Form 10-Q
period 1993-11-30
FEDDERS CORP /DE
filed 1994-01-12
CIK 744106

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period ended November 30, 1993 or
                               -----------------

(  )     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934


For the transition period from                to
                               --------------    ----------------

Commission file number        1-8831
                       ---------------------


                            FEDDERS CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                              22-2572390
- ----------------------------      -------------------------------------
(State of incorporation)          (I.R.S. Employer Identification No.)


 158 Highway 206, Peapack, New Jersey              07977
- ------------------------------------------------------------------
 (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code: (908) 234-2100
                                                    ---------------

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  X        No
                                -----         ----

                 The registrant has outstanding 17,959,149 shares of Common Stock and 2,267,906 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of December 31, 1993.

                              FEDDERS CORPORATION


                                     INDEX


                                                                       Page
                                                                     Number
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Operations                    3
                 Consolidated Balance Sheets                            4-5
                 Consolidated Statements of Cash Flows                    6
                 Notes to Consolidated Financial Statements               7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8


Part II  OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of
                  Security Holders

         Item 6. Exhibits and Reports on Form 8-K                         9


SIGNATURE                                                                10

                          PART I FINANCIAL INFORMATION
                              FEDDERS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (amounts in thousands, except per share
                               data) (unaudited)



                                                                                  FIRST QUARTER
                                                                                 ENDED NOVEMBER 30,
                                                                             -------------------------

                                                                                 1993             1992
                                                                             --------         --------

Net sales and other income                                                   $ 10,527         $ 13,277
Cost and expenses:
 Cost of sales                                                                  8,453           10,887
 Selling, general and administrative
  expense                                                                       5,198            5,343
                                                                             --------         --------

                                                                               13,651           16,230
                                                                             --------         --------

Operating loss                                                                 (3,124)          (2,953)
Interest expense                                                                 (887)          (1,200)
                                                                             ---------        ---------

Loss before income taxes                                                       (4,011)          (4,153)

Federal, state and foreign income
 tax benefit                                                                     (120)          (1,592)
                                                                             ---------        ---------

Loss before cumulative effect of
 an accounting change                                                          (3,891)          (2,561)
Cumulative effect of an
 accounting change                                                              1,780              -
                                                                             --------         ---------

Net loss                                                                     $ (2,111)        $ (2,561)
                                                                             =========        =========

Earnings per share:
 Loss before cumulative effect of an
  accounting change                                                          $  (0.19)        $  (0.13)
 Cumulative effect of an accounting change                                       0.09               -
                                                                             --------         ---------

Net loss per share                                                           $  (0.10)        $  (0.13)
                                                                             =========        =========





                             See accompanying notes

                              FEDDERS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                         (dollar amounts in thousands)
                                  (unaudited)


                                                              Nov. 30,            Aug. 31,            Nov. 30,
                                                                1993                1993                1992
                                                              --------            --------            --------
ASSETS:
- -------
Current assets:
 Cash                                                                -             $ 8,553             $ 5,675
 Accounts receivable (less allowance of
  $905 at November 30, 1993 and $1,078
  at August 31, 1993, respectively)                           $  5,646               8,901               9,039

 Inventories:
  Finished goods                                                26,787              11,597              24,124
  Work in process                                                2,027                 842               2,170
  Raw materials and supplies                                     7,805               6,831              10,282
                                                              --------             -------             -------

                                                                36,619              19,270              36,576

Deferred income taxes                                                -               3,882               4,279
Prepaid expenses                                                   783                 917                 502
                                                              --------             -------              -------

    Total current assets                                        43,048              41,523              56,071

Property, plant and equipment at cost:
  Land and improvements                                          1,385               1,393               1,727
  Buildings                                                     11,857              11,844              11,827
  Machinery and equipment                                       46,480              44,799              42,631
                                                              --------             -------              ------

                                                                59,722              58,036              56,185
    Less accumulated depreciation                               27,093              26,399              25,023
                                                              --------             -------             -------

    Net property, plant and equipment                           32,629              31,637              31,162

Other assets                                                     7,942               8,125               9,493
                                                              --------             -------              -------

                                                              $ 83,619             $81,285             $96,726
                                                              ========             =======              =======





                             See accompanying notes

                              FEDDERS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                         (dollar amounts in thousands)
                                  (unaudited)


                                                              Nov. 30,            Aug. 31,            Nov. 30,
                                                                1993                1993                1992
                                                              --------            --------            --------
LIABILITIES & STOCKHOLDERS' EQUITY:
- -----------------------------------
Current liabilities:
 Short-term borrowing                                        $  10,544                   -                   -
 Current portion of long-term debt                               2,220            $  2,206                   -
 Accounts payable                                                8,147               5,174             $25,806
 Accrued expenses                                               12,517              17,184              20,598
                                                             ---------            --------             -------


    Total current liabilities                                   33,428              24,564              46,404

Long-term debt                                                  24,395              23,384              25,138
Deferred income taxes                                                -               6,019               5,714
Other long-term liabilities                                      3,058               3,089               3,329

Stockholders' equity:
 Common Stock, $1 par value, 30,000,000
  shares authorized, 18,694,559 and
  18,613,559 issued at November 30, 1993
  and August 31, 1993, respectively                             18,695              18,614              16,838

 Class B Stock, $1 par value, 30,000,000
  shares authorized, 2,267,906 issued and
  outstanding at November 30, 1993
  and August 31, 1993, respectively                              2,268               2,268               2,268

Additional paid-in capital                                      47,846              47,571              41,583
Retained earnings (deficit)                                    (37,239)            (35,128)            (35,914)
Cumulative translation adjustment                                  134                (130)                311
                                                             ---------           ---------              -------

                                                                31,704              33,195              25,086
    Less-treasury stock, at cost                                (8,966)             (8,966)             (8,945)
                                                            ----------             -------            --------

     Total stockholders' equity                                 22,738              24,229              16,141
                                                             ---------            --------             -------

                                                             $  83,619            $ 81,285             $96,726
                                                             =========            ========             =======





                             See accompanying notes

                              FEDDERS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)
                                  (unaudited)



                                                                      FIRST QUARTER ENDED
                                                                           NOVEMBER 30,
                                                                  ----------------------------
                                                                    1993               1992
                                                                  ---------          ---------
Cash flows from operations:
Net loss                                                          $  (2,111)          $  (2,561)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                       1,150               1,726
  Deferred income taxes                                              (1,780)                  -
  Changes in operating assets and liabilities:
   Accounts receivable                                                3,255               5,436
   Inventories                                                      (17,349)              8,558
   Prepaid expenses                                                     140                (417)
   Other assets                                                        (114)               (629)
   Accounts payable                                                   2,973              (2,419)
   Accrued expenses                                                  (5,030)            (12,025)
   Other long-term liabilities                                          (31)                  -
   Other                                                                264                (161)
                                                                  ---------           ---------

     Net cash used in operations                                    (18,633)             (2,492)
                                                                  ---------           ---------

Cash flows from investing activities:
 Additions to property, plant and equipment                          (1,698)               (210)
 Disposals of property, plant and equipment                              12                 139
                                                                   --------            --------

     Net cash used in investing activities                           (1,686)                (71)
                                                                  ---------           ---------

Cash flows from financing activities:
 Increase in short-term borrowings                                   10,544                   -
 Repayments of long-term debt                                           866                (500)
 Proceeds from stock options exercised                                  356                   -
                                                                   --------           ---------

     Net cash provided by (used in)
      financing activities                                           11,766                (500)
                                                                   --------           ---------

Net decrease in cash and cash equivalents                            (8,553)             (3,063)
Cash and cash equivalents at beginning
  of period                                                           8,553               8,738
                                                                   --------            --------

                                                                   $      -            $  5,675
                                                                   ========            ========

Supplemental disclosure:
 Interest paid                                                     $    806            $    959
 Income taxes paid                                                        -                   -


                             See accompanying notes

                              FEDDERS CORPORATION
                      NOTES TO THE CONSOLIDATED FINANCIAL
                            STATEMENTS (UNAUDITED)


A. In the first fiscal quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 resulted in a one-time favorable cumulative effect of an accounting change amounting to $1,780,000. It also resulted in a decrease in the effective tax rate from 38% in the first fiscal quarter of 1993 to 3% in fiscal 1994, reducing the tax benefit in the 1994 first quarter.

B. The financial information included herein is unaudited; however, such information reflects all adjustments which, other than the cumulative effect of an accounting change, consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

C. In October, 1993, the Company received a two-year renewal of its revolving credit facility with a commercial financial institution effective December 23, 1993. Borrowing under this credit facility amounted to $10,544,000 at November 30, 1993.

D. Earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class B Stock and other common stock equivalents outstanding: 20,376,000 and 19,379,000 in the three month period ended November 30, 1993 and 1992, respectively.

E. Pursuant to the Company's stock option plans, options to purchase 81,800 shares of Common Stock were exercised during the three months ended November 30, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Net sales in the first quarter of fiscal 1994 of $10.5 million were 21.1% below sales of $13.3 million for the first quarter of 1993, as a result of new leaders in room air conditioner retailing taking delivery of inventory primarily during the peak season from April to July rather than purchasing product in the preseason, which was the past practice. The Company's order rate is higher than in fiscal 1993.

Gross profit margin as a percentage of net sales increased to 19.7% from 18.0% during the prior year period, primarily due to decreased costs and improved overhead absorption as a result of the Company beginning production in September compared with January in the prior fiscal year.

Selling, general and administrative expense decreased from $5.3 million in the prior-year quarter to $5.2 million in the first quarter of 1994 as a result of further consolidation during the fourth quarter of 1993.

Interest expense of $887,000 in the current quarter decreased 26.1% from $1.2 million in the prior year period, as a result of reduced borrowing following the Company's restructuring in September, 1992 and due to lower interest rates.

In the first quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This resulted in a decrease in the effective tax rate from 38% in the prior year quarter to 3% in fiscal 1994 reducing the first quarter tax benefit. The adoption of SFAS No. 109 also resulted in a one-time favorable cumulative effect of an accounting change for prior periods amounting to $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements of the Company are seasonal, with cash balances peaking in August and the Company's greatest utilization of its lines of credit occurring during the spring months. During the first fiscal quarter, with sales seasonally low and the industry's inventory pipeline normalized, the Company utilized cash to begin production of finished goods in September compared with January in fiscal 1993. This increased inventories by $17.3 million and accounts payable by $3 million from August 31, 1993.

In October 1993, the Company received a two-year renewal, with certain more favorable terms, on its revolving credit facility of $30 million. Borrowing under the facility amounted to $10,544,000 at November 30, 1993. Management believes that the Company's earnings and credit available will be sufficient to meet the needs of its operations and long term credit requirements, including capital expenditures.

                                    PART II
                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on December 21, 1993 to:
(i) elect two (2) directors to serve for a term of three (3) years and until their successors shall be elected and shall have qualified; and (ii) to ratify the appointment of Ernst & Young as the Company's independent auditors for the ensuing fiscal year. Messrs. Sal Giordano, Jr. and S. A. Muscarnera were elected directors at the Annual Meeting. After the Annual Meeting, Messrs. William J. Brennan, Salvatore Giordano, Joseph Giordano, Howard S. Modlin, and Clarence Russel Moll continued to serve as directors of the Company.

On all matters considered at the Annual Meeting, the vote required was a majority of the shares of Common Stock and Class B Stock, voting in person or by proxy together as a single class. The final results of the voting are as follows:

1. Sal Giordano, Jr. nominee for Director: 17,571,235 for, and 585,949 withheld;

2. S. A. Muscarnera nominee for Director: 17,581,553 for, and 575,631 withheld;

3. Ratification of Ernst & Young as independent auditors: 17,916,850 for, 130,618 against, and 109,716 abstained.

The proxies tabulated represented 18,157,184 shares of Common and Class B stock, or 89% of the total outstanding Common and Class B shares.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (SECTION 249.308 OF THIS CHAPTER).

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FEDDERS CORPORATION



                                              By    /s/Robert L. Laurent, Jr.
                                                    -------------------------
                                                    Robert L. Laurent, Jr.
                                                    Executive Vice President,
                                                    Finance & Administration




Date January 12, 1994                         Signing both in his
     ----------------                         capacity as Executive Vice
                                              President on behalf of the
                                              Registrant and as Chief
                                              Financial Officer of the
                                              Registrant