Form 10-Q
period 1994-02-28
FEDDERS CORP /DE
filed 1994-04-12
CIK 744106

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period ended February 28, 1994 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                to


Commission file number        1-8831


                      FEDDERS CORPORATION
     (Exact name of registrant as specified in its charter)

          Delaware                          22-2572390
 (State of incorporation)     (I.R.S. Employer Identification No.)

 158 Highway 206, Peapack, New Jersey              07977
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


                      Yes  X        No


               The registrant has outstanding 18,811,649 shares of Common Stock and 2,267,609 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of March 29, 1994.

                       FEDDERS CORPORATION


                              INDEX

                                                             Page
                                                           Number
PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements

                              Consolidated Statements of Operations3
                              Consolidated Balance Sheets     4-5
                              Consolidated Statements of Cash Flows6
                              Notes to Consolidated Financial Statements7

     Item 2.   Management's Discussion and Analysis of
                               Financial Condition and Results of Operations8-9


Part II   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                10

SIGNATURE                                                      11


                            FEDDERS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (amounts in thousands, except per share data)
                                (unaudited)






Net sales                                                                            $ 36,959$ 36,625$ 47,486$ 49,902
Cost of sales                                                              29,249  31,123  37,702  42,010
Selling, general and
 administrative expense                        5,409   6,195  10,607  11,538





Operating income (loss)                        2,301    (693)    (823)  (3,646)
Interest expense                                                (1,138)    (848)  (2,025)  (2,048)


Income (loss) before income taxes     1,163    (1,541)   (2,848)   (5,694)

Federal, state and foreign income
 tax (benefit)                                                             35    (655)     (85)  (2,247)


Income (loss) before cumulative effect
 of an accounting change                     1,128    (886)  (2,763)  (3,447)
Cumulative effect of an
 accounting change                                           -     -   1,780     -


Net income (loss)                                          $  1,128$   (886)$   (983)$ (3,447)


Earnings per share:
 Income (loss) before cumulative effect
  of an accounting change               $   0.05$  (0.04)$  (0.13)$  (0.18)
 Cumulative effect of an
  accounting change                                       -     -    0.08     -


Net income (loss) per share           $   0.05$  (0.04)$  (0.05) $  (0.18)





                          See accompanying notes

                            FEDDERS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                       (dollar amounts in thousands)
                                (unaudited)




ASSETS:

Current assets:
 Cash                                                                                                         $   1,780$  8,553$
 Accounts receivable (less allowance
  of $1,009, $1,078 and $3,354 at
  February 28, 1994, August 31,
  1993 and February 28, 1993,
  respectively)                                    22,409   8,901    28,093

Inventories:
 Finished goods                                                     39,166  11,597      11,018
 Work in process                                                  1,698     842     2,709
 Raw materials and supplies               8,754      6,831             10,562




Deferred income taxes                                 -   3,882       4,217
Prepaid expenses                                                    776     917       853


    Total current assets                     74,583  41,523           59,645

Property, plant and equipment at cost:
  Land and improvements                         1,375   1,393         1,433
  Buildings                                                                         11,917  11,844    11,818
  Machinery and equipment                  47,157   44,799             42,960



Less accumulated depreciation          28,270       26,399             25,660


    Net property, plant and
     equipment                                                   32,179  31,637    30,551

Other assets                                                                     8,009   8,125    10,026






                          See accompanying notes

                            FEDDERS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                       (dollar amounts in thousands)
                                (unaudited)





LIABILITIES & STOCKHOLDERS' EQUITY:

Current liabilities:
 Short-term borrowing                           $   24,698     - $   12,748
 Current portion of long-term debt      2,233     $   2,206             -
 Accounts payable                                              21,440    5,174    19,020
 Accrued expenses                                              12,749   17,184    12,542


    Total current liabilities           61,120       24,564           44,310

Long-term debt                                                           24,368   23,384    25,444
Deferred income taxes                                 -     6,019     5,714
Other long-term liabilities                3,049      3,089            2,859

 Stockholders' equity:
  Common Stock, $1 par value, 30,000,000
   shares authorized, 19,452,559, 18,613,559
   and 18,304,359 issued at February 28,
   1994, August 31, 1993 and February 28,
   1993, respectively                               19,452   18,614    18,304

  Class B Stock, $1 par value, 30,000,000
   shares authorized, 2,267,906 issued at
   February 28, 1994 and August 31, 1993,
   and 2,268,206 issued at February 28,
   1993, respectively                                2,268    2,268     2,268

Additional paid-in capital                 49,503    47,571           46,528
Retained earnings (deficit)              (36,111)   (35,128)        (36,800)
Cumulative translation adjustment          88          (130)            540


                                                                                                                        35,200   33,
    Less-treasury stock, at cost       (8,966)       (8,966)         (8,945)


     Total stockholders' equity        26,234        24,229           21,895





                          See accompanying notes

                            FEDDERS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (amounts in thousands)
                                (unaudited)



Cash flows from operations:
 Net loss
 Adjustments to reconcile net loss to net
  cash (used in) operating activities:
   Depreciation and amortization                           2,763      2,593
   Deferred income taxes                                                            -     (74)
   Changes in operating assets and liabilities:
    Accounts receivable                                                             (13,508) (13,618)
    Inventories                                                                                                          (30,348)
    Other current assets                                                          4,023     (768)
    Other assets                                                                                                       (455)  (1,231
    Accounts payable                                                                             16,266  (9,205)
    Accrued expenses                                                                             (4,435)  (20,081)
    Long-term liabilities                                                    (6,059)      42
    Other

     Net cash used in operations                         (32,518) (25,052)

Cash flows from investing activities:
 Additions to property, plant and equipment    (2,425)           (556)
 Disposals of property, plant and equipment        12            259


     Net cash used in investing activities     (2,413)           (297)


Cash flows from financing activities:
 Increase in short-term borrowings                    24,698       12,748
 Proceeds from (repayments of) long-term debt     690             (355)
 Proceeds from stock options exercised            2,770        6,411


     Net cash provided by financing
      activities                                                                                                     28,158  18,804


Net decrease in cash and cash equivalents      (6,773)         (6,545)
Cash and cash equivalents at
 beginning of period                                                                              8,553   8,738


Cash and cash equivalents at end of period   $  1,780       $  2,193
Supplemental disclosure:
 Interest paid                                                                                                                $  1,2
 Net income taxes paid (refunded)                         (158)    (679)

                          See accompanying notes

                            FEDDERS CORPORATION
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


A. In the first fiscal quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 resulted in a one-time favorable cumulative effect of an accounting change amounting to $1,780,000. It also resulted in a decrease in the effective tax rate from 39% in fiscal 1993 period to 3% in fiscal 1994.

B. Earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class B Stock and other common stock equivalents outstanding: 20,982,000 and 19,900,000 in the second quarter of 1994 and 1993, and 20,679,000 and 19,600,000 for the six-
month period ending February 28, 1994 and 1993, respectively.

C. Pursuant to the Company's stock option plans, options to purchase 839,000 shares of Common Stock were exercised during the first six months of fiscal year 1994.

D. The financial information included herein is unaudited; however, such information reflects all adjustments which, other than the cumulative effect of an accounting change, consists solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Item 2.   Management's Discussion and Analysis of Results of Operations
               and Financial Condition


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Net sales in the second quarter ended February 28, 1994 of $37.0 million were comparable to sales in the prior year quarter of $36.6 million. The gross profit margin of 20.9% of net sales increased from 15.0% in the second quarter of 1993. The increase is attributable to cost reductions.

Selling, general and administrative expense decreased 13.0%, on equivalent sales, from $6.2 million in the fiscal 1993 quarter to $5.4 million in the current quarter.

Interest expense increased by $290,000 as a result of higher borrowing levels during the quarter to build inventories required for increased demand. The backlog of orders increased by more than $70 million from the prior-year level. The increase in orders is due, primarily, to the implementation of just-in-time relationships with major retailers. The new leaders in room air conditioner retailing require delivery during the peak season (April through July) rather than before their selling season.

Net income for the fiscal 1994 quarter amounted to $1.1 million compared with a loss of $886,000 in the fiscal 1993 quarter.


Six Months

In the seasonally slow six-month period ended February 28, 1994, sales were off 4.8% to $47.5 million compared with $49.9 million in the prior fiscal year.

Gross profit margin improved to 20.6% of net sales during the fiscal 1994 period, compared with 15.8% in fiscal 1993.

Selling, general and administrative expenses in the six months of fiscal 1994 were reduced by 8.1% to $10.6 million from $11.5 million in fiscal 1993.

In the six-month period, the Company reduced by 50% the seasonal pre-tax loss on 5% lower sales.

The six months of fiscal 1994 were affected by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This resulted in a decrease in the effective tax rate from 39% in fiscal 1993 period to 3% in fiscal 1994, reducing the six-month tax benefit. The adoption of SFAS No. 109 also resulted in a one-time favorable cumulative effect of an accounting change for prior periods amounting to $1.8 million.

Including the effects of SFAS No. 109, the net loss for the six-month period was $1.1 million versus a loss of $3.4 million in the first half of 1993.

Liquidity and Capital Resources

The Company's working capital requirements are seasonal, with cash peaking in the fourth quarter and the Company utilizing its credit line primarily in the second and third quarters during the height of the production cycle. Accordingly, with the industry pipeline normalized entering fiscal 1994, the Company increased production to meet product demand for delivery during the peak selling season (April through July). This seasonally increased inventories, short-term borrowing and accounts payable from August 31, 1993. Investing activities during the six-month period ended February 28, 1994 were for capital expenditures of $2.4 million.

In October 1993, the Company received a two-year renewal, with certain more favorable terms on its revolving credit facility of $30 million. The Company received proceeds of $2.8 million from the exercise of employee stock options during the first six months of fiscal 1994. Management believes that the Company's earnings and borrowing capacity are adequate to meet the needs of its operations and long-term credit requirements, including capital expenditures.

                                  PART II
                             OTHER INFORMATION




Item 1.   Legal Proceedings


On January 21, 1994 the parties agreed to settle the case captioned Z Edison Limited Partnership v. Fedders Corporation. The case was dismissed upon payment of $80,000 to plaintiff on February 24, 1994.





Item 6.   Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FEDDERS CORPORATION



                                    By /s/Robert L. Laurent, Jr.
                                       Robert L. Laurent, Jr.
                                       Executive Vice President,
                                       Finance & Administration




Date April 12, 1994                 Signing both in his capacity as
                                    Executive Vice President on behalf
                                    of the Registrant and as Chief
                                    Financial Officer of the Registrant