Form 10-Q
period 1994-05-31
FEDDERS CORP /DE
filed 1994-07-12
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended May 31, 1994 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _____________ to ____________

Commission file number        1-8831


                      FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

          Delaware                        22-2572390
(State of incorporation)  (I.R.S. Employer Identification No.)

 158 Highway 206, Peapack, New Jersey              07977
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  908/234-2100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes  X        No


The registrant has outstanding 18,959,232 shares of Common Stock and 2,267,906 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of June 30, 1994.

FEDDERS CORPORATION


INDEX

                                                            Page
                                                           Number
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                           3
Consolidated Balance Sheets                                   4-5
Consolidated Statements of Cash Flows                           6
Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        8-9


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      10

SIGNATURE
                                                               11


FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

                              THIRD QUARTER         NINE MONTHS
                              ENDED MAY 31,         ENDED MAY 31,

                             1994      1993       1994      1993

Net sales                $ 95,812  $ 50,464   $143,298  $100,366
Cost of sales              75,943    42,138    113,645    84,148
Selling, general and
 administrative expense     6,591     6,407     17,198    17,945
                        ________________________________________

                           82,534    48,545    130,843   102,093
                        _________________________________________

Operating income (loss)    13,278     1,919     12,455    (1,727)
Interest expense           (1,278)   (1,132)    (3,303)   (3,180)
                        ________________________________________

Income (loss) before
 income taxes              12,000       787      9,152    (4,907)
Federal, state and foreign
 income tax (benefit)         360       307        275    (1,940)
                        ________________________________________

Income (loss) before
 cumulative effect of
 an accounting change      11,640       480      8,877    (2,967)
Cumulative effect of an
 accounting change            -         -        1,780       -
                       _________________________________________

Net income (loss)        $ 11,640  $    480   $ 10,657  $ (2,967)

Earnings per share:
 Income (loss) before
  cumulative effect of
  an accounting change   $   0.55  $   0.02   $   0.43  $  (0.15)
 Cumulative effect of an
  accounting change           -         -         0.08       -
                       _________________________________________

Net income (loss)
 per share               $   0.55  $   0.02   $   0.51  $  (0.15)

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                               May 31,     August 31,     May 31,
                                 1994          1993         1993
ASSETS:
Current assets:

 Cash                         $  4,323      $  8,553     $  1,787

 Accounts receivable (less
  allowance of $959,
  $1,143 and $1,143 at
  May 31, 1994, August 31,
  1993 and May 31, 1993,
  respectively)                 48,900         8,901       31,004

Inventories:
 Finished goods                 26,568        11,597       22,271
 Work in process                 2,074           842        2,290
 Raw materials and supplies     11,141         6,831       12,011

    Net inventory               39,783        19,270       36,572

Deferred income taxes             -            3,882        4,196
Prepaid expenses                   948           917          937

    Total current assets        93,954        41,523       74,496

Property, plant and equipment
 at cost:
  Land and improvements          1,356         1,393        1,419
  Buildings                     11,955        11,844       11,784
  Machinery and equipment       47,525        44,799       43,762
                                60,836        58,036       56,965
  Less accumulated
   depreciation                 28,816        26,399       26,389

Net property, plant and
 equipment                      32,020        31,637       30,576
Other assets                     7,860         8,125        9,632

                              $133,834      $ 81,285     $114,704


See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                               May 31,     August 31,    May 31,
                                 1994          1993        1993
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing         $ 22,473          -       $ 15,321
 Current portion of
  long-term debt                 7,040      $  2,206       1,869
 Accounts payable               19,575         5,174      23,257
 Accrued expenses               26,023        17,184      19,494

    Total current
     liabilities                75,111        24,564      59,941

Long-term debt                  17,646        23,384      23,649
Deferred income taxes             -            6,019       5,714
Other long-term liabilities      3,136         3,089       2,790

 Stockholders' equity:
  Common Stock, $1 par value,
   30,000,000 shares authorized,
   19,518,559, 18,613,559
   and 18,402,359 issued at
   May 31, 1994, August 31,
   1993 and May 31, 1993,
   respectively                 19,519        18,614      18,402
  Class B Stock, $1 par value,
   30,000,000 shares authorized,
   2,267,906 issued at
   May 31, 1994 and
   August 31, 1993, and 2,268,206
   issued at May 31, 1993,
   respectively                  2,268         2,268       2,268
  Additional paid-in capital    49,790        47,571      46,861
  Retained earnings (deficit)  (24,471)      (35,128)    (36,320)
  Cumulative translation
   adjustment                     (199)         (130)        365

                                46,907        33,195      31,576
  Less-treasury stock,
   at cost                      (8,966)       (8,966)     (8,966)
     Total stockholders'
      equity                    37,941        24,229      22,610

                              $133,834      $ 81,285    $114,704

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                               NINE MONTHS ENDED
                                                     MAY 31,
                                                 1994       1993
Cash flows from operations:
 Net income (loss)                           $ 10,657   $ (2,967)
 Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Depreciation and amortization                3,666      3,491
   Changes in operating assets and liabilities:
    Accounts receivable                       (39,999)   (16,529)
    Inventories                               (20,513)     8,562
    Other current assets                        3,851       (769)
    Other assets                                 (503)      (849)
    Accounts payable                           14,401     (4,968)
    Accrued expenses                            8,839    (13,129)
    Long-term liabilities                      (5,972)      (163)
    Other                                         (69)      (283)

     Net cash used in operations              (25,642)   (27,604)

Cash flows from investing activities:
 Additions to property, plant and equipment    (2,950)    (1,469)
 Disposals of property, plant and equipment       150        418

     Net cash used in investing activities     (2,800)    (1,051)

Cash flows from financing activities:
 Increase in short-term borrowings             22,473     15,321
 Repayments of long-term debt                  (1,385)      (438)
 Proceeds from stock options exercised          3,124      6,821

     Net cash provided by financing
      activities                               24,212     21,704

Net decrease in cash and cash equivalents      (4,230)    (6,951)
Cash and cash equivalents at
 beginning of period                            8,553      8,738

Cash and cash equivalents at end of period  $   4,323   $  1,787
Supplemental disclosure:
 Interest paid                              $   2,733   $  2,592
 Net income taxes refunded                       (306)      (679)

See accompanying notes

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. In the first fiscal quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which resulted in a one-time favorable cumulative effect of an accounting change amounting to $1,780,000. It also resulted in an effective tax rate of 3% in fiscal 1994 due to the utilization of tax loss carryforwards.

B. Earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class B Stock and other common stock equivalents outstanding: 21,298,000 and 20,972,000 in the third quarter of 1994 and 1993, and 20,885,000 and 19,892,000 for the nine-month period ending May 31, 1994 and 1993, respectively.

C. Pursuant to the Company's stock option plans, options to purchase 904,000 shares of Common Stock were exercised during the first nine months of fiscal 1994.

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

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

Net sales in the third quarter ended May 31, 1994 amounted to $95.8 million, an increase of 90.0% from $50.5 million in the same period a year earlier. The sales gain was due to both larger purchases by existing customers and sales to new accounts. Large-volume retailers increasingly are requiring delivery of room air conditioners during the peak selling season (April-July) which boosts sales in the second half of Fedders' fiscal year and minimizes unit shipments in the first half, compared with previous shipping patterns.

The gross profit margin for the third quarter increased to 20.7% from 16.5% in the same period a year ago. The gross profit margin improvement resulted from continuous cost reductions and higher production volume.

Selling, general and administrative expenses declined as a percentage of sales to 6.9% from 12.7% as a result of seasonally strong sales volume.

Interest expense increased slightly to $1.3 million and decreased as a percentage of net sales to 1.3% from 2.2% in the prior year.

Pre-tax income for the quarter increased to $12.0 million, or 12.5% of net income, compared to $787,000, or 1.6% of net sales in the prior year.

The effective tax rate in fiscal 1994 decreased to 3% from 39.0% in fiscal 1993. The reduction is due to the utilization of tax loss carryforwards in fiscal 1994.

Nine Months

For the first nine months of fiscal 1994, sales were $143.3 million, an increase of 43.0% from $100.4 million for the same period in fiscal 1993.

Gross profit margin increased to 20.7% of net sales during the fiscal 1994 period compared with 16.2% in fiscal 1993 as a result of cost reductions and higher production volume.

Selling, general and administrative expenses of $17.2 million, versus $17.9 million in 1993, declined as a percentage of sales to 12.0% from 17.9% as a result of expense reductions and seasonally strong sales volume.

Interest expense increased slightly to $3.3 million in fiscal
1994 and decreased as a percentage of sales to 2.3% from 3.2% in the prior year period.

Pre-tax income increased to $9.2 million, or 6.4% of net sales compared to a pre-tax loss of $5.0 million in prior year.

In the nine month period, the Company's net income was $10.6 million compared with a loss of $3.0 million a year ago. Net income for the 1994 period included a one-time favorable cumulative effect amounting to $1.8 million from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." A reduced effective tax rate of 3% reflects the utilization of tax loss carryforwards in fiscal 1994.

Liquidity and Capital Resources

The Company's working capital requirements are seasonal, with cash peaking in the fourth fiscal quarter and the Company utilizing its credit line primarily in the second and third fiscal quarters. The seasonality of the room air conditioner business increased inventories, short-term borrowing and accounts payable at May 31, 1994 compared with August 31, 1993. Accounts receivable increased to $40.9 from $31.0 12 twelve months earlier due to the increased sales volume. Investing activities for the nine-month period were for capital expenditures of $3.0 million of which $950,000 is being treated as a capital lease.

Principal outstanding of $1.9 million of the 8 7/8% subordinated
debentures matured and was redeemed in full in May 1994.   In
October, the Company received a two-year renewal, with certain more favorable terms, on its revolving credit facility of $30.0 million. On June 29, 1994, the Company paid all outstanding amounts under its revolving line of credit. The Company received proceeds of $3.1 million from the exercise of employee stock options during the nine months of fiscal 1994. Management believes that the Company's earnings and borrowing capacity are adequate to meet the needs of its operations and its long-term requirements, including capital expenditures.

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b)Reports on Form 8-K

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


                                    FEDDERS CORPORATION



                                    By /s/Robert L. Laurent, Jr.
                                       Robert L. Laurent, Jr.
                                       Executive Vice President,
                                       Finance & Administration




Date July 7, 1994_               Signing both in his capacity as
                                  Executive Vice President on
                                  behalf of the Registrant and as
                                  Chief Financial Officer of the
                                  Registrant