Form 10-K
period 1994-08-31
FEDDERS CORP /DE
filed 1994-11-10
CIK 744106

================================================================================

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               ----------------

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1994

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                              FEDDERS CORPORATION

            (Exact name of Registrant as specified in its charter)

             DELAWARE                            22-2572390
      (State of Incorporation)      (I.R.S. Employer Identification No.)

        505 MARTINSVILLE ROAD, LIBERTY CORNER, NJ           07938-0813
        (Address of Principal Executive Offices)            (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (908) 604-8686

                              -------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                           NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS         ON WHICH REGISTERED
                -------------------        ---------------------
            Common Stock, $1 par value    New York Stock Exchange, Inc.
                                          Philadelphia Stock Exchange, Inc.
            Class A Stock, $1 par value   New York Stock Exchange, Inc.


         SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

         TITLE OF EACH CLASS
         -------------------

             None

                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of the close of business on October 31, 1994, there were outstanding 18,988,099 shares of the Registrant's Common Stock, 10,627,879 shares of Class A Stock and 2,267,906 shares of its Class B Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of October 31, 1994 was $148,190,144. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

                              FEDDERS CORPORATION

                            FORM 10-K ANNUAL REPORT
                               SEPTEMBER 1, 1993
                                       TO
                                AUGUST 31, 1994


                               TABLE OF CONTENTS

                                                            PAGE
                                                            ----
PART I
     Item  1.  Business                                      1
     Item  2.  Properties                                    6
     Item  3.  Legal Proceedings                             7
     Item  4.  Submission of Matters to a Vote of
                Security Holders                             8

PART II
     Item  5.  Market for Registrant's Common Equity
                and Related Matters                         10
     Item  6.  Selected Financial Data                      10
     Item  7.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                               10
     Item  8.  Financial Statements and Supplementary Data  10
     Item  9.  Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                        10

PART III
     Item 10.  Directors and Executive Officers of the
                Registrant                                  11
     Item 11.  Executive Compensation                       11
     Item 12.  Security Ownership of Certain Beneficial
                Owners and Management                       11
     Item 13.  Certain Relationships and Related
                Transactions                                11

PART IV
     Item 14.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K                     12

                                    PART I


ITEM  1.  BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     Fedders Corporation (the "Company" or the "Registrant") is a holding company which, through its wholly owned operating subsidiaries, is engaged in the manufacture and sale of a complete line of room air conditioners and dehumidifiers, principally for the residential market. Based upon industry statistics compiled by a trade association, the Company believes it is the largest manufacturer of room air conditioners in North America. Unless otherwise indicated, all references herein to the "Company" or the "Registrant" include Fedders Corporation and its principal operating subsidiaries, Fedders North America, Inc. ("Fedders NA"), Emerson Quiet Kool Corporation ("EQK"), Columbia Specialties, Inc. ("CSI"), Fedders, Inc., RTXX Corporation ("RTXX") and Fedders International, Inc. ("FI"). EQK, CSI, RTXX and Fedders, Inc. are wholly owned subsidiaries of Fedders NA. In 1994, Fedders NA also established a Mexican sales subsidiary, Fedders de Mexico and FI established a Singapore subsidiary, Fedders Asia Pte. Ltd. ("Fedders Asia").

     In August 1992, the Company discontinued production in New Jersey and agreed to sell its compressor business to NYCOR Acquisition Corp. ("NYCOR") see Notes 2 and 12 of the Notes to Consolidated Financial Statements on pages 11 and 14 of the Annual Report, which notes are incorporated herein by reference. The Company, under a ten year supply agreement, continues to rely upon NYCOR for a significant portion of its requirements for rotary compressors, one of the most important components of the air conditioners manufactured by the Company.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one industry segment. See Note 8 of the Notes to Consolidated Financial Statements at page 13 of the Annual Report, which Note is incorporated herein by reference.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS

     Products and Markets

     The Company manufactures and sells a complete line of window and through-the-wall room air conditioners, principally for the residential market, and also markets split ductless room air conditioners for international markets. The Company's air conditioners are manufactured in models ranging in capacity from 5,000 BTU (British Thermal Units) per hour to 32,000 BTU per hour. These models comprise product lines marketed by the Company under the brands FEDDERS, EMERSON QUIET KOOL and AIRTEMP. The Company also manufactures products under various private labels.

     The Company manufactures and markets, under the EMERSON QUIET KOOL brand, a line of household dehumidifiers ranging in capacity from 30 to 60 pints per 24 hours.

     In North America, the Company markets its products to retail chains, retail buying groups and others representing over 10,000 retail outlets. The distribution of appliances and electronics in North America has changed significantly in the last several years. Most of the Company's sales, are now made directly to retailers, in contrast to the early 1980s when distributors accounted for the majority of the Company's business. In addition, in recent periods the Company's customers have changed their purchasing patterns to minimize inventories. In response, the Company has increased its manufacturing flexibility, thereby improving its capabilities, especially in the areas of just-in-time delivery.

     In fiscal 1993, the Company consolidated all Fedders NA marketing, service and accounting management into a Whitehouse, New Jersey headquarters location. FNA serves many of its customers through regional sales offices and distribution centers.

     To support and service its customers and the ultimate consumer, the Company has a network of third-party service centers throughout the United States and regional parts depots to expedite repairs by local service companies during peak demand periods.

     The Company promotes its EMERSON QUIET KOOL and FEDDERS brands of air conditioners through advertising, primarily in trade publications and also on radio and television. The Company offers an advertising allowance to assist retailers in advertising locally.

     The Company's future business development activities are focused primarily outside of North America. The Company believes that the market for room air conditioners outside of North America is approximately four times the size of the North American market. Demand for air conditioners outside of North America accelerated in the 1980's with the increase in disposable income of populous nations in hot weather climates. The Company has participated in international markets for more than 30 years and has licensees in several countries.

     The Company expects to participate in overseas production through strategic alliances primarily under production and joint venture agreements, with participation based on its expertise, technological capability and well established global sourcing program. The Company currently has production agreements in Taiwan, India and the People's Republic of China. Financing, if required, is expected to be obtained locally. The Company is accelerating development activities to penetrate the international markets in order to realize greater growth potential than is afforded by the mature U.S. market and to moderate its dependence on summer weather in North America. In 1994, Fedders International created a new subsidiary, Fedders Asia, Pte. Ltd. in Singapore for research, development, testing and coordination of production of the Company's product at facilities where production agreements are in place. The Company also has consolidated its international headquarters with its executive offices in a single facility in Liberty Corner, New Jersey. The Company believes it can compete cost-effectively abroad based on its global sourcing network that currently delivers components from around the world to two U.S. plants.

     SOURCES AND AVAILABILITY OF RAW MATERIALS

     The most important materials purchased by the Company are steel, copper and aluminum, which are obtained from domestic and foreign suppliers. The Company also purchases from other domestic and foreign manufacturers certain components, including thermostats, compressors, motors and electrical controls, used in its products. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program. The Company is not dependent upon any one source for major components of its manufactured products, except that it purchases compressors primarily from NYCOR. The Company presently has a supply agreement with NYCOR through the year 2003 which provides the Company a dependable source of rotary compressors. The Company has additional suppliers of compressors. However, in the event that NYCOR were unable to deliver the Company's requirements, the Company might have difficulty obtaining substitute sources of supply.

     PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS HELD

     The Company owns a number of trademarks. While the Company believes that its trademarks, such as, FEDDERS, EMERSON QUIET KOOL and AIRTEMP, are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks.

     SEASONALITY OF BUSINESS

     The Company's results of operations and financial condition are entirely dependent on the manufacture and sale of room air conditioners and dehumidifiers, the demand for which is highly seasonal in North American markets. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in seasonal operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the Company's greatest utilization of its lines of credit occurring early in the calendar year. See "Management`s Discussion and Analysis of Results of Operations and Financial Condition," at pages 4 and 5 of the Annual Report, which is incorporated herein by reference.

     See also the discussion under "Working Capital Practices."

     WORKING CAPITAL PRACTICES

     The Company regularly reviews working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operations. The Company's sales are predominantly made directly to retailers, who typically require just-in-time delivery, primarily in April through July. Production is weighted towards the retail selling season to minimize borrowing earlier in the fiscal year, although room air conditioners may be produced throughout much of the rest of the year at a lower rate of production.

     Information with respect to the Company's warranty and return policy is provided in Note 1 of the Notes to Consolidated Financial Statements at page 10 of the Annual Report, which Note is incorporated herein by reference.

     See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 4 and 5 of the Annual Report, which is incorporated herein by reference.

     BACKLOG

     The Company's fiscal year end (August 31) coincides with the end of the seasonal room air conditioner sales cycle. Accordingly, backlog at this time of the year is insignificant.

     COMPETITION

     The Company's competitors include a number of domestic and foreign manufacturers of air conditioners and appliances, including Frigidaire Company, Whirlpool Corporation and Matsushita Electric Industrial Company, Ltd. Many of the Company's competitors are substantially larger and have greater resources than the Company. The Company competes principally on the basis of price and quality. Competitive factors could require price reductions or increased spending on product development, marketing and sales that could adversely affect the Company's profit margins.

     RESEARCH AND DEVELOPMENT

     Information with respect to amounts spent on research and development is provided in Note 1 of the Notes to Consolidated Financial Statements at page 11 of the Annual Report, which Note is incorporated herein by reference.

     ENVIRONMENTAL PROTECTION

     It is the Company's policy to take all practical measures to minimize air and water pollution resulting from its operations. The Company did not make capital expenditures on environmental protection related items during the period September 1, 1993 through August 31, 1994 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on such items in the fiscal year ending August 31, 1995.

     EMPLOYEES

     The Company has approximately 1,800 employees. The current contracts with two unions representing employees of the Effingham, Illinois plant are scheduled to expire in October 1998. The Company considers its relations with its employees to be generally satisfactory.

     INTERNATIONAL SALES

     For information with respect to international sales of the Company's products, see Note 8 of the Notes to Consolidated Financial Statements at page 13 of the Annual Report, which Note is incorporated herein by reference. Future sales are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

ITEM  2.  PROPERTIES

     The Company owns or leases the following facilities:

                                                      Approximate Square
Location                    Principal Function        Feet of Floor Area
- - --------                    ------------------        ------------------

     Liberty Corner,        Corporate and                    25,000
     New Jersey             International
     (leased)               Headquarters

     Effingham, Illinois    Manufacturing of                650,000
     (Owned)                Room Air Conditioners

     Columbia, Tennessee    Manufacturing of                232,000
     (Owned)                Plastic Components and
                            Room Air Conditioners

     Dover, New Jersey      Storage                          50,000
     (Owned)

     Orangeville,           (1)                             106,000
     Ontario (Owned)

     Whitehouse,            Fedders NA Headquarters          17,000
     New Jersey (Leased)

(1) Facility available for sale or lease

     The Effingham, Illinois facility is subject to a mortgage securing a $4.9 million, 1% promissory note payable to the State of Illinois.

ITEM  3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                        First Became an
Name and Age               Position Held                Executive Officer
- - ------------               -------------                -----------------
Salvatore Giordano, 84     Chairman of the Board               1945

Sal Giordano, Jr.,         Vice Chairman, President            1965
56 (1)                     and Chief Executive Officer

Robert L. Laurent, Jr.,    Executive Vice President,           1989
39                         Finance and Administration
                           and Chief Financial Officer

S. A. Muscarnera,          Senior Vice President and           1988
54 (2)                     Secretary

Norman W. Swartz, 55       Senior Vice President and           1992
                           President, Fedders
                           North America

Gary J. Nahai, 43          Vice President and                  1993
                           President, Fedders
                           International, Inc.

________
(1) Son of Salvatore Giordano
(2) Nephew of Salvatore Giordano

BUSINESS EXPERIENCE DURING LAST FIVE YEARS

     Messrs. Salvatore Giordano, Sal Giordano, Jr., Robert L. Laurent, Jr. and Mr. Muscarnera have been associated in executive capacities with the Company for more than five years.

     Mr. Swartz was elected to his position in January 1992. Previously he was Senior Vice President of Fedders North America and joined Fedders in 1989 as Vice President of Private Label Products.

     Mr. Nahai was elected to his position in March 1993. Previously he was Vice President of Sales - New York Metro Region and, prior thereto, was Manager of International Sales and Licenses. Mr. Nahai has been with the Company for more than five years.

                                    PART II

ITEM  5.  MARKET FOR REGISTRANT`S COMMON EQUITY AND
          RELATED MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange. The Company's Class A Stock is listed on the New York Stock Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of October 31, 1994, there were 5,369 holders of Common Stock, 5,422 holders of Class A Stock and 50 holders of Class B Stock. For information with respect to the Company's Common Stock, Class A Stock and Class B Stock, see Notes 9 and 10 on page 13 of the Annual Report, which Notes are incorporated herein by reference.

ITEM  6.  SELECTED FINANCIAL DATA

     See the table entitled "Selected Financial Data" at page 5 of the Annual Report, which table is incorporated herein by reference.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     See the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 4 and 5 of the Annual Report, which information is incorporated herein by reference.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company at August 31, 1994 and 1993, and for the years ended August 31, 1994, 1993 and 1992, the notes thereto and the report of the Company's independent auditors thereon are included at pages 6 through 15 of the Annual Report, which pages are incorporated herein by reference.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on December 20, 1994, which section is incorporated herein by reference. For additional information with respect to the Company's executive officers, see Page 9 herein.

     Through inadvertence, Dr. Clarence R. Moll reported, in an untimely manner, one transaction on Form 4 covering one sale of shares of the Common Stock of the Company during the fiscal year. The Company is not aware of any failure of Dr. Moll to file any required Form.

     Through inadvertence, Mr. Norman W. Swartz was late in filing a required report on Form 4. covering one sale of shares of the Common Stock of the Company during the fiscal year. The Company is not aware of any failure on Mr. Swartz's part to file any required Form.

ITEM 11.  EXECUTIVE COMPENSATION

     See the section entitled "Executive Compensation" in the Company's Proxy Statement, to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on December 20, 1994, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     See the sections entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement, to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on December 20, 1994, which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section entitled "Election of Directors" in the Company's Proxy Statement, to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on December 20, 1994, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

Index to Financial Statements and Financial Statement Schedules

(a)  1.  Financial Statements

         The following Consolidated Financial Statements of the Company and its subsidiaries are included at pages 6 through 15 of the Annual Report and incorporated hereby reference:

         Consolidated Statements of Operations and Stockholders' Equity for the years ended August 31, 1994, 1993 and 1992.

         Consolidated Balance Sheets at August 31, 1994 and 1993.

         Consolidated Statements of Cash Flows for the years ended August 31, 1994, 1993 and 1992.

         Notes to Consolidated Financial Statements

         Report of Independent Auditors

(a)  2.  Financial Statement Schedules

         Consolidated Schedules as of and for the years ended August 31, 1994, 1993 and 1992.

                                             Form 10-K Page

           II.  Accounts Receivable from
                Related Parties                    S-1
            V.  Property, Plant and Equipment      S-2
           VI.  Accumulated Depreciation of
                Property, Plant and Equipment      S-3
         VIII.  Valuation and Qualifying Accounts
                and Reserves                       S-4
           IX.  Short-term Borrowings              S-5
            X.  Supplementary Income Statement
                Information                        S-6

         All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(a)  3.  Exhibits

         (Note: With respect to incorporation by reference to exhibits filed by RTXX Corporation (formerly Rotorex Corporation), reference is hereby made to Commission File No. 1-2150)

     (3) (i) Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for 1984 and incorporated hereby reference.

         (ii) Amendment to Restated Certificate of Incorporation, filed as
Exhibit 4a to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985 and incorporated herein by reference.

         (iii)  Correction of Restated Certificate of Incorporation, filed as
Exhibit 4b to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985 and incorporated herein by reference.

         (iv) Amendment of Certificate of Incorporation, filed as Exhibit (3)
(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 and incorporated herein by reference.

         (v) Amendment of Certificate of Incorporation, filed as Exhibit (3)
(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 and incorporated herein by reference.

         (vi) Amendment to Certificate of Incorporation, filed as Exhibit (3)
(vi) to the Company's Annual Report on Form 10-K for the year ended August 31, 1992 and incorporated herein by reference.

         (vii) By-Laws, amended through January 16, 1988, filed as Exhibit (3)
(vii) to the Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

     (4) (i) Indenture dated April 22, 1971 with Chemical Bank as Trustee covering Rotorex Corporation's 5% Convertible Subordinated Debentures due 1996, filed as Exhibit (4) (i) to Annual Report on Form 10-K for 1985 of Fedders, and incorporated herein by reference.

         (ii) Appointment of Bradford Trust Company as successor trustee to Chemical Bank, filed as Exhibit 13C to Annual Report on Form 10-K for 1977 of Rotorex Corporation and incorporated herein by reference.

         (iii) First Supplemental Indenture with Bradford Trust Company, filed as Exhibit 12C to Annual Report on Form 10-K for 1978 of Rotorex Corporation and incorporated herein by reference.

         (iv) Appointment of Schroder Trust Company as successor trustee to Bradford Trust Company, filed as Exhibit 4.3 to Annual Report on Form 10-K for 1983 of Rotorex Corporation and incorporated herein by reference.

         (v) Second Supplemental Indenture dated as of January 1, 1985 with J. Henry Schroder Bank & Trust Company filed as Exhibit (iv) to Quarterly Report on Form 10-Q of Rotorex Corporation for the quarter ended March 31, 1985 and incorporated herein by reference.

         (vi) Third Supplemental Indenture dated as of June 12, 1989 between Rotorex Acquisition Corp. and IBJ Schroder Bank & Trust Company, filed as
Exhibit 10 (v) to Fedders Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference.

         (vii) Indenture dated May 23, 1974 with The Chase Manhattan Bank, N.A. as Trustee covering Rotorex Corporation's 8-7/8% Subordinated Debentures due 1994, filed as Exhibit 4.4 to Annual Report on Form 10-K for 1981 of Rotorex Corporation and incorporated herein by reference.

         (viii) Appointment of J. Henry Schroder Bank & Trust Company as successor trustee to The Chase Manhattan Bank, N.A., filed as Exhibit 13B to Annual Report on Form 10-K for 1977 of Rotorex Corporation and incorporated herein by reference.

         (ix) First Supplemental Indenture with J. Henry Schroder Bank & Trust Company, filed as Exhibit 12B to Annual Report on Form 10-K for 1978 of Rotorex Corporation and incorporated herein by reference.

         (x) Second Supplemental Indenture dated as of June 12, 1989 between Rotorex Acquisition Corp. and IBJ Schroder Bank & Trust Company, filed as
Exhibit 10 (iv) to Fedders Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 and incorporated here by reference.

         (xiv) Second Supplemental Indenture dated as of June, 1989 between Rotorex Acquisition Corp. and Mellon Bank, N.A., filed as Exhibit (10) (iii) to Fedders Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference.

    (10) (i) Stock Option Plan II, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for 1984 and incorporated herein by reference.

         (ii) Stock Option Plan III, filed as Exhibit 10 (iv) to the Company's Annual Report on Form 10-K for 1985 and incorporated herein by reference.

         (iii) Stock Option Plan IV, filed as Exhibit 10 (iv) to the Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

         (iv) Stock Option Plan V, filed as Exhibit 10 (v) to the Company's Annual Report on Form 10-K for 1988 and incorporated herein by reference.

         (v) Stock Option Plan VI, filed as Exhibit 10 (vi) to the Company's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

         (vi) Stock Option Plan VII, filed as Exhibit 10 (vi) to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

         (vii) Promissory Note of Salvatore Giordano, Jr. dated July 27, 1992, filed as Exhibit 10 (viii) to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.

         (viii) Employment Contract between The Corporation and Salvatore Giordano dated March 23, 1993, filed as Exhibit 10 (viii) to the Company's Annual Report on Form 10-K 1993 and incorporated herein by reference.

         (ix) Promissory Note of Salvatore Giordano, Jr., dated August 4, 1994 for stock purchases.

         (x) Promissory Note of Robert Laurent, Jr. dated August 31, 1994 for stock purchases.

         (xi) Promissory Note of Joseph Giordano dated August 31, 1994 for stock purchases.

         (xii) Promissory Note of N.W. Swartz dated August 31, 1994 for stock purchases.

         (xiii) Promissory Note of N.W. Swartz dated September 30, 1994 for relocation assistance.

    (11) Statement re computation of per share earnings.

    (13) 1994 Annual Report to Stockholders.

    (21) Subsidiaries.

    (23) Consent of Ernst & Young

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended August 31, 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            FEDDERS CORPORATION

                                        By  /s/Robert L. Laurent, Jr.
                                            -----------------------------
                                            Robert L. Laurent, Jr.
                                            Executive Vice President,
                                            Finance and Administration and
Date:  November 4, 1994                     Chief Financial

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                       Date
- - ---------                       -----                      ------
/s/Salvatore Giordano
   ------------------
   Salvatore Giordano         Chairman of the Board      November 4, 1994

/s/Salvatore Giordano, Jr.
   -----------------------
   Salvatore Giordano, Jr.    Vice Chairman, President   November 4, 1994
                              and Chief Executive
                              Officer and a Director
                              (Principal Executive
                              Officer)

/s/Joseph Giordano
   ---------------
   Joseph Giordano            Director                   November 4, 1994

/s/Howard S. Modlin
   ----------------
   Howard S. Modlin           Director                   November 4, 1994

/s/Clarence Russel Moll
   --------------------
   Clarence Russel Moll       Director                   November 4, 1994

/s/William J. Brennan
   ------------------
   William J. Brennan         Director                   November 4, 1994

/s/S.A. Muscarnera
   ---------------
   S.A. Muscarnera            Director                   November 4, 1994

/s/Robert L. Laurent, Jr.
   ----------------------
   Robert L. Laurent, Jr.     Executive Vice President   November 4, 1994
                              - Finance and
                              Administration
                              (Principal Financial and
                              Accounting Officer)

                              FEDDERS CORPORATION
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                  SCHEDULE II
               For The Years Ended August 31, 1994, 1993 and 1992
                             (Amounts in thousands)

                                                  Deductions     Balance at end of period
                                               ----------------- ---------------------------
                         Balance
                           at                            Amounts
                        beginning               Amounts  written                    Not
                        of period Additions    collected   off     Current        current
Name of Debtor          --------- ---------    --------- ------- ------------   ------------
Year ended: August
 31,1994:
Sal Giordano, Jr.         $429      $270(1)       --       --             $270           $429
Joseph Giordano             --       187(1)       --       --              187        --
Robert Laurent, Jr.         --       143(1)       --       --              143        --
N.W. Swartz                 --       195(1&2)     --       $30              45            120
                          ----      ----         ----      ---    ------------   ------------
                          $429      $795          --       $30            $645           $549
                          ====      ====         ====      ===    ============   ============
Year ended: August 31,
 1994:
Sal Giordano, Jr. (3)     $429       --           --       --          --                $429
                          ====      ====         ====      ===    ============   ============
Year ended: August 31,
 1992:
Sal Giordano, Jr. (3)      --       $429          --       --          --                $429
                          ====      ====         ====      ===    ============   ============

(1) For stock options exercised during a six-week period in early 1994, optionees were given the opportunity to pay two-thirds of the exercise price upon exercise and to defer the remaining balance until the earlier of July 31, 1995 or upon the sale of capital stock of the Company received from the exercise of such options. Such optionees executed non-recourse interest-bearing notes.

(2) Includes a $150 relocation assistance loan which is secured by a non-interest bearing note due August 30, 1998, and a second mortgage on his residence. The Company has forgiven $30 in 1994.

(3) Promissory note, payable upon the sale of capital stock received from exercised stock options but no later then July 1997, which bears interest at the prevailing prime rate

                              FEDDERS CORPORATION
                         PROPERTY, PLANT AND EQUIPMENT
                                   SCHEDULE V
               For The Years Ended August 31, 1994, 1993 and 1992
                             (Amounts in Thousands)

                         Balance at Additions                             Balance
                         beginning     at                  Other          at end
                         of period    cost    Retirements changes        of period
                         ---------- --------- ----------- --------       ---------
Year Ended August 31,
 1994
Land and improvements      $ 1,393      --        --          ($30)        $1,363
Buildings                   11.844     $244       $60          (23)        12,005
Machinery and equipment     44,799    2,390       911          (83)        46,195
Machinery and equipment        --       951       --           --             951
 under capital lease      --------   ------      ----     --------       --------
                           $58,036   $3,585      $971        ($136)(1)    $60,514
                          ========   ======      ====     ========       ========
Year Ended August 31,
 1993
Land and improvements       $5,378      --        --       ($3,985)        $1,393
Buildings                   19,791     $122       --        (8,069)        11,844
Machinery and equipment     63,756    2,602      $257      (21,302)        44,799
Machinery and equipment     12,626      --        --       (12,626)           --
 under capital lease      --------   ------      ----     --------       --------
                          $101,551   $2,724      $257     ($45,982)(1&2)  $58,036
                          ========   ======      ====     ========       ========
Year Ended August 31,
 1992
Land and improvements       $5,417      --        --          ($39)        $5,378
Buildings                   19,848      --        --           (57)        19,791
Machinery and Equipment     61,019   $3,695      $958          --          63,756
Machinery and equipment     12,629      --          3          --          12,626
 under capital lease      --------   ------      ----     --------       --------
                           $98,913   $3,695      $961         ($96)(1)   $101,551
                          ========   ======      ====     ========       ========

(1) Decrease due to computation of cumulative translation adjustment for assets at the Ontario, Canada facility amounting to $136, $345 and $96 in 1994, 1993 and 1992, respectively (see note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

(2) Decrease due to sale of compressor operations including property, plant and equipment in the amount of $45,637 on September 28, 1992 (see note 12 of the Notes to Consolidated Financial Statements in the Annual Report).

                              FEDDERS CORPORATION
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                  SCHEDULE VI
               For the Years Ended August 31, 1994, 1993 and 1992
                             (Amounts in Thousands)

                         Balance at   Charges                              Balance
                         beginning    to cost                 Other        at end
                         of period  and expenses Retirements Changes      of period
                         ---------- ------------ ----------- --------     ---------
Year Ended August 31,
 1994
Land and improvements     $    58      $   12        --           --       $    70
Buildings                   4,869         996       $ 41     $     78        5,902
Machinery and equipment    21,472       2,429        603        3,824       27,122
Machinery and equipment
 under                        --           48        --           --            48
 capital lease            -------      ------       ----     --------      -------
                          $26,399      $3,485       $644     $  3,902 (1)  $33,142
                          =======      ======       ====     ========      =======
Year Ended August 31,
 1993
Land and improvements     $    46      $   12        --           --       $    58
Buildings                   4,999         459        --         ($589)       4,869
Machinery and equipment    26,567       1,877       $168       (6,804)      21,472
Machinery and equipment
 under                      4,325         108        --        (4,433)         --
 capital lease            -------      ------       ----     --------      -------
                          $35,937      $2,456       $168     ($11,826)(2)  $26,399
                          =======      ======       ====     ========      =======
Year Ended August 31,
 1992
Land and improvements     $    29      $   17        --           --       $    46
Buildings                   3,730       1,269        --           --         4,999
Machinery and equipment    22,737       4,116       $286          --        26,567
Machinery and equipment
 under                      3,025       1,301          1          --         4,325
 capital lease            -------      ------       ----     --------      -------
                          $29,521      $6,703       $287          --       $35,937
                          =======      ======       ====     ========      =======

- - --------
(1) Reduction due to write down of certain idled equipment to estimated net realizable value (see note 1 to the Notes to Consolidated Financial Statements in the Annual Report).
(2) Reduction due to sale of the compressor operation (see note 12 to the Notes to Consolidated Financial Statements in the Annual Report).

                              FEDDERS CORPORATION
                  VALUATION & QUALIFYING ACCOUNTS AND RESERVES
                                 SCHEDULE VIII
               For The Years Ended August 31, 1994, 1993 and 1992
                             (Amounts in thousands)

                                   Balance  Additions              Balance
                                     at      charged               at end
                                  beginning    to                    of
                                  of period  expense  Deductions   period
                                  --------- --------- ----------   -------
Allowance for Doubtful Accounts:
Year ended:August 31, 1994         $1,078     $171     $   505     $  744
                                   ======     ====     =======     ======
      August 31, 1993              $3,356     $ 63     $2,341 (1)  $1,078
                                   ======     ====     =======     ======
      August 31, 1992              $3,496     $242     $   382     $3,356
                                   ======     ====     =======     ======

- - --------
(1) Deductions include $474 related to the sale of the compressor operations (see note 12 of the Notes to Consolidated Financial Statements in the Annual Report).

                              FEDDERS CORPORATION
                              SHORT-TERM BORROWING
                                  SCHEDULE IX
               For The Years Ended August 31, 1994, 1993 and 1992
                             (Amounts In Thousands)

                                                Maximum   Average (3) Weighted (2)
                             Balance Weighted   Amount      Amount      Average
                             at End  Average  Outstanding Outstanding   Interest
                               of    Interest During the  During the  Rate During
   Category of Aggregate     Period    Rate     Period      Period     the Period
  Short-term Borrowing(1)    ------- -------- ----------- ----------- ------------
Year Ended:  August 31, 1994     --     --      $28,404     $11,425        8.7%
                             =======   ====     =======     =======       ====
             August 31, 1993     --     --      $20,479     $ 7,419        9.0%
                             =======   ====     =======     =======       ====
             August 31, 1992 $40,000   10.5%    $68,597     $50,657       11.4%
                             =======   ====     =======     =======       ====

- - --------
(1) For a description of credit facilities see note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
(2) Aggregate interest expense divided by daily average loans outstanding during the period.
(3) Aggregate month-end balance divided by twelve months.

                              FEDDERS CORPORATION

                 SUPPLEMENTARY INCOME STATEMENT INFORMATION(1)

                                   SCHEDULE X
               For The Years Ended August 31, 1994, 1993 and 1992
                             (Amounts in thousands)

                         Charged to Costs and Expenses

                          Years ended August 31,
                         ------------------------
                          1994     1993     1992
                         ------   ------   ------
Advertising costs        $2,272   $1,452   $2,944
                         ======   ======   ======
Maintenance and repairs  $1,860   $1,326   $1,889
                         ======   ======   ======
Amortization:
  Intangibles            $1,334   $2,550   $6,927
  Debt discount             631      640    1,246
                         ------   ------   ------
    Total amortization   $1,965   $3,190   $8,173
                         ======   ======   ======

- - --------
(1) All other information required by this schedule has been omitted because the amounts involved are not in excess of 1% of total sales and revenues.

                                 EXHIBIT INDEX

Exhibit No.                                 Description                                Page
- - -----------                                 -----------                                ----

(3)  (i)     Restated Certificate of Incorporation, filed as Exhibit 3.1 to the
             Company's Annual Report on Form 10-K for 1984 and incorporated hereby reference.

    (ii)     Amendment to Restated Certificate of Incorporation, filed as Exhibit
             4a to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985 and incorporated herein by reference.

   (iii)     Correction of Restated Certificate of Incorporation, filed as Exhibit
             4b to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985 and incorporated herein by reference.

    (iv)     Amendment of Certificate of Incorporation, filed as Exhibit (3) (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June
             30, 1987 and incorporated herein by reference.

     (v) Amendment of Certificate of Incorporation, filed as Exhibit (3) (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1987 and incorporated herein by reference.

    (vi)     Amendment to Certificate of Incorporation, filed as Exhibit (3)(vi) to the Company's Annual Report on Form 10-K for the year ended August 31, 1992 and incorporated herein by reference.

   (vii) By-Laws, amended through January 26, 1988, filed as Exhibit (3) (vii) to the Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

(4)  (i)     Indenture dated April 22, 1971 with Chemical Bank as Trustee covering
             Rotorex Corporation's 5% Convertible Subordinated Debentures due 1996,
             filed as Exhibit (4) (i) to Annual Report on Form 10-K for 1985 of
             Fedders, and incorporated herein by reference.

    (ii)     Appointment of Bradford Trust Company as successor trustee to Chemical
             Bank, filed as Exhibit 13C to Annual Report on Form 10-K for 1977 of
             Rotorex Corporation and incorporated herein by reference.



   (iii)     First Supplemental Indenture with Bradford Trust Company, filed as
             Exhibit 12C to Annual Report on Form 10-K for 1978 of Rotorex
             Corporation and incorporated herein by reference.

    (iv)     Appointment of Schroder Trust Company as successor trustee to Bradford
             Trust Company, filed as Exhibit 4.3 to Annual Report on Form 10-K for
             1983 of Rotorex Corporation and incorporated herein by reference.


     (v)     Second Supplemental Indenture dated as of January 2, 1985 with J.
             Henry Schroder Bank & Trust Company filed as Exhibit (iv) to Quarterly
             Report on Form 10-Q of Rotorex Corporation for the quarter ended March
             31, 1985 and incorporated herein by reference.

    (vi)     Third Supplemental Indenture dated as of June 12, 1989 between Rotorex
             Acquisition Corp. and IBJ Schroder Bank & Trust Company, filed as
             Exhibit 10 (v) to Fedders Corporation's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1989 and incorporated herein by reference.

   (vii)     Indenture dated May 23, 1974 with The Chase Manhattan Bank, N.A. as
             Trustee covering Rotorex Corporation's 8-7/8% Subordinated Debentures due 1994, filed as Exhibit 4.4 to Annual Report on Form 10-K for 1981 of Rotorex Corporation and incorporated herein by reference.

  (viii) Appointment of J. Henry Schroder Bank & Trust Company as successor trustee to The Chase Manhattan Bank, N.A., filed as Exhibit 13B to
             Annual Report on Form 10-K for 1977 of Rotorex Corporation and incorporated herein by reference.

    (ix)     First Supplemental Indenture with J. Henry Schroder Bank & Trust
             Company, filed as Exhibit 12B to Annual Report on Form 10-K for 1978 of Rotorex Corporation and incorporated herein by reference.

     (x)     Second Supplemental Indenture dated as of June 12, 1989 between
             Rotorex Acquisition Corp. and IBJ Schroder Bank & Trust Company, filed as Exhibit 10 (iv) to Fedders Corporation's Quarterly Report on Form
             10-Q for the quarter


             ended June 30, 1989 and incorporated here by reference.

    (xi)     Indenture dated as of January 1, 1983 with Bradford Trust Company as
             Trustee covering Rotorex Corporation's 11-7/8% Senior Subordinated
             Debentures due 1995, filed as Exhibit 4.10 to Annual Report on From
             10-K for 1983 of Rotorex Corporation and incorporated herein by reference.

   (xii)     First Supplemental Indenture with Bradford Trust Company covering
             Rotorex Corporation's 11-7/8% Senior Subordinated Debentures due 1995,
             filed as an exhibit to Quarterly Report on Form 10-Q of Rotorex
             Company for the quarter ended June 30, 1984 and incorporated herein by reference.

  (xiii)     Instrument or Resignation, Appointment and Acceptance dated October 4,
             1987 among Rotorex Corporation, Fidata Trust Company New York and
             Mellon Bank, N.A. appointing Mellon Bank, N.A. successor trustee of
             Rotorex Corporation's 11-7/8% Senior Subordinated Debentures due 1995,
             filed as Exhibit (4) (xii) to Annual Report on Form 10-K on NYCOR,
             Inc. for 1987 and incorporated herein by reference.

   (xiv)     Second Supplemental Indenture dated as of June, 1989 between Rotorex
             Acquisition Corp. and Mellon Bank, N.A., filed as Exhibit (10) (iii)
             to Fedders Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference.

(10) (i)     Stock Option Plan II, filed as Exhibit 10.4 to the Company's Annual
             Report on Form 10-K for 1984 and incorporated herein by reference.

    (ii)     Stock Option Plan III, filed as Exhibit 10 (iv) to the Company's
             Annual Report on Form 10-K for 1985 and incorporated herein by reference.

   (iii)     Stock Option Plan IV, filed as Exhibit 10 (iv) to the Company's Annual
             Report on Form 10-K for 1987 and incorporated herein by reference.

    (iv)     Stock Option Plan V, filed as Exhibit 10 (v) to the Company's Annual
             Report on Form 10-K for 1988 and incorporated herein by reference.



     (v)     Stock Option Plan VI, filed as Exhibit 10 (vi) to the Company's Annual
             Report on Form 10-K for 1989 and incorporated herein by reference.

    (vi)     Stock Option Plan VII, filed as Exhibit 10 (vi) to the Company's
             Annual Report on Form 10-K for 1990 and incorporated herein by reference.

   (vii) Promissory Note of Salvatore Giordano, Jr. dated July 27, 1992, filed as Exhibit 10 (viii) to the Company's Annual Report on Form 10-K for
             1992 and incorporated herein by reference,.

  (viii) Employment Contract between The Corporation and Salvatore Giordano dated March 23, 1993, filed as Exhibit 10 (viii) to the Company's
             Annual Report on Form 10-K 1993 and incorporated herein by reference.

    (ix)     Promissory Note of Salvatore Giordano, Jr., dated August 4, 1994.

     (x)     Promissory Note of Robert Laurent, Jr. dated August 4, 1994.

    (xi)     Promissory Note of Joseph Giordano dated August 4, 1994.

   (xii)     Promissory Note of N. W. Swartz dated August 4, 1994.

  (xiii)     Promissory Note of N. W. Swartz dated September 30, 1994.

(11)         Statement re computation of per share earnings.

(13)         1994 Annual Report to Stockholders.

(21)         Subsidiaries.

(23)         Consent of Ernst & Young


(b)          Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended August 31, 1994.