Form 10-Q
period 1994-11-30
FEDDERS CORP /DE
filed 1995-01-13
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended November 30, 1994 or

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

 505 Martinsville Road, Liberty Corner, New Jersey 07938-0813
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  908/604-8686


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes  X        No


The registrant has outstanding 19,048,282 shares of Common Stock 10,629,379 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock) and 2,267,906 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of December 31, 1994.

FEDDERS CORPORATION


INDEX

                                                            Page
                                                           Number
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                           3
Consolidated Balance Sheets                                   4-5
Consolidated Statements of Cash Flows                           6
Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        8-9


Part II  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders     10

Item 6.  Exhibits and Reports on Form 8-K                      10

SIGNATURE
                                                               11


PART I FINANCIAL INFORMATION
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

                                             Three months ended
                                                 November 30,
                                            1994            1993
                                         ________________________


Net sales                                $20,125         $10,527
Cost and expenses:
 Cost of sales                            15,819           8,453
 Selling, general and
  administrative expense                   5,603           5,198
                                         ________________________

                                          21,422          13,651
                                         ________________________

Operating loss                            (1,297)         (3,124)
Net interest expense                        (143)           (887)
                                         ________________________

Loss before income taxes                  (1,440)         (4,011)

Federal, state and foreign
 income tax benefit                         (223)           (120)
                                         ________________________

Loss before cumulative effect of
 an accounting change                    $(1,217)        $(3,891)
Cumulative effect of an
 accounting change                           -             1,780
                                         ________________________

Net loss                                 $(1,217)        $(2,111)
                                         ========================

Earnings per share:
 Loss before cumulative effect of
  an accounting change                   $ (0.04)        $ (0.13)
 Cumulative effect of an
  accounting change                          -              0.06
                                         ________________________

Net loss per share                       $ (0.04)        $ (0.07)
                                         ========================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)
(unaudited)

                       November 30,    August 31,    November 30,
                          1994            1994            1993
                       __________________________________________

ASSETS:
Current assets:
 Cash                     $  4,270     $ 34,869            -
 Accounts receivable
  (less allowance of
  $779, $774 and $905
  at November 30,1994,
  August 31, 1994 and
  November 30, 1993,
  respectively              19,347       12,840      $   5,646
 Inventories:
  Finished goods            35,308        9,596         26,787
  Work in process            2,868        1,242          2,027
  Raw materials and
   supplies                 16,600        7,210          7,805
                         ________________________________________

                            54,776       18,048         36,619

Prepaid expenses               592          674            783
                         ________________________________________

  Total current assets      78,985       66,431         43,048

Property, plant and
 equipment at cost:
  Land and improvements      1,360        1,363          1,385
  Buildings                 12,323       12,005         11,857
  Machinery and equipment   47,281       47,146         46,480
                         ________________________________________

                            60,964       60,514         59,722
  Less accumulated
   depreciation             32,937       33,142         27,093
                         ________________________________________

Net property, plant and
 equipment                  28,027       27,372         32,629
Other assets                 6,764        6,850          7,942
                         ________________________________________

                         $ 113,776    $ 100,653      $  83,619
                         ========================================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                              November 30,  August 31,  November 30,
                                 1994          1994        1993
                              ______________________________________
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing                -           -        $  10,544
 Current portion of
  long-term debt                 $    623    $    616         2,220
 Accounts payable                  21,583       5,315         8,147
 Accrued expenses                  20,123      22,127        12,517
                                 ____________________________________
  Total current liabilities        42,329      28,058        33,428

Long-term debt                     17,305      17,327        24,395
Deferred income taxes               1,175       1,175          -
Other long-term liabilities         4,858       4,776         3,058
 Stockholders' equity:
  Common Stock, $1 par value,
   60,000,000 shares authorized,
   19,642,409, 19,641,659 and
   18,694,559 issued at November
   30, 1994, August 31, 1994 and
   November 30, 1993,
   respectively                    19,642      19,642        18,695
  Class A Stock, $1 par value,
   30,000,000 shares authorized,
   10,626,079 shares issued and
   outstanding at November 30,
   1994 and 10,625,029 issued
   on September 9, 1994            10,626      10,625          -
  Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,267,906 issued at November
   30, 1994, 2,268,206 issued at
   August 31, 1994, and November
   30, 1993, respectively           2,268       2,268         2,268
  Additional paid-in capital       51,218      51,423        47,846
  Retained earnings (deficit)     (25,981)    (24,764)      (37,239)
  Cumulative translation
   adjustment                        (142)       (169)          134
  Notes due on Common Stock
   purchases                         (556)       (742)         -
                                 ____________________________________
                                   57,075      58,283        31,704

  Less-treasury stock, at cost     (8,966)     (8,966)       (8,966)
                                 ____________________________________
   Total stockholders' equity      48,109      49,317        22,738
                                 ____________________________________
                                 $113,776    $100,653      $ 83,619
                                 ====================================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                 THREE MONTHS ENDED
                                                    NOVEMBER 30,
                                                   1994        1993
                                                 __________________
Cash flows from operations:
 Net loss                                      $ (1,217)    $ (2,111)
 Adjustments to reconcile net loss
  to net cash used in
  operating activities:
   Depreciation and amortization                  1,059        1,150
   Changes in operating assets and liabilities:
    Accounts receivable                          (6,507)       3,255
    Inventories                                 (36,728)     (17,349)
    Other current assets                             82        4,016
    Other assets                                    (49)        (114)
    Accounts payable                             16,268        2,973
    Accrued expenses                             (2,217)      (4,667)
    Other long-term liabilities                      82       (6,050)
    Other                                            27          264
                                               _______________________

     Net cash used in operations                (29,200)     (18,633)
                                               _______________________
Cash flows from investing activities:
 Additions to property, plant and equipment
  (excluding $951 of equipment acquired
  under capital lease in fiscal 1994)            (1,636)        (735)
 Disposals of property, plant and equipment         200         -
                                               _______________________

     Net cash used in investing activities       (1,436)        (735)

Cash flows from financing activities:
 Increase in short-term borrowings                 -          10,544
 Repayments of long-term debt                      (158)         (85)
 Proceeds from stock options exercised              195          356
                                               _______________________
   Net cash provided by financing activities         37       10,815

Net decrease in cash and cash equivalents       (30,599)      (8,553)
Cash and cash equivalents at
 beginning of period                             34,869        8,553
                                               _______________________

Cash and cash equivalents at end of period     $  4,270      $     0
                                               =======================
Supplemental disclosure:
 Interest paid                                 $   (269)     $  (806)
 Net income taxes paid (refunded)                  (412)         -

See accompanying notes

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



A. In December 1994, the Company's revolving credit facility was increased from $30 million to $40 million.

B. Earnings per share are computed by dividing net income by the weighted average number of shares of Common, Class A and Class B Stock and other common stock equivalents outstanding: 32,146,000 and 30,564,000 in the first quarter of 1995 and 1994. Prior-period earnings per share have been restated to reflect the Class A Stock dividend distributed in September 1994.

C. Pursuant to the Company's stock option plans, options to purchase 1,800 shares of stock were exercised during the first three months of fiscal 1995.

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

Results of Operations
Operating Results as Percent of Sales

                                             First Fiscal Quarter
                                             1995        1994
Gross Profit                                  21.4%       19.7%
Selling, General and Admin. Expense           27.8        49.4
Operating Loss                                (6.4)      (29.7)
Interest Expense                                .7         8.4
Pre-tax Loss                                  (7.2)      (38.1)


Net sales of room air conditioners in the first quarter of fiscal 1995 of $20.1 million increased 91.4% from sales of $10.5 million in the first quarter of 1994. The increase in off-season sales is primarily attributable to increased volume to distributors. On an annual basis, however, most of the Company's business is direct sales to major retailers, so the first quarter increase is not indicative of the full year, even though orders for fiscal 1995 are strong.

Gross profit margin as a percentage of net sales increased due primarily to greater fixed-cost absorption from added production to meet the increased orders in fiscal 1995.

Selling, general and administrative expense decreased as a percentage of net sales from the prior year as a result of increased sales.

Net interest expense decreased 84% from the prior year quarter as a result of the absence of short-term borrowing during the quarter, lower long-term debt and increased interest income on cash invested.

The normal off-season loss in the first quarter was reduced by 64% before income taxes.

The loss before the cumulative effect of an accounting change decreased by 69% in the fiscal 1995 quarter.

In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which resulted in a one-time cumulative effect of accounting change amounting to $1.8 million. The Company had a 3% tax rate during fiscal 1994 reflecting utilization of tax loss carryforwards resulting in a net tax benefit of $120,000 in the first quarter of fiscal 1994. The effective tax rate increased to 15% during the first quarter of fiscal 1995 as the Company expects to utilize its tax loss carryforwards during the fiscal year. This resulted in a net tax benefit of $223,000 during the first quarter of fiscal 1995.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. During the first fiscal quarter, with sales seasonally low, the Company utilized cash to produce finished goods at a higher rate than in the prior year to meet increased orders in fiscal 1995.

Accounts receivable increased as a result of higher sales.
Inventories and accounts payable increased as a result of higher production levels.

In December 1994, the Company increased its revolving credit facility from $30 million to $40 million to provide additional seasonal working capital, reduced the rate of interest on the facility to the prime rate plus 2% and extended the facility through December 1997. Management believes that the Company's earnings and borrowing capacity are adequate to meet the needs of its operation and long-term credit requirements, including capital expenditures and debt maturities.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on December 20, 1994 to elect three (3) directors to serve for a term of three (3) years and until their successors shall be elected and shall be qualified, and ratify the appointment of Ernst & Young as the Company's independent auditors for the ensuing fiscal year. Messrs. Joseph Giordano and Clarence Russel Moll were elected directors at the Annual Meeting. Mr. Anthony E. Puleo was also elected to the board, bringing the number of board members to eight. At the Annual Meeting, Messrs. William J. Brennan, Salvatore Giordano, Sal Giordano, Jr., Howard S. Modlin, S. A. Muscarnera continued to serve as directors of the Company. On all matters considered at the Annual Meeting, the vote required was a majority of the shares of Common Stock and Class B Stock, voting in person or by proxy together as a single class. The final results of the voting are as follows:

1. Joseph Giordano nominee for Director was elected by a vote of 15,222,980.

2. Clarence Russel Moll nominee for Director was elected by a vote of 15,199,395.

3. Anthony E. Puleo nominee for Director was elected by a vote of 15,223,983.

4. Ratification of Ernst & Young as independent auditors was by a vote of 15,522,792.

The proxies tabulated represented 18,044,931 shares of Common and Class B Stock or 85% of the total outstanding Common and Class B shares. Class A shares are not eligible to vote.

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


                                    FEDDERS CORPORATION



                                    By /s/Robert L. Laurent, Jr.
                                       Robert L. Laurent, Jr.
                                       Executive Vice President,
                                       Finance & Administration




Date:  January 12, 1995             Signing both in his capacity as
                                    Executive Vice President on
                                    behalf of the Registrant and as
                                    Chief Financial Officer of the
                                    Registrant