Form 10-K/A
period 1994-08-31
FEDDERS CORP /DE
filed 1995-01-19
CIK 744106

<Page 1>





SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-K/A

AMENDMENT TO APPLICATION OR REPORT
Filed pursuant to Section 13 or 15 (d) of
THE SECURITIES EXCHANGE ACT OF 1934

FEDDERS CORPORATION
(Exact name of Registrant as Specified in charter)


AMENDMENT NO. 1


The undersigned registrant hereby amends Form 10-K for year ending August 31, 1994 filed November 10, 1994 as set forth in the page attached.

Exhibit 27   Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


FEDDERS CORPORATION
(Registrant)





BY:  /s/Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Executive Vice President,
Finance & Administration



Date:  January 19, 1995