Form 10-Q
period 1995-02-28
FEDDERS CORP /DE
filed 1995-04-06
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended February 28, 1995 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _____________ to ____________

Commission file number        1-8831


                          FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                     22-2572390
(State of incorporation)  (I.R.S. Employer Identification No.)

505 Martinsville Road, Liberty Corner, NJ        07938
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


                     Yes  X        No


The registrant has outstanding 18,988,099 shares of Common Stock, 10,638,679 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,267,906 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of March 31, 1995.

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
(unaudited)

                                SECOND QUARTER          SIX MONTHS
                                ENDED FEBRUARY 28,      ENDED FEBRUARY 28,
                                     1995      1994         1995      1994

Net sales and other income       $ 72,357  $ 36,959     $ 92,482  $ 47,486
Cost of sales                      58,671    29,249       74,490    37,702
Selling, general and
 administrative expense             6,325     5,409       11,928    10,607
                                 -----------------------------------------
                                   64,996    34,658       86,418    48,309
                                 -----------------------------------------
Operating income (loss)             7,361     2,301        6,064      (823)
Net interest expense                 (667)   (1,138)        (810)   (2,025)
                                 -----------------------------------------
Income (loss) before
 income taxes                       6,694     1,163        5,254    (2,848)

Federal, state and foreign
 income tax (benefit)               1,127        35          904       (85)
                                 -----------------------------------------
Income (loss) before
 cumulative effect of
 an accounting change               5,567     1,128        4,350    (2,763)
Cumulative effect of an
 accounting change                    -         -            -       1,780
                                 -----------------------------------------
Net income (loss)                $  5,567  $  1,128     $  4,350  $   (983)
                                 =========================================

Earnings per share:
 Income (loss) before
  cumulative effect of
  an accounting change           $   0.17  $   0.04     $   0.13  $  (0.09)
 Cumulative effect of an
  accounting change                    -        -            -        0.06
                                 -----------------------------------------

Net income (loss) per share      $   0.17  $   0.04     $   0.13  $  (0.03)
                                 =========================================



See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                                   February 28   August 31   February 28
                                      1995         1994         1994
ASSETS:
Current assets:
 Cash                              $  2,383      $ 34,869    $  1,780

 Accounts receivable (less
  allowance of $898, at
  February 28, 1995, $744
  at August 31, 1994 and
  $1,009 at February 28, 1994)       31,571        12,840      22,409

Inventories:
 Finished goods                      51,801         9,596      39,166
 Work in process                      3,535         1,242       1,698
 Raw materials and supplies          18,045         7,210       8,754
                                   ----------------------------------
                                     73,381        18,048      49,618

Prepaid expenses                        888           674         776
                                   ----------------------------------

    Total current assets            108,223        66,431      74,583

Property, plant and equipment
 at cost:
  Land and improvements               1,351         1,363       1,375
  Buildings                          12,313        12,005      11,917
  Machinery and equipment            48,820        47,146      47,157
                                   ----------------------------------
                                     62,484        60,514      60,449
  Less accumulated
   depreciation                      33,730        33,142      28,270
                                   ----------------------------------
Net property, plant and
 equipment                           28,754        27,372      32,179
Other assets                          6,914         6,850       8,009
                                   ----------------------------------

                                   $143,891      $100,653    $114,771
                                   ==================================


See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                                   February 28,  August 31,  February 28
                                      1995          1994        1994
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing              $  17,245         -       $  24,698
 Current portion of long-term debt       599     $    616        2,233
 Accounts payable                     25,293        5,315       21,440
 Accrued expenses                     22,536       22,127       12,749
                                   -----------------------------------
    Total current liabilities         65,673       28,058       61,120

Long-term debt                        17,426       17,327       24,368
Deferred income taxes                  1,175        1,175         -
Other long-term liabilities            4,928        4,776        3,049

 Stockholders' equity:
  Common Stock, $1 par value,
   60,000,000 shares authorized,
   19,642,509, 19,641,659 and
   19,452,000 issued at February
   28, 1995, August 31, 1994 and
   February 28, 1994 respectively     19,643       19,642       19,452
  Class A Stock, $1 par value,
   30,000,000 shares authorized
   10,634,929, 10,625,029 issued at
   February 28, 1995 and September
   9, 1994, respectively              10,635       10,625          -
  Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,267,906 issued at February 28,
   1995, 2,268,206 August 31, 1994 and
   February 28, 1994, respectively     2,268        2,268        2,268
  Additional paid-in capital          52,226       51,423       49,503
  Retained earnings (deficit)        (20,414)     (24,764)     (36,111)
  Cumulative translation adjustment     (148)        (169)          88
  Notes due on Common Stock purchases   (555)        (742)        -
                                   -----------------------------------
                                      63,655       58,283       35,200
  Less-treasury stock, at cost        (8,966)      (8,966)      (8,966)
                                   -----------------------------------
     Total stockholders' equity       54,689       49,317       26,234
                                   -----------------------------------
                                    $143,891     $100,653     $114,771
                                   ===================================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                   SIX MONTHS ENDED
                                                     FEBRUARY 28
                                                   1995        1994
Cash flows from operations:
 Net income (loss)                                $  4,350    $   (983)
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                     1,909       2,763
   Effect of book/tax NOL utilization                  778        -
   Changes in operating assets and liabilities:
    Accounts receivable                            (18,731)    (13,508)
    Inventories                                    (55,333)    (30,348)
    Other current assets                              (214)      4,023
    Other assets                                      (116)       (455)
    Accounts payable                                19,978      16,266
    Accrued expenses                                   409      (4,435)
    Other long-term liabilities                        152      (6,059)
    Other                                               21         218
                                                  --------------------
     Net cash used in operations                   (46,797)    (32,518)
                                                  --------------------
Cash flows from investing activities:
 Additions to property, plant and equipment         (3,152)     (2,425)
 Disposals of property, plant and equipment            200          12
                                                  --------------------
     Net cash used in investing activities          (2,952)     (2,413)
                                                  --------------------
Cash flows from financing activities:
 Increase in short-term borrowings                  17,245      24,698
 Repayments of long-term debt                         (205)        690
 Proceeds from stock options exercised                 223       2,770
                                                  --------------------
     Net cash provided by financing activities      17,263      28,158
                                                  --------------------
Net decrease in cash and cash equivalents          (32,486)     (6,773)
Cash and cash equivalents at
 beginning of period                                34,869       8,553
                                                  --------------------
Cash and cash equivalents at end of period        $  2,383   $   1,780
                                                  ====================
Supplemental disclosure:
 Interest paid                                    $    618   $     632
 Net income taxes refunded                            (250)       -

See accompanying notes

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. In December 1994, the Company's revolving credit facility was increased from $30 to $40 million.

B. Earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class B Stock and other common stock equivalents outstanding: 34,495,000 and 31,473,000 in the second quarter of 1995 and 1994, and 32,374,000 and 31,019,000 for the six-month period ending February 28, 1995 and 1994, respectively. Prior-period earnings per share have been restated to reflect the Class A Stock dividend distributed in September 1994.

C. Pursuant to the Company's stock option plans, options to purchase 7,800 shares of Common Stock were exercised during the first six months of fiscal 1995.

D. On March 30, 1995, the Company announced it will fully redeem the principal amount outstanding of $13,211,000, 100% par value, plus accrued interest, on its 5% convertible subordinated debentures due May 1, 1996. The Company announced it also will buy-out on May 31, 1995 an equipment lease which expires in February 1996 for approximately $3,000,000.

E. The financial information included herein is unaudited; however, such information reflects all adjustments which, other than the cumulative effect of an accounting change, consists solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal. Operating results for the three and six month periods ending February 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1995.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Second Quarter

Results of Operations

                         Second Fiscal Quarter          Six Months
Operating Results
 as Percent of Sales        1995      1994           1995        1994
Gross Profit               18.9%     20.9%          19.5%       20.6%
Selling, General
 and Administrative         8.7%     14.6%          12.9%       22.3%
Operating Income           10.2%      6.2%           6.6%      (1.7)%
Net interest Expense        (.9)%    (3.1)%          (.9)%      (4.3)%
Pre-tax Income              9.3%      3.1%           5.7%      (6.0)%

Net sales in the second quarter ended February 28, 1995 amounted to $72.4 million, an increase of 96.0% from $37.0 million in the same period a year earlier. The sales gain was due to greater volume of private-label and distributor orders. The gross profit margin in the second quarter was affected by the customer mix.

Selling, general and administrative expenses declined as a percentage of sales to 8.7% from 14.6% as a result of the increased sales volume.

Net interest expense decreased to $667,000 from $1.1 million as a result of lower short-term borrowing during the quarter and reduced long-term debt.

Pre-tax income for the quarter increased to $5.6 million, or 7.7% of net income, compared to $1.1 million, or 3.1% of net sales in the prior year.

In the second quarter, the effective tax rate increased to 16.8% from 3% in the prior year as the Company expects to utilize its tax loss carryforwards during the fiscal year.

Six Months

For the first six months of fiscal 1995, sales were $92.5 million, an increase of 94.8% from $47.5 million for the same period in fiscal 1994. The sales increase for the six-month period is due primarily to increased volume of private label and distributor orders.

Gross profit margin decreased slightly during the fiscal 1995 period as a result of customer mix.

Selling, general and administrative expenses declined as a percentage of sales as a result of the increased sales volume.

Net interest expense decreased as a percentage of sales to .9% from 4.3% in the prior year period. The decrease is due to lower short-term borrowing, reduced long-term debt and increased interest income from cash investments.

In the six month period, the Company's net income was $4.4 million compared with a net loss of $983,000 a year ago. The 1994 results included a one-time favorable cumulative effect of an accounting change amounting to $1.8 million from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The effective tax rate increased to 17.2% in the six month period versus 3% in the prior year as the Company expects to utilize its tax loss carryforwards.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal with cash balances peaking in August and the greatest utilization of its lines of credit occurring early in the calendar year. During the second quarter, the Company utilized working capital lines and cash to produce finished goods to meet demand. As a result, inventories were $73.3 million at February 28, 1995 compared with $49.6 million at February 28, 1994. Accounts receivable increased as a result of the higher sales volume.

In December 1994, the Company increased its working capital credit facility from $30 million to $40 million to provide additional seasonal working capital, reduced the rate of interest on the facility to the prime plus 2% and extended the facility through December 1997. Management believes that the Company's earnings and borrowing capacity are adequate to meet the needs of its operation and long-term credit requirements, including capital expenditure and debt maturities. At February 28, 1995, short-term borrowing was $17.2 million.

On March 30, 1995, the Company announced that as a result of seasonally strong sales and cash flow it will fully redeem, on May 5, 1995, the $13,211,000 principal amount outstanding at 100% of par value plus accrued interest, on its 5% convertible subordinated debentures due May 1, 1996.
The debentures are convertible into the Company's Common Stock at $34.00 per share, which right shall terminate at the close of business May 4, 1995. The Company announced it will also buy-out on May 31, 1995 an equipment lease which expires in February 1996, for approximately $3.0 million.

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


                                    FEDDERS CORPORATION



                                    By /s/Robert L. Laurent, Jr.
                                       Robert L. Laurent, Jr.
                                       Executive Vice President,
                                       Finance & Administration




Date Signing both in his capacity as Executive Vice President on behalf of the Registrant and as Chief Financial Officer of the Registrant