Form 10-Q/A
period 1995-02-28
FEDDERS CORP /DE
filed 1995-04-26
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

Amendment to Application or Report
Filed pursuant to Section 12, 13 or 15 (d) of
THE SECURITIES EXCHANGE ACT OF 1934

FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

The undersigned registrant hereby amends Item 1 of its Quarterly
Report on Form 10-Q for the quarter ended February 28, 1995 filed
April 6, 1995 as set forth in pages attached.

Item 1.  Financial Statements

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDDERS CORPORATION



By /s/Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Executive Vice President,
Finance & Administration




Date:  April 26, 1995

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

B. Earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class B Stock and other common stock equivalents outstanding: 32,495,000 and 31,473,000 in the second quarter of 1995 and 1994, and 32,374,000 and 31,019,000 for the six-month period ending February 28, 1995 and 1994, respectively. Prior-period earnings per share have been restated to reflect the Class A Stock dividend distributed in September 1994.

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