Form 10-Q
period 1995-05-31
FEDDERS CORP /DE
filed 1995-06-30
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended May 31, 1995 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _____________ to ____________

Commission file number        1-8831


                      FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

          Delaware                        22-2572390
(State of incorporation)  (I.R.S. Employer Identification No.)

505 Martinsville Road, Liberty Corner, New Jersey  07938
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


                     Yes  X        No

The registrant has outstanding 18,988,099 shares of Common Stock, 18,677,927 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,267,906 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of June 23, 1995.

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
(unaudited)

                              THIRD QUARTER         NINE MONTHS
                              ENDED MAY 31,         ENDED MAY 31,

                             1995      1994      1995       1994

Net sales                $145,869  $ 95,812   $238,351  $143,298
Cost of sales             115,380    75,943    189,870   113,645
Selling, general and
 administrative expense     7,550     6,591     19,478    17,198
                         ________________________________________

                          122,930    82,534    209,348   130,843
                         ________________________________________

Operating income           22,939    13,278     29,003    12,455
Net interest expense       (1,403)   (1,278)    (2,213)   (3,303)
                         ________________________________________

Income before
 income taxes              21,536    12,000     26,790     9,152
Federal, state and foreign
 income taxes               3,730       360      4,634       275
                         ________________________________________

Income before cumulative
 effect of an accounting
 change                    17,806    11,640     22,156     8,877
Cumulative effect of an
 accounting change            -         -          -       1,780
                        _________________________________________

Net income               $ 17,806  $ 11,640   $ 22,156  $ 10,657
                        =========================================

Earnings per share:
 Income before
  cumulative effect of
  an accounting change   $   0.44  $   0.29   $   0.55  $   0.23

 Cumulative effect of an
  accounting change           -         -          -        0.04
                        _________________________________________
Net income per share     $   0.44   $  0.29  $    0.55  $   0.27
                        =========================================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                               May 31,     August 31,     May 31,
                                 1995          1994         1994
ASSETS:
Current assets:
 Cash                        $  5,028      $  34,869    $  4,323

 Accounts receivable (less
  allowance of $1,232,
  $744 and $959 at
  May 31, 1995, August 31,
  1994 and May 31, 1994,
  respectively)                64,411         12,840      48,900

Inventories:
 Finished goods                21,356          9,596      26,568
 Work in process                2,723          1,242       2,074
 Raw materials and supplies    15,480          7,210      11,141

    Net inventory              39,559         18,048      39,783

Prepaid expenses                1,370            674         948

    Total current assets      110,368         66,431      93,954

Property, plant and equipment
 at cost:
  Land and improvements         1,364          1,363       1,356
  Buildings                    12,686         12,005      11,955
  Machinery and equipment      51,073         47,146      47,525
                               65,123         60,514      60,836
  Less accumulated
   depreciation                34,053         33,142      28,816

Net property, plant and
 equipment                     31,070         27,372      32,020
Other assets                    6,960          6,850       7,860

                             $148,398       $100,653    $133,834
                             ====================================





See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                                         May 31,     August 31,    May 31,
                                           1995          1994        1994
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing                        -            -      $ 22,473
 Current portion of
  long-term debt                             -        $   616       7,040
 Accounts payable                       $ 24,854        5,315      19,575
 Accrued expenses                         36,431       22,127      26,023

  Total current liabilities               61,285       28,058      75,111

Long-term debt                             5,390       17,327      17,646
Deferred income taxes                      1,175        1,175         -
Other long-term liabilities                5,015        4,776       3,136

Stockholders' equity:
  Common Stock, $1 par value,
   30,000,000 shares authorized,
   18,988,099, 19,641,659 and
   19,518,599 issued at May 31,
   1995, August 31, 1994 and
   May 31, 1994, respectively             18,988       19,642      19,519
  Class A Stock, $1 par value,
   30,000,000 shares authorized,
   18,654,607 and 10,625,029 issued and
   outstanding at June 14, 1995 and
   September 9, 1994, respectively        18,655       10,625         -
  Class B Stock, $1 par value,
   30,000,000 shares authorized,
   2,267,906 issued and outstanding
   at May 31, 1995, August 31, 1994
   and May 31, 1994                        2,268        2,268       2,268
  Additional paid-in capital              47,187       51,423      49,790
  Retained earnings (deficit)            (10,603)     (24,764)    (24,471)
  Cumulative translation
   adjustment                               (407)        (169)       (199)
  Notes due on Common Stock purchases       (555)        (742)         -
                                          75,533       58,283      46,907
Less-treasury stock, at cost                -          (8,966)     (8,966)
     Total stockholders' equity           75,533       49,317      37,941

                                        $148,398     $100,653    $133,834
                                     ======================================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                       NINE MONTHS ENDED
                                                              MAY 31,
                                                          1995       1994
Cash flows from operations:
 Net income                                           $22,156    $ 10,657
 Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Depreciation and amortization                        3,607       3,666
   Changes in operating assets and liabilities:
    Accounts receivable                               (51,571)    (39,999)
    Inventories                                       (21,511)    (20,513)
    Other current assets                                 (696)      3,851
    Other assets                                         (319)       (503)
    Accounts payable                                   19,539      14,401
    Accrued expenses                                   18,261       8,839
    Long-term liabilities                                 239      (5,972)
    Other                                                (238)        (69)

     Net cash used in operations                      (10,533)    (25,642)

Cash flows from investing activities:
 Additions to property, plant and equipment            (7,022)     (2,950)
 Disposals of property, plant and equipment               955         150

     Net cash used in investing activities             (6,067)     (2,800)

Cash flows from financing activities:
 Increase in short-term borrowings                        -        22,473
 Repayments of long-term debt                         (13,582)     (1,385)
 Proceeds from stock options exercised                    341       3,124

     Net cash (used in) provided by
      financing activities                            (13,241)     24,212

Net decrease in cash and cash equivalents             (29,841)     (4,230)
Cash and cash equivalents at
 beginning of period                                   34,869       8,553

Cash and cash equivalents at end of period      $       5,028    $  4,323
                                                ==========================
Supplemental disclosure:
 Net interest paid                              $       1,017    $  2,733
 Net income taxes refunded                               (247)       (306)

See accompanying notes

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


A. On May 5, 1995, the Company fully redeemed the principal amount outstanding of $13,211,000, 100% par value, plus accrued interest, on its 5% convertible subordinated debentures due May 1, 1996. The Company also bought-out an equipment lease which would have expired in February 1996 for approximately $3,000,000 on May 31, 1995.

B. Earnings per share are computed by dividing net income by the weighted average number of shares of Class A, Common and Class B Stock and other common stock equivalents outstanding: 40,701,000 and 39,934,000 in the third quarter of 1995 and 1994, and 40,348,000 and 39,160,000 for the nine-month period ending May 31, 1995 and 1994, respectively. Earnings per share have been restated to reflect a 25% Class A Stock dividend distributed on June 14, 1995.

C. Pursuant to the Company's stock option plans, options to purchase 35,225 shares of Class A Stock were exercised during the first nine months of fiscal 1995.

D. During the third quarter, the Company retired 654,000 shares of Common Stock held in treasury.

E. The financial information included herein is unaudited; however, such information reflects all adjustments which, other than the cumulative effect of an accounting change, consists solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal. Operating results for the nine-month period ending May 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1995.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition


The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Third Quarter

Results of Operations

                            Third  Fiscal Quarter       Nine Months
Operating Results
 as Percent of Sales          1995        1994        1995       1994
Gross Profit                  20.9%       20.7%      20.3%      20.7%
Selling, General
 and Administrative            5.2%        6.9%       8.2%      12.0%
Operating Income              15.7%       13.9%      12.2%       8.7%
Interest Expense               1.0%        1.3%        .9%       2.3%
Pre-tax Income                14.8%       12.5%      11.2%       6.4%

Net sales in the third quarter ended May 31, 1995 increased to $145.9 million, from $95.8 million in the third fiscal quarter a year ago. The sales increase is attributed to the Company's ability to meet the just-in-time requirements of major retailers and to its accurate-response production program. Sales increased to existing customers and to new accounts.

Selling, general and administrative expenses declined as a percentage of sales to 5.2% from 6.9% as a result of the increase in sales.

Net interest expense declined as a percentage of sales from 1.3% in the prior year quarter to 1.0% in the current year due to the increase in sales.

Pre-tax income for the quarter increased to $21.5 million or 14.8% of net sales in the quarter compared to $12.0 million or 12.5% of net sales in the prior year.

In the third quarter, the effective tax rate increased to 17.3% from 3% in the prior year as the Company expects to fully utilize its tax loss carryforwards during the current fiscal year.

Nine Months

For the first nine months of fiscal 1995, sales increased 66.0% to $238.4 million over the nine-month fiscal 1994 sales of $143.3 million. The sales increase is due to increased volume of shipments to existing accounts and to new customers.

Gross profit margin decreased slightly during the fiscal 1995 period primarily as a result of customer mix.

Selling, general and administrative expenses declined as a percentage of sales as a result of the increased sales volume.

Net interest expense decreased as a percentage of sales to 0.9% from 2.3% in the prior-year period due to lower short-term borrowing, reduced long-term debt and increased interest income from cash investments.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal with cash balances peaking in the fourth quarter and the Company utilizing its credit lines in the second and the third quarters. During the third quarter, the Company utilized working capital lines to produce finished goods to meet demand and then used cash from the collection of accounts receivable to eliminate the working capital borrowings and prepay a capital lease. With the increased sales volume and the Company's accurate response production program, finished goods inventories decreased to $21.4 million from $26.6 million a year ago. Accounts receivable increased to $64.4 million from $48.9 million a year ago as a result of increased sales in the third fiscal quarter.

On May 5, 1995, the Company redeemed the principal outstanding of $13.2 million, par value, plus interest on the 5% convertible subordinated debenture due May 1, 1996. An equipment lease which would have expired in February 1996 was bought by the Company for $3.0 million on May 31, 1995.

On June 14, 1995, the Company distributed a 25% Class A Stock dividend to shareholders of record of Class A, Common and Class B Stock on May 31, 1995.

At May 31, 1995, the Company had no short-term borrowing. Management believes that the Company's earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term requirements, including capital expenditures.

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b)Reports on Form 8-K

The Company filed a Report on Form 8-K dated May 23, 1995 and an amended Form 8-K on June 8, 1995, reporting a change in its certifying accountant from Ernst and Young LLP to BDO Seidman. No financial statements were required with the filings.

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


                                    FEDDERS CORPORATION



                                    By /s/Robert L. Laurent, Jr.
                                       Robert L. Laurent, Jr.
                                       Executive Vice President,
                                       Finance & Administration




Date: June 30, 1995                 Signing both in his capacity as
                                    Executive Vice President on
                                    behalf of the Registrant and as
                                    Chief Financial Officer of the
                                    Registrant