Form 10-Q/A
period 1995-02-28
FEDDERS CORP /DE
filed 1995-08-01
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



FORM 10-Q/A

Amendment to Application or Report
Filed pursuant to Section 12, 13 or 15 (d) of
THE SECURITIES EXCHANGE ACT OF 1934



FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

The purpose of this amendment is to file Exhibit 27 with the Form
10-Q for the period ended May 31, 1995. Form 10-Q was electronically filed on June 30, 1995, accession number
0000744106-95-000008. Exhibit 27 was not received in the transmission due to the incorrect placement of an end of submission tag.

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDDERS CORPORATION



By _________________________
Thomas A. Kroll
Corporate Controller





Date:  July 31, 1995