Form 10-K
period 1995-08-31
FEDDERS CORP /DE
filed 1995-12-13
CIK 744106

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1995

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

Common Stock, $1 par value    New York Stock Exchange, Inc.
Class A Stock, $1 par value   New York Stock Exchange, Inc.

Securities registered pursuant to section 12 (g) of the Act:

Title of Each Class

None

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

As of the close of business on November 30, 1995, there were outstanding 18,988,898 shares of the Registrant's Common Stock, 18,937,508 shares of Class A Stock and 2,267,606 shares of its Class B Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of November 30, 1995 was $182,050,793. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

FEDDERS CORPORATION

FORM 10-K ANNUAL REPORT
SEPTEMBER 1, 1994 TO AUGUST 31, 1995


TABLE OF CONTENTS

                                                           PAGE
PART I

Item  1.  Business                                           1
Item  2.  Properties                                         6
Item  3.  Legal Proceedings                                  7
Item  4.  Submission of Matters to a Vote of
          Security Holders                                   8

PART II

Item  5.  Market for Registrant's Common Equity
          and Related Matters                               10
Item  6.  Selected Financial Data                           10
Item  7.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                     10
Item  8.  Financial Statements and Supplementary Data       10
Item  9.  Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                              10

PART III
Item 10.  Directors and Executive Officers of the
          Registrant                                        11
Item 11.  Executive Compensation                            12
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             16
Item 13.  Certain Relationships and Related
          Transactions                                      19

PART IV
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                           20



PART I


ITEM  1.  Business

(a)  General Development of Business

Fedders Corporation (the "Company" or the "Registrant") is a holding company which, through its wholly owned operating subsidiaries, is engaged in the manufacture and sale of a complete line of room air conditioners and dehumidifiers, principally for the residential market.
Based upon industry statistics compiled by a trade association, the Company believes it is the largest manufacturer of room air conditioners in North America. Unless otherwise indicated, all references herein to the "Company" or the "Registrant" include Fedders Corporation and its principal operating subsidiaries, Fedders North America, Inc. ("Fedders
NA"), Emerson Quiet Kool Corporation ("EQK"), Columbia Specialties, Inc.
("CSI"), Fedders, Inc. and Fedders International, Inc. ("FI"). EQK, CSI and Fedders, Inc. are wholly owned subsidiaries of Fedders NA. In 1994, Fedders NA also established a Mexican sales subsidiary, Fedders de
Mexico S.A. de C.V. and FI established a Singapore subsidiary, Fedders
Asia Pte. Ltd. ("Fedders Asia").

In July 1995, the Company signed a contract with the Ningbo General Air
Conditioner Factory of Ningbo, China to form a joint venture, Fedders
Xinle Co. Ltd.("Fedders Xinle"), to manufacture and market ductless split room air conditioners as well as window type air conditioners.
The joint venture was capitalized on November 7, 1995.   The Company
owns 60% of the joint venture which and through Fedders International, will export approximately 50% of its product to markets outside of
China.  See note 12 of the Notes to Consolidated Financial statements on page F19 herein for a description of the terms of the transaction.

On November 30, 1995, the Company announced that it had reached a definitive agreement to merge with NYCOR, Inc. ("NYCOR"). See note 13 of the Notes to the Consolidated Financial Statements on page F19 for description of the merger. The Company has purchased compressors since
1992 from NYCOR, under a ten year supply agreement, and continues to rely upon NYCOR for a significant portion of its requirements for rotary compressors, one of the most important components of the air conditioners manufactured by the Company. The merger will provide the Company with a guaranteed supply of compressors to support international growth of room air conditioners.

(b)  Financial Information About Industry Segments

The Company operates in one industry segment. See Note 8 of the Notes to Consolidated Financial Statements at page F18 herein.

(c)  Narrative Description of Business

Products and Markets

The Company manufactures and sells a complete line of window and through-the-wall room air conditioners, principally for the residential market in models ranging in capacity from 5,000 BTU (British Thermal
Units) per hour to 32,000 BTU per hour. Fedders also manufactures through Fedders Xinle joint venture, split ductless room air conditioners for international markets from 7,000 to 40,000 BTU. These models comprise product lines marketed by the Company under the brands
FEDDERS, EMERSON QUIET KOOL and AIRTEMP. The Company also manufactures products under various private labels.

The Company manufactures and markets, under the EMERSON QUIET KOOL brand, a line of household dehumidifiers ranging in capacity from 30 to 50 pints per 24 hours.

In North America, the Company markets its products to retail chains, retail buying groups and others representing over 10,000 retail outlets.
The distribution of appliances and electronics in North America has changed significantly in the last several years. Most of the Company's sales are now made directly to retailers, in contrast to the early 1980s when distributors accounted for the majority of the Company's business.
In addition, in recent years the Company's customers have changed their purchasing patterns to minimize inventories. In response, the Company has increased its manufacturing flexibility, thereby improving its capabilities, especially in the area of just-in-time delivery.

All Fedders NA sales, marketing, and service management are located in a Whitehouse, New Jersey headquarters location. Fedders North America serves many of its customers through regional sales offices and distribution centers.

To support and service its customers and the ultimate consumer, the Company has a network of third-party service centers throughout the United States and regional parts depots to expedite repairs by local service companies during peak demand periods.

The Company promotes its EMERSON QUIET KOOL and FEDDERS brands of air conditioners through advertising, primarily in trade publications.

The Company's future business development activities are focused primarily outside of North America. The Company believes that the market for room air conditioners outside of North America is approximately four times the size of the North American market. Demand for air conditioners outside of North America accelerated in the 1980s and continues to grow rapidly with the increase in disposable income of populous nations in hot weather climates. The Company has participated in international markets for more than 30 years and has licensees in several countries.

The Company expects to increase its participation overseas through the Fedders Xinle joint venture established in November 1995, and through additional strategic alliances primarily under production and joint venture agreements, with participation based in part on its expertise, technological capability and well established global sourcing program.
The Company also has production agreements in Taiwan, India and the People's Republic of China and is accelerating development activities to further penetrate international markets. This activity should establish greater growth potential than is afforded by the mature U.S. market while reducing its dependence on summer weather in North America. In
1994, Fedders International created a new subsidiary, Fedders Asia, Pte.
Ltd. in Singapore for research, development, testing and coordination of production of the Company's product at facilities where production agreements are in place. The Company also has consolidated its international headquarters with its executive offices in a single facility in Liberty Corner, New Jersey. Fedders International has sales offices in Singapore, Miami and the United Kingdom. The Company believes it can compete cost-effectively abroad based on its global sourcing network that currently delivers components from around the world to two U.S. plants and, in the future, to the Fedders Xinle joint venture.

Sources and Availability of Raw Materials

The most important materials purchased by the Company are steel, copper and aluminum, which are obtained from domestic and foreign suppliers.
The Company also purchases from other domestic and foreign manufacturers certain components, including thermostats, compressors, motors and electrical controls, used in its products. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program. The Company is not dependent upon any one source for major components of its manufactured products, except that it purchases compressors primarily from NYCOR. The Company presently has a supply agreement with NYCOR through the year 2003 which provides the Company a dependable source of up to 800,000 rotary compressors annually. The Company's compressor requirements for fiscal
1996 are in excess of 1,400,000. The Company has additional suppliers of compressors. In the event that NYCOR were unable to deliver the Company's requirements, the Company might have difficulty obtaining substitute sources of supply. To guarantee its supply of compressors, the Company announced that it has reached an agreement to merge with NYCOR. See note 13 of the Notes to the Consolidated Financial
Statements on page F19.

Patents, Trademarks, Licenses and Concessions Held

The Company owns a number of trademarks. While the Company believes that its trademarks, such as, FEDDERS, EMERSON QUIET KOOL and AIRTEMP, are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.

Seasonality of Business

The Company's results of operations and financial condition are entirely dependent on the manufacture and sale of room air conditioners and dehumidifiers, the demand for which is highly seasonal. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in seasonal operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the Company's greatest utilization of its lines of credit occurring early in the calendar year. See "Management`s Discussion and Analysis of Results of Operations and Financial Condition," at pages F1 through F3 herein.

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

Information with respect to the Company's warranty and return policy is provided in Note 1 of the Notes to Consolidated Financial Statements at page F11 herein.

See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages F1 through F3 herein.

Backlog

The Company's fiscal year end (August 31) coincides with the end of the seasonal room air conditioner sales cycle. Accordingly, backlog at this time of the year is insignificant.

Competition

The Company's competitors include a number of domestic and foreign manufacturers of air conditioners and appliances, including Frigidaire
Company, Whirlpool Corporation, Matsushita Electric Industrial Company,
Ltd. and Sharp Electronics Corporation. Many of the Company's competitors are substantially larger and have greater resources than the Company. The Company competes principally on the basis of price, quality and its ability to deliver product and service to its customers on a just-in-time basis.
Competitive factors could require price reductions or increased spending on product development, marketing and sales that could adversely affect the Company's profit margins.

Research and Development

Information with respect to amounts spent on research and development is provided in Note 1 of the Notes to Consolidated Financial Statements at page F13 herein.

Environmental Protection

It is the Company's policy to take all practical measures to minimize air and water pollution resulting from its operations. The Company did not make capital expenditures on environmental protection-related items during the year ended August 31, 1995 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on such items in the fiscal year ending August 31, 1996.

Employees

The Company has approximately 2,000 employees, not including 500 joint venture employees. The current contracts with two unions representing employees of the Effingham, Illinois plant are scheduled to expire in October 1998. The Company considers its relations with its employees to be generally satisfactory.

International Sales

For information with respect to international sales of the Company's products, see Note 8 of the Notes to Consolidated Financial Statements at page F17 herein. Future sales are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.


Item 2.               Properties

The Company owns or leases the following primary facilities:
                                                   Approximate Square
Location                Principal Function         Feet of Floor Area

Liberty Corner,         Corporate and                     25,000
New Jersey              International
(Leased)                Headquarters

Effingham, Illinois     Manufacturing                    650,000
(Owned)

Columbia, Tennessee     Manufacturing                    232,000
(Owned)

Dover, New Jersey       (1)                               50,000
(Owned)

Orangeville,            (1)                              106,000
Ontario (Owned)

Whitehouse,             Fedders NA                        17,000
New Jersey (Leased)     Headquarters

Singapore               Research and Design               14,600
(Leased)                Center

(1) Facility available for sale or lease

The Effingham, Illinois facility is subject to a mortgage securing a $4.5 million, 1% promissory note payable over the next 13 years to the State of Illinois. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

                                                     First Became an
Name and Age                Position Held            Executive Officer

Salvatore Giordano, 85      Chairman of the Board         1945

Sal Giordano, Jr.,          Vice Chairman, President      1965
57 (1)                      and Chief Executive Officer

Robert L. Laurent, Jr.,     Executive Vice President,     1989
40                          Finance and Administration
                            and Chief Financial Officer

S. A. Muscarnera,           Senior Vice President and     1988
55 (2)                      Secretary

Gordon Newman, 50           Senior Vice President,        1995
                            Supply Chain

Gary J. Nahai, 44           Vice President and            1993
                            President, Fedders
                            International, Inc.

Thomas Kroll, 40            Controller                    1995

________________________
(1) Son of Salvatore Giordano
(2) Nephew of Salvatore Giordano

Business Experience During Last Five Years

Messrs. Salvatore Giordano, Sal Giordano, Jr., Robert L. Laurent, Jr.
and Mr. Muscarnera have been associated in executive capacities with the Company for more than five years.

Mr. Newman was elected to his position in April 1995.  He joined Fedders
Corporation in 1991 as Vice President, Corporate Quality.  Prior thereto
Mr. Newman was Corporate Director of Quality for Welbilt Corporation.

Mr. Nahai was elected to his position in March 1993. Previously he was Vice President of Sales - New York Metro Region and, prior thereto, was
Manager of International Sales and Licenses. Mr. Nahai has been with the Company for more than five years.

Mr. Kroll was elected to his position in April 1995. Previously he was Controller of Fedders North America since 1992. Prior thereto he was
Controller of Emerson Quiet Kool.


PART II

Item 5.  Market for Registrant`s Common Equity and
         Related Matters

The Company's Common and Class A Stock are listed on the New York Stock
Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of November 30, 1995, there were 4,956 holders of Common Stock, 5,065 holders of Class A Stock and 28 holders of Class B Stock. For information with respect to the Company's Common Stock, Class A Stock and Class B Stock, see Notes 9 and 10 on pages F17 through F18, which
Notes are incorporated herein by reference.

Item 6.  Selected Financial Data

See the table entitled "Selected Financial Data" at page F4, herein.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

See the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages F1 through F3, herein.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company at August 31, 1995 and 1994, and for the years ended August 31, 1995, 1994 and 1993, the notes thereto and the report of the Company's independent auditors thereon are included at pages F7 through F20, herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In May 1995, the Company dismissed Ernst & Young LLP ("E & Y") as its independent accountants. The Company has engaged BDO Seidman, LLP as its new independent accountants.

The reports of E & Y on the Company's financial statements for the years ended August 31, 1994 and 1993 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the last two fiscal years, the Company has not had any disagreements with E & Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Set forth opposite the name of each director is his age, principal occupation for the past five years, the name and principal business of any corporation or other organization in which such employment is carried on and other business directorships held by the nominee or director. The Company is not presently aware of any circumstance which would prevent any nominee from fulfilling his duties as a director of the Company. For additional information with respect to the Company's executive officers, see Page 9 herein.

                                                                Director
Name                  Principal Occupation and Age              Since

NOMINEES - THREE YEAR TERM

Salvatore Giordano    Chairman of the Board of the Company        1945
                       (1)(2); 85

Howard S. Modlin      Partner, Weisman, Celler, Spett & Modlin    1977
                       (3); 64

William J. Brennan    Financial Consultant(1)(4); 67              1980

DIRECTORS - TWO YEARS REMAINING TERM

Joseph Giordano       President, NYCOR, Inc. (1)(5); 62           1961

Clarence Russel Moll  President Emeritus, Widener University      1967
                       (6); 82

Anthony E. Puleo      President, Puleo Tree Co. (7); 60           1994

DIRECTORS - ONE YEAR REMAINING TERM

Sal Giordano, Jr.     Vice Chairman, President and Chief          1965
                       Executive Officer of the Company
                       (1)(2); 57

S. A. Muscarnera      Senior Vice President and Secretary of      1982
                       the Company (1)(2); 55

(1)  Messrs. Sal Giordano, Jr. and Joseph Giordano are sons, and Mr.
Muscarnera is the nephew, of Mr. Salvatore Giordano.  Messrs. Salvatore
Giordano, and Sal Giordano, Jr., are also executive officers and (along with Joseph Giordano, William J. Brennan and S. A. Muscarnera) directors of NYCOR, Inc.



(2) Messrs. Salvatore Giordano, Sal Giordano, Jr. and S.A. Muscarnera, have been associated in executive capacities with the Company for more than five years.

(3) Principal occupation during the past five years. The law firm of Weisman, Celler Spett & Modlin renders legal services to the Company.
Mr. Modlin is also a director of General DataComm Industries, Inc. and Trans-Lux Corporation.

(4) Principal occupation during the past five years. Mr. Brennan served as a director of the Company from 1980 to 1987, and was again elected a director in 1989. He is also Chairman of the Board of CSM
Environmental Systems, Inc.

(5) Principal occupation during the past two years. NYCOR, Inc. is a holding company currently comprising two operating companies, one manufacturing rotary compressors and the other thermoelectric heating and cooling modules. Mr. Giordano was a Senior Vice President of the Company for more than five years prior to his retirement August 31, 1992.

(6) Principal occupation during the past five years. Dr. Moll is also a director of Ironworkers Savings Bank.

(7)  Principal occupation during the past two and one half years.  Puleo
Tree Co. is an importer of Christmas items and garden furniture. Prior to that Mr. Puleo was President of Boulderwood Corporation.



Item 11.  Executive Compensation

The following information is furnished as to all cash compensation paid by the Company and its subsidiaries during the Fiscal Year to each of the five highest paid executive officers of the Company whose aggregate direct compensation exceeded $100,000.

                                                     Long-Term
                                                     Compensation
Summary Compensation Table       Annual Compensation    Awards

(a)                        (b)        (c)     (d)     (g)       (i)
                                                                All Other
Name and Principal       Fiscal     Salary  Bonus   Options   Compensation(1)
Position                  Year              $        #          $

Salvatore Giordano        1993  237,133     -     120,000       7,114
Chairman of the Board     1994  252,150  282,045  150,000      15,753
of Directors              1995  245,354  520,365   77,314   3,097,691 (2)

Sal Giordano, Jr.         1993  307,800     -     590,000       9,234
Vice Chairman, President  1994  335,375  282,045  180,000      17,548
and Chief Executive       1995  352,902  520,365  139,066      32,424
Officer

Robert L. Laurent, Jr.    1993  186,101     -      85,000       5,583
Executive Vice President, 1994  209,725  141,023   95,000       8,425
 Finance and              1995  226,489  260,183   50,590      15,281
 Administration
 Chief Financial Officer

S. A. Muscarnera          1993  173,633     -     120,000       5,209
Senior Vice President     1994  181,875  141,023   15,000       7,641
 and Secretary            1995  191,144  260,183   18,750      16,726

Gordon Newman             1993   61,990     -      14,063       1,860
Senior Vice President,    1994  100,016   21,456      -         3,205
 Supply Chain             1995  122,498   48,072   22,782       5,123

(1) Includes the Company contribution to savings and investment retirement plans up to the 3% offered to all employees of the Company in 1995, the dollar value of the benefit of premiums paid for split-dollar life insurance policies projected on an actuarial basis which cost is recovered by the Company from the proceeds of such policies (Mr. Sal Giordano, Jr. $6,226; Mr. Robert L. Laurent, Jr. $681; Mr. S. A. Muscarnera $3,186).

(2) Includes a special award grated to Mr. Giordano in recognition of over fifty years of extraordinary and exemplary service to the Company as its President or Chairman, overseeing the growth of the Company from a $7,000,000 radiator manufacturer to the leading manufacturer of room air conditioners in North America.

Options/SAR Grant Tables

The following table sets forth information concerning the grant of stock options and/or stock appreciation rights (SAR's) during the Fiscal Year to the individual executive officers named in the Summary Compensation Table.

The table shows the number of options granted to each named executive officer, the number of options granted as a percentage of options granted to all employees during the Fiscal Year, the exercise price of each option, the expiration date for each option, and a presentation of the potential realizable value for each option assuming annual rates of stock appreciation of 5% and 10% over each option term.

Options/SAR Grants Last Fiscal Year

                        % of Total
                        Options
                        Granted to    Exercise or
             Options    Employees in  Base Price  Expiration
Name         Granted #  Fiscal Year   ($/SH)      Date       5% ($)    10% ($)
Salvatore      37,500                  $ 3.30    12/31/99   $ 34,190  $299,009
 Giordano      39,814                    4.50     8/31/00     49,499   109,381
               77,314       19.2%

Sal            37,500                    3.30    12/31/99     34,190    75,551
Giordano, Jr. 101,566                    4.50     8/31/00    126,274   279,032
              139,066       34.5%

Robert L.      25,000                    3.30    12/31/99     22,793    50,367
 Laurent, Jr.  25,590                    4.50     8/31/00     31,815    70,303
               50,590       12.6%

S. A.          18,750        4.7%        3.30    12/31/99     17,095    37,945
 Muscarnera

Gordon Newman  22,782        5.7%        4.50     8/31/00     28,324    62,589

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
Table

The following table sets forth the number of shares exercised during the Fiscal Year, the value realized upon exercise, the number of unexercised options at the end of the Fiscal Year, and the value of unexercised in-the-money options at the end of the Fiscal Year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                       Number of          Value of Unexercised
                 Shares                Unexercised        In-the-Money
                 Acquired on  Value    Options at FY-end  Options at FY-end
Name             Exercise    Realized  (#) Exercisable/   ($) (1) Exercisable/
                 (#)           ($)     Unexercisable      Unexercisable
Salvatore           -           -          450,000 E        $  440,257 E
 Giordano           -           -           77,314 U            54,278 U

Sal                 -           -          459,000 E           447,761 E
 Giordano, Jr.      -           -        1,076,066 U         1,892,024 U

Robert L.           -           -          300,000 E           312,877 E
 Laurent, Jr.       -           -           50,590 U            36,071 U

S. A. Muscarnera    -           -          225,000 E           233,246 E
                    -           -           18,750 U            24,750 U

Gordon Newman       -           -           14,063 E            24,432 E
                    -           -           22,782 U             2,734 U

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of three directors who are not officers or employees of the Company (Howard S. Modlin, William J. Brennan and Anthony E. Puleo). The Committee submitted a plan to the Company's Board of Directors (the "Board") for the Fiscal Year 1996 which was approved by the Board on October 25, 1994.

Report of the Compensation Committee on Executive Compensation

In determining the total compensation package for the chief executive officer and all other executive officers for the Fiscal Year, the Committee considered several factors including: the performance of the Company; the individual contribution of each executive officer; the need to attract and retain highly qualified executives in the air conditioning industry necessary to build long-term stockholder value; and the need to link a portion of each executive officer's long-term capital accumulation to the growth in the market value of the Company's Stock. Executive compensation was broken down into three major components (i) cash compensation, (ii) incentive bonuses, and (iii) stock options.

Cash compensation for the Fiscal Year is shown on the Summary Compensation Table. For the Fiscal Year, the Committee recommended and the Board adopted the same incentive plan used for the Company's executive officers for the past three fiscal years. The awards under the plan are based heavily upon the performance of the Company (the "Executive Plan"). In accordance with the terms of the Executive Plan, the executive officers designated by the Board may receive incentive awards based upon a prescribed formula. The amount of the award ranges from 0.5% to 1.5% of an amount equal to consolidated pre-tax income of the Company minus $1,000,000 ("Adjusted Pre-Tax Income"). With respect to the individuals named in the Summary Compensation Table, the following percentages of fiscal 1995 Adjusted Pre-Tax Income have been designated:

Mr. Salvatore Giordano 1.5%; Mr. Sal Giordano, Jr. 1.5%; Mr. Robert L. Laurent, Jr. .75%; and Mr. S. A. Muscarnera .75%. Under the Executive Plan, the following awards were made for Fiscal Year performance: Mr. Salvatore Giordano $520,365, Mr. Sal Giordano, Jr. $520,365, Mr. Robert
L. Laurent, Jr. $260,183, Mr. S.A. Muscarnera $260,183. Mr. Gordon Newman, as Vice President, Supply Chain qualifies for incentive remuneration under a separate plan. Applying the formula, Mr. Newman earned an incentive award of $48,072.


Respectfully submitted,

Compensation Committee

Howard S. Modlin - Chairman
William J. Brennan
Anthony E. Puleo

Employment Contract

Mr. Salvatore Giordano has an Employment Agreement with the Company, which became effective on March 23, 1993. The material provisions of the Agreement include: (1) an annual base salary of at least $238,000, payable in equal semi-monthly installments; (2) annual participation in all compensatory plans and arrangements of the Company no less favorable than the current fiscal year plans including, but not limited to, a bonus not less than the amount of the latest fiscal year bonus (none was paid), and continuing eligibility to be awarded stock options; (3) reimbursement for all expenses incurred while on Company related business; and (4) annual consideration for base salary and plan participation increases, if deemed justified by the Company. the Agreement has a stated expiration date of March 23, 2003, but the term of the Agreement automatically extends and has a remaining term of ten years from any point in time, until the term is finally fixed at a period of ten years from an intervening event, as provided in the Agreement, such as permanent disability or death. During the Fiscal Year, the Company amortized the estimated present value of future non-salary benefits payable under the Agreement based upon certain assumptions, in the amount of $468,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1995, each director of the Company and all directors and executive officers of the Company owned beneficially the number of shares of the Company's equity securities set forth in the following table. Shares subject to acquisition within 60 days pursuant to stock options are shown separately. Unless otherwise indicated, the owners listed have sole voting and investment power. Class A Stock has no voting rights except as provided under Delaware Law.

                                     Amount and  Shares Subject
                                     Nature of   to Acquisition   Percent
                Name of Individual   Beneficial  Within           of Class
Title of Class  or Persons in Group  Ownership   60 days (15)     Owned (16)
Common Stock    Salvatore Giordano    1,100 (1)      0            Less than 1%

                Sal Giordano, Jr.     1,100 (1)      0            Less than 1%

                Joseph Giordano      13,910 (1)      0            Less than 1%

                Howard S. Modlin    256,800 (2)      0                1.35%

                Clarence Russel Moll 61,400 (3)      0            Less than 1%

                William J. Brennan    5,000          0            Less than 1%

                Anthony E. Puleo      2,000 (4)      0            Less than 1%

            Robert L. Laurent, Jr.  115,000          0            Less than 1%

                 S. A. Muscarnera    55,000          0            Less than 1%

       All directors and executive
               officers as a group  514,610          0                2.71%

Class A Stock Salvatore Giordano  2,378,740 (5)(6)   487,500         14.76%

               Sal Giordano, Jr.  1,521,509(5)(7)(8) 487,500         10.34%

                Joseph Giordano   1,710,170 (5)(8)   234,375         10.14%

               Howard S. Modlin     224,701 (9)     164,064           2.04%

           Clarence Russel Moll      34,725 (10)     96,563       Less than 1%

             William J. Brennan       4,375         121,876       Less than 1%

               Anthony E. Puleo        0              9,375       Less than 1%

          Robert L. Laurent, Jr.    100,625         325,000           2.21%

               S. A. Muscarnera      48,125         243,750           1.52%

                  Gordon Newman        0    (11)     14,063       Less than 1%

     All directors and executive
             officers as a group  2,008,142       2,225,317          20.0%

Class B Stock Salvatore Giordano  1,866,476 (12)        0            82.31%
(15)
              Sal Giordano, Jr.   2,153,746(12)(13)(14) 0            94.98%

                Joseph Giordano   2,150,296 (12)(14)    0            94.83%

    All directors and executive
            officers as a group   2,262,566             0            99.78%

      Ownership of Common Stock,
       Class A Stock and Class B
          Stock combined, by all
         directors and executive
             officers as a group  4,785,318       2,225,317          16.53%

(1) The amount shown includes 1,100 shares as to which Messrs Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano share voting and investment power.

(2) Includes 3,100 shares owned by members of Mr. Modlin's family as to which Mr. Modlin disclaims beneficial ownership.

(3) Includes 15,000 shares owned by Dr. Moll's wife, as to which Dr. Moll disclaims beneficial ownership.

(4) Through inadvertence, Mr. Puleo reported, in an untimely manner, one transaction on Form 4 covering the purchase of shares of the Common Stock of the Company during the Fiscal Year. The Company is not aware of any failure of Mr. Puleo to file any required Form.

(5) Includes 825 shares as to which Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano share voting and investment power; 502,025 shares as to which the same individuals also share voting and investment power; 102,150 are shares held by the Salvatore Giordano Foundation; and 35,817 are shares held by the Giordano Foundation, for both of which foundations these individuals are officers, directors and stockholders.

(6) Includes 117,548 shares held of record by Mr. Giordano's wife, and 170,170 shares held of record by Mr. Giordano's wife in trust for their grandchildren, as to which Mr. Giordano disclaims beneficial ownership.

(7) Includes 9,197 shares held of record by Mr. Giordano's wife, as to which Mr. Giordano disclaims beneficial ownership.

(8) Includes 153,125 shares held in trust, as to which Messrs. Sal Giordano, Jr. and Joseph Giordano share voting and investment power.

(9) Includes 2,713 shares owned by members of Mr. Modlin's family as to which Mr. Modlin disclaims beneficial ownership.

(10) Includes 13,125 shares owned by Dr. Moll's wife as to which Dr. Moll disclaims beneficial ownership.

(11) Through inadvertence, Mr. Newman reported, in an untimely manner, two transactions on Form 4 for the month of August, 1995 covering the sale of the Company's Common Stock and Class A Stock during the Fiscal Year. The Company is not aware of any failure of Mr. Newman to file any required Form.

(12) The amount shown includes 1,810,186 shares as to which Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano share voting and investment power; 52,500 are shares held by the Salvatore Giordano Foundation, and 3,790 are shares held by the Giordano Foundation, for both of which they are officers, directors and stockholders.

(13) The amount shown includes 1,150 shares held of record by Mr. Giordano's wife, as to which Mr. Giordano disclaims beneficial ownership.

(14) The amount shown includes 175,000 shares held in trust, as to which Messrs. Sal Giordano, Jr. and Joseph Giordano share voting and investment power.

(15) The amounts shown are the number of shares held under options exercisable within 60 days.

(16) The Class B Stock is convertible into Common Stock at any time on a share-for-share basis. In the event that the individuals named as owning Class B Stock converted their shares into Common Stock, less than 5% of the class would remain outstanding, and pursuant to the terms of the Company's Certificate of Incorporation as amended, all remaining Class B Stock and all outstanding Class A Stock would automatically be converted into Common Stock. If such conversion took place, and the named individuals exercised all of the options indicated, such individuals and the group would beneficially own the following number of shares constituting the indicated percentage of Common Stock outstanding: Mr. Salvatore Giordano, 4,733,816 shares (of which 2,314,136 are shares as to which Mr. Giordano shares voting and investment power with Messrs. Joseph Giordano and Sal Giordano, Jr.; 154,650 are shares held by the Salvatore Giordano Foundation, and 39,607 are shares held by the Giordano Foundation, for both of which he is an officer, director and shareholder) constituting 11.64%; Mr. Sal Giordano, Jr., 4,163,855 shares (of which 2,314,136 are shares as to which Mr. Giordano shares voting and investment power with Messrs. Salvatore Giordano and Joseph Giordano; 154,650 are shares held by the Salvatore Giordano Foundation, and 39,607 are shares held by the Giordano Foundation, for both of which he is an officer, director and shareholder) constituting 10.24%; Mr. Joseph Giordano, 4,108,751 shares (of which 2,214,136 are shares as to which Mr. Giordano shares voting and investment power with Messrs. Salvatore Giordano and Sal Giordano, Jr.; 154,650 are shares held by the Salvatore Giordano Foundation, and 39,607 are shares held by the Giordano Foundation, for both of which he is an officer, director and shareholder) constituting 10.16%; and all directors and executive officers as a group 7,010,635 shares constituting 16.53%.

PRINCIPAL STOCKHOLDERS

The following table sets forth information at November 1, 1995 with respect to the beneficial ownership of the Company's voting securities by all persons known by the Company to own more than 5% of the Company's outstanding voting securities. Unless otherwise indicated, the owners listed have sole voting and investment power.

                   Name and Address          Amount Beneficially     Percent
Title of Class     of Beneficial Owner (1)         Owned             of Class
Class B Stock      Salvatore Giordano            2,262,566            99.78%
                   Joseph Giordano and
                   Sal Giordano, Jr.
                   c/o Fedders Corporation
                   Liberty Corner, NJ  07938

(1) In the event that the named individuals converted their shares of Class B Stock into Common Stock, less than 5% of the class would remain outstanding, and pursuant to the terms of the Company's Certificate of Incorporation as amended, all remaining Class B Stock and all outstanding Class A Stock would automatically be converted into Common Stock. If such conversion took place, and the named individuals exercised all of their currently exercisable stock options, they would own 5,076,629 shares of Common Stock constituting 12.26% of Common Stock outstanding.

See the previous table and the notes thereto for more detailed information with respect to the security ownership of the named individuals.



Item 13.  Certain Relationships and Related Transactions

See the information included under Part III. Item 10 herein.

PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

Index to Financial Statements and Financial Statement Schedules

(a) 1.  Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                                 Page #
Report of Independent Certified Public Accountants                F5

Report of Independent Auditors                                    F6

Consolidated Statements of Operations                             F7

Consolidated Balance Sheets at August 31, 1995 and 1994           F8

Consolidated Statements of Cash Flows for the years ended
August 31, 1995, 1994 and 1993                                    F9

Stockholders' Equity for the years ended
August 31, 1995, 1994 and 1993                                    F10

Notes to Consolidated Financial Statements                     F11-F20


(a) 2.  Financial Statement Schedule

Consolidated Schedule as of and for the years ended August 31, 1995, 1994 and 1993

Report of Independent Certified Public Accountants                S-1

II.  Valuation and Qualifying Accounts                            S-2

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

   (iii)  Stock Option Plan IV, filed as Exhibit 10 (iv) to the
Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

    (iv) Stock Option Plan V, filed as Exhibit 10 (v) to the Company's Annual Report on Form 10-K for 1988 and incorporated herein by reference.

     (v)  Stock Option Plan VI, filed as Exhibit 10 (vi) to the
Company's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

    (vi)  Stock Option Plan VII, filed as Exhibit 10 (vi) to the
Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

   (vii) Employment Contract between The Corporation and Salvatore Giordano dated March 23, 1993 filed as Exhibit 10 (viii) to the
Company's Annual Report on Form 10-K 1993 and incorporated herein by reference.

   (viii) Joint Venture Contract between Ningbo General Air Conditioner Factory and Fedders Investment Corporation for the establishment of Fedders Xinle Co. Ltd., dated July 31, 1995.

(11)  Statement re computation of per share earnings.

(16)  Letter reference change in certifying accountants.

(21)  Subsidiaries.

(23)  Consents of BDO Seidman, LLP.

(27)  Financial data schedule.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FEDDERS CORPORATION
By/s/Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Executive Vice President,
Finance and Administration and
Chief Financial Officer
December 13, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date

/s/Salvatore Giordano
   Salvatore Giordano       Chairman of the Board       December 13, 1995

/s/Salvatore Giordano, Jr.
   Salvatore Giordano, Jr.  Vice Chairman, President    December 13, 1995
                            and Chief Executive Officer
                            and a Director (Principal
                            Executive Officer)
/s/Joseph Giordano
   Joseph Giordano          Director                    December 13, 1995

/s/Howard S. Modlin
   Howard S. Modlin         Director                    December 13, 1995

/s/Clarence Russel Moll
   Clarence Russel Moll     Director                    December 13, 1995

/s/William J. Brennan
   William J. Brennan       Director                    December 13, 1995

/s/Anthony Puleo
   Anthony Puleo            Director                    December 13, 1995

/s/S.A. Muscarnera
   S.A. Muscarnera          Director                    December 13, 1995

/s/Robert L. Laurent, Jr.
   Robert L. Laurent, Jr.   Executive Vice President,   December 13, 1995
                            Finance and Administration
                            (Principal Financial and
                            Accounting Officer)
       F1
Fedders Corporation
Management's Discussion and Analysis of Results of Operations and
Financial Condition

The past three years for Fedders Corporation, have shown significant growth in revenues and profits. The growth in sales reflects the Company's concentration on flexible manufacturing to accommodate customers' increasingly seasonal delivery requirements while holding fixed costs at a lower level than in the early 1990s. The Company has also reallocated certain of its resources to the international marketplace which is four times larger than the U.S. market and still growing.

The Company's business is affected by summer weather in major markets, with product shipped primarily in the second half of the fiscal year. Just-in-time delivery is a requirement of new retail leaders in the room air conditioner industry. Favorable weather for the third consecutive year has depleted industry inventories at manufacturers and retailers entering fiscal 1996. This follows a period of abnormally cool summer weather in 1992 and 1990 - compounded by retailers' credit constraints and industry consolidation that reduced room air conditioner manufacturer sales and created significant excess inventories industrywide from 1990 into the 1993 season. Manufacturers' shipments of room air conditioners in the U.S., during Fedders' fiscal periods totaled 4.1 million units in 1995, 3.8 million units in 1994 and 3.0 million units in 1993. The room air conditioner market outside of the U.S. is over 12.0 million units.

Results of Operations
With Fedders and U.S. industry inventories at minimal levels entering both of the last two fiscal years, Fedders increased its sales by 37% and 46% in 1995 and 1994, respectively. Reported industry unit shipments during 1995 in the U.S., excluding Fedders, increased only 12% while Fedders' U.S. unit shipments increased by 30% as a result of its flexible manufacturing and proven ability to meet customers' just-in-time requirements. The Company also increased international sales in fiscal 1995 by 56.3% over fiscal 1994 to $12.9 million. Fiscal 1994 sales increased due to increased orders from new accounts, including heat-generated orders that were produced and shipped during the retailers' selling season. Excess industry inventories from earlier cold weather negatively affected 1993 sales.

The gross profit margin changed little in 1995. However, there was a favorable $3.5 million reduction in warranty provisions, an outgrowth of continuing improvements in quality offset, in part, by a $2.8 million write down of idle equipment and inflationary pressure, primarily related to copper. The gross profit margin increased in fiscal 1994 due to efficiencies in plant utilization



        F2

due to higher sales and continuous cost reduction. The 1993 gross profit margin, though lower than 1995 and 1994, reflects a significant improvement over prior years as a result of a 1992 restructuring that lowered costs.

Selling, general and administrative expense decreased to 9.3% as a percent of net sales in fiscal 1995 from 11.0% in fiscal 1994 due to higher sales volume, that was offset, in part, by a $2.0 million provision for the implementation of an early retirement program. Selling, general and administrative expense decreased to 11.0% as a percent of net sales in fiscal 1994 from 16.3% in fiscal 1993 due to higher sales volume and consolidation of the Fedders North America sales and marketing function near the end of fiscal 1993. In fiscal 1993, selling, general and administrative expense decreased as a percent of sales, despite lower sales, as a result of expense reduction associated with a 1992 restructuring.

Interest expense decreased, as a percent of sales, by 1.2% from fiscal 1994 and 2.1% from fiscal 1993 as long-term debt was prepaid, and accurate-response manufacturing minimized borrowing under the revolving credit facility.

In 1995, the Company's income before taxes was only partially offset by net operating loss carryforwards from 1994, and as a result, the effective income tax rate increased to 17.3%. In fiscal 1994, the tax rate was 3% with a provision of $594,000 and in fiscal 1993 the Company had a net tax benefit of $565,000. During fiscal 1994, the Company adopted Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which resulted in a one-time cumulative effect of an accounting change amounting to $1.8 million. The tax rate will increase to the full taxable rate in fiscal 1996.

Prior-year earnings per share information was restated to reflect a 25% Class A Stock dividend distributed to holders of Common, Class A and Class B Stock in June 1995.

Liquidity and Capital Resources
Working capital requirements of the Company historically have been seasonal with cash balances peaking in August and the greatest utilization of its lines of credit occurring early in the calendar year. The Company's cash flow in 1995 continued strong with cash increasing to $57.7 million at August 31 from $34.9 million a year earlier even after prepaying debt.

Accounts receivable decreased by $4.0 million as a result of lower fourth quarter sales in fiscal 1995. Ending inventories increased by $11.0 million, primarily as a result of raw materials purchases in August 1995 to support earlier production for fiscal 1996, and additional finished goods inventories to support international

       F3

sales. Accrued expenses increased in fiscal 1995 as a result of higher sales and marketing accruals related to higher sales offset, in part, by lower warranty accruals due to continued improvements in quality resulting in lower claims experience.

Investing activities during 1995 were limited primarily to capital expenditures of $9.0 million. On July 31, 1995, the Company signed a contract to enter into a joint venture to manufacture room air conditioners in Ningbo, China with the Ningbo General Air Conditioner Factory at an existing manufacturing facility. Fedders has a 60% interest in Fedders Xinle Co., Ltd. which was initially capitalized on November 7, 1996. Fedders' cash contribution to the venture was approximately $8.4 million. The factory's present capacity is 200,000 units and is planned to be increased to 500,000 units in fiscal 1999. The venture is expected to sell 50% of its product in China and export 50%.

In November 1995, the Company announced that a definitive agreement has been reached to merge with NYCOR, Inc. ("NYCOR"), a manufacturer of rotary compressors for use in room air conditioners and thermoelectrical modules (note 13). NYCOR has five Asian compressor licensees. The Company has a supply agreement with NYCOR for the supply of up to 800,000 compressors annually, through the year 2003 (note 2). The Company anticipates rotary compressor requirements of 1.4 million in fiscal 1996. The merger will provide a guaranteed supply of compressors to support the international growth of room air conditioners. The Company's expansion in the international market mitigates the dependency on weather in the North American market.

Fedders' cash flow during fiscal 1995 was strong. As a result, the Company fully redeemed at par $13.2 million of principal, plus accrued interest outstanding, of its 5% convertible subordinated debentures due in May 1996. The Company also used $3.0 million for the early buy-out of an equipment lease. Remaining debt of $5.1 million has an average rate of interest of 1.9%. The Company also declared a cash dividend of $797,000 in fiscal 1995, the first cash dividend since 1991.

The Company's revolving credit facility of $40.0 million is renewable in December 1997. The credit facility is collateralized by substantially all of the Company's assets. Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the needs of its operations and long-term credit requirements, including capital expenditures and its debt maturities.







       F4

Fedders Corporation
Selected Financial Data (a)

(Amounts in thousands,
 except share data)   1995        1994         1993       1992       1991(e)
Net sales         $316,494    $231,572     $158,602   $192,365    $191,423
Gross profit        67,125      49,263       27,744     25,607      27,750
Percent of net
 sales                21.2        21.3         17.5       13.3        14.5
Operating income
 (loss)             37,653      23,905        1,907     (9,392)     (1,883)
Percent of net
 sales                11.9        10.3          1.2       (4.9)       (.01)
Pre-tax income
 (loss)             35,691      19,803       (2,340)   (24,965)    (13,666)
Percent of net
 sales                11.3         8.6         (1.5)     (12.7)       (7.1)
Net income (loss) $ 29,504    $ 20,989(c)  $ (1,775)  $(24,931)(d)$(11,178)(f)
Per share         $   0.72    $   0.53(c)  $  (0.05)  $  (0.67)   $  (0.32)
Cash dividends declared per share:
Common            $  0.020        -            -          -       $  0.360
Class A              0.020        -            -          -            -
Class B              0.018        -            -          -          0.324
Cash              $ 57,707    $ 34,869     $  8,553   $  8,738    $  2,908
Total assets       136,775     100,653       81,285    179,249     197,243
Total debt           5,106      17,943       25,590     89,588      94,973
Stockholders'
 equity             82,542      49,317       24,229     19,039      44,181
Capital
 expenditures        9,041(b)    2,634        2,379      3,599       3,607
Depreciation and
 amortization        7,519       9,374        5,646     14,876      10,580
Earnings before
 interest, taxes,
 depreciation and
 amortization       44,143      32,252        6,317      2,675       6,269

(a) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and the notes thereto.

(b) Includes buyout of $1,750,000 of equipment under lease.

(c) In 1994, the Company adopted SFAS 109, Accounting for Income Taxes, which resulted in income of $1,780,000 or $0.04 per share from the cumulative effect of an accounting change.

(d) Includes a net restructuring charge of $3,300,000 for costs associated with the shutdown of the Company's New Jersey production facilities offset, in part, by the benefit from the sale of its compressor business.

(e) Information presented is for the eight months ended August 31, 1991.

(f) Includes a pre-tax provision of $5,000,000 for a product recall.

       F5

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Fedders Corporation

We have audited the accompanying consolidated balance sheet of Fedders Corporation as of August 31, 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fedders Corporation as of August 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/BDO Siedman, LLP
Woodbridge, New Jersey
October 2, 1995
except for Note 13, which is as of November 30, 1995
















       F6


Report of Independent Auditors

To the Board of Directors and Stockholders of Fedders Corporation

We have audited the accompanying consolidated balance sheet of Fedders Corporation as of August 31, 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the two years in the period ended August 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fedders Corporation as of August 31, 1994 and the consolidated results of its operations and its cash flow for each of the two years in the period ended August 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

As discussed in notes 1 and 7 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.



/s/ Ernst and Young LLP
MetroPark, New Jersey
October 6, 1994
       F7
Fedders Corporation
Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Years Ended August 31,                  1995      1994      1993
Net sales                           $316,494  $231,572  $158,602
Costs and expenses:
 Cost of sales                       249,369   182,309   130,858
 Selling, general and
 administrative                       29,472    25,358    25,837

                                     278,841   207,667   156,695
Operating income                      37,653    23,905     1,907
Interest expense (net of interest
 income of $751, $223 and $161 in
 1995, 1994 and 1993, respectively    (1,962)   (4,102)   (4,247)

Income (loss) before income taxes     35,691    19,803    (2,340)
Federal, state and foreign income
 tax (benefit) (note 7)                6,187       594      (565)

Income (loss) before cumulative
 effect of an accounting change       29,504    19,209    (1,775)
Cumulative effect of an accounting
 change (note 7)                         -       1,780       -
Net income (loss)                    $29,504   $20,989   $(1,775)
Earnings per share:
 Income (loss) before cumulative
  effect of an accounting change     $  0.72   $  0.49   $ (0.05)
 Cumulative effect of an accounting
  change                                 -        0.04       -

Net income (loss) per share          $  0.72   $  0.53   $ (0.05)






See accompanying notes



       F8
Fedders Corporation
Consolidated Balance Sheets

(Amounts in thousands, except share data)
August 31,                                      1995         1994
Assets
Current assets:
 Cash and cash equivalents                   $57,707      $34,869
 Accounts receivable (less allowances of
  $872 in 1995 and $744 in 1994)               8,847       12,840
 Inventories                                  29,020       18,048
 Deferred income taxes (note 7)                2,954          -
 Other current assets                            893          674
Total current assets                          99,421       66,431
Net property, plant and equipment             29,803       27,372
Deferred income taxes (note 7)                 1,277          -
Other assets                                   6,274        6,850
                                            $136,775     $100,653
Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-term debt (note 5) $    590     $    616
 Accounts payable                              5,591        5,315
 Income taxes payable (note 7)                 9,131          758
 Accrued expenses                             27,986       21,369
Total current liabilities                     43,298       28,058
Long-term debt (note 5)                        4,516       17,327
Deferred income taxes (note 7)                   -          1,175
Other long-term liabilities:
  Warranty                                     3,962        2,852
  Other                                        2,457        1,924
Commitments and contingencies
 (notes 3, 4, 6, 11, 12 and 13)
Stockholders' equity (notes 9 and 10):
 Common Stock, $1 par value, 60,000,000
  shares authorized, 18,988,598 and
  19,641,659 issued at August 31, 1995
  and 1994, respectively                      18,989       19,642
 Class A Stock, $1 par value, 30,000,000
  shares authorized, 18,831,376 and
  10,625,029 shares issued at August 31,
  1995 and September 9, 1994, respectively    18,831       10,625
 Class B Stock, $1 par value, 7,500,000
  shares authorized, 2,267,206 and
  2,268,206 issued and outstanding at
  August 31, 1995 and 1994, respectively       2,267        2,268
 Additional paid-in capital (note 7)          46,481       51,423
 Accumulated deficit                          (4,041)     (24,764)
 Cumulative translation adjustment                15         (169)
 Notes due on Common Stock purchases (note 10)   -           (742)
                                              82,542       58,283
 Less treasury stock, at cost, 654,410
  shares of Common Stock at August 31, 1994      -         (8,966)
Total stockholders' equity                    82,542       49,317
                                            $136,775     $100,653
See accompanying notes
       F9
Fedders Corporation
Consolidated Statements of Cash Flows

(Amounts in thousands)
Years Ended August 31,                   1995      1994     1993
Operating activities:
Net income (loss)                     $29,504   $20,989  $(1,775)
Adjustments to reconcile net income
 (loss) to net cash from operating
 activities:
  Depreciation and amortization         7,519     9,374    5,646
  Tax benefit related to stock
   options exercised                    2,900       -        -
  Deferred income taxes                (5,406)     (962)     566
Changes in operating assets and
 liabilities:
  Accounts receivable, net              3,993    (3,939)   5,574
  Inventories                         (10,972)    1,222   25,864
  Other current assets                   (219)      243     (832)
  Other assets                            175       (59)  (1,156)
  Accounts payable                       (521)      141  (23,051)
  Accrued expenses                      6,617     4,370  (15,439)
  Income taxes payable                  8,373       573      -
  Other long-term liabilities           1,643     1,687      272
  Other                                   184       (39)    (778)
Net cash provided by (used in)
 operations                            43,790    33,600   (5,109)
Investing activities:
 Additions to property, plant and
  equipment                            (9,041)   (2,634)  (2,379)

 Disposal of property, plant and
  equipment                               521       441       89
Net cash used in investing activities  (8,520)   (2,193)  (2,290)
Financing activities:
 Repayments of long-term debt         (13,866)   (9,229)    (529)
 Proceeds from stock options
  exercised                               692     4,138    7,743
 Proceeds from notes due on
  common stock purchases                  742       -        -
Net cash (used in) provided by
 financing activities                 (12,432)   (5,091)   7,214
Net increase (decrease) in cash and
 cash equivalents                      22,838    26,316     (185)
Cash and cash equivalents at
 beginning of year                     34,869     8,553    8,738
Cash and cash equivalents at end
 of year                              $57,707   $34,869   $8,553
Supplemental disclosure:
 Interest paid                        $ 1,904   $ 3,766   $3,248
 Net income taxes paid (refunded)         492    (1,196)  (1,155)

See accompanying notes

       F10
Fedders Corporation
Consolidated Statements of Stockholders' Equity
(Amounts in thousands)

                                                      Cumula-
                                                      tive    Notes
                                    Addi-             Trans-  Due on
                                    tional  Retained  lation  Common
           Common  Class A  Class B Paid-in Earnings  Adjust- Stock     Treasury
           Stock   Stock    Stock   Capital (Deficit) ments   Purchases Stock
August 31,
 1992       $16,838    -    $2,268  $41,583 $(33,353) $648      -       $(8,945)
Net loss       -       -       -        -     (1,775)    -      -          -
Stock options
 exercised    1,776    -       -      5,988       -      -      -           (21)
Foreign currency
 translation   -       -       -        -         -   (778)     -          -

August 31,
 1993       $18,614    -    $2,268  $47,571 $(35,128)$(130)     -       $(8,966)

Net income     -       -       -        -     20,989     -      -          -
Stock dividend -    $10,625    -        -    (10,625)
Stock options
 exercised    1,028    -       -      3,852       -      -   $(742)        -
Foreign currency
 translation   -       -       -        -         -    (39)     -          -

August 31,
 1994       $19,642 $10,625 $2,268  $51,423 $(24,764)$(169)  $(742)     $(8,966)

Net income     -       -       -         -    29,504     -      -          -
Stock dividend -      7,984    -         -    (7,984)    -      -          -
Conversion of
 Class B to
 Common Stock     1    -        (1)      -        -      -      -          -
Dividends
 declared      -       -       -         -      (797)    -      -          -
Stock options
 exercised     -        222    -         470      -      -      -          -
Tax benefit related
 to stock options
 exercised     -       -       -       2,900      -      -      -          -
Repayment of common
 stock notes   -       -       -         -        -      -     742         -
Retirement of
 treasury
 stock         (654)   -       -      (8,312)     -      -      -         8,966
Foreign currency
 translation    -      -       -         -        -     184     -          -

August 31,
 1995       $18,989 $18,831  $2,267  $46,481 $(4,041)  $ 15   $ -        $ -




See accompanying notes




















       F11

Fedders Corporation
Notes to Consolidated Financial Statements
(Years ended August 31, 1995, 1994 and 1993; dollar amounts in tables, except per share, stock option and market data, are in thousands)

1. Summary of Significant Accounting Policies

Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Net sales
Sales are recorded, at time of shipment, net of provisions for sales allowances, warranty and similar items.

Warranty and return policy
The Company's warranty policy generally provides five-year coverage for sealed systems including compressors, two-year coverage on motors and one-year coverage on all other parts and labor related to air conditioners sold in North America. The Company's policy is to accrue the estimated cost of warranty coverage and returns at the time the sale is recorded. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option.

Foreign currency translation
Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders' equity.

Cash and cash equivalents
The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventories
Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write downs, which have historically been insignificant, are recorded in the period in which they are identified. Inventories consist of the following at August 31:

                                            1995             1994
Finished goods                           $14,592           $9,596
Work in process                            2,540            1,242
Raw materials and supplies                11,888            7,210
                                         $29,020          $18,048


       F12

Property, plant and equipment
Replacements, betterments and additions to property, plant and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in income. Property, plant and equipment at cost consist of the following at August 31:

                          Estimated Useful Life     1995     1994
Land and improvements                             $1,369   $1,363
Buildings                    20 to 30 years       12,888   12,005
Machinery and equipment       5 to 12 years       53,302   47,146
Property, plant and equipment                     67,559   60,514
Accumulated depreciation                          37,756   33,142
                                                 $29,803  $27,372

Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. Depreciation expense includes a write down of certain idle fixed assets to estimated realizable value amounting to $2,860,000 and $3,902,000 in 1995 and 1994, respectively.

Other assets
Other assets consist primarily of intangible assets which, other than goodwill, are amortized over periods from one to eight years using the straight-line method. Goodwill is amortized over 40 years using the straight-line method and recoverability is evaluated periodically. In 1994, long-term receivables included receivables from employees, including an officer, that were repaid in 1995. Other assets are net of accumulated amortization of $8,473,000 and $8,072,000 at August 31, 1995 and 1994, respectively, and consist of the following at August 31:

                                             1995          1994
Goodwill                                   $5,517        $5,669
Other                                         757           754
Intangible assets                           6,274         6,423
Long-term receivables                         -             427
                                           $6,274        $6,850

The Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes accounting standards for, among other things, the impairment of long-lived assets and certain identifiable intangibles. SFAS No.121 will be effective for financial statements for fiscal years beginning after December 15, 1995. It is not expected to have a material effect on the Company's consolidated financial statements.
      F13

Accrued expenses
Accrued expenses consist of the following at August 31:

                                             1995          1994
Warranty                                   $3,442        $6,393
Marketing programs                         10,685         4,368
Salaries and benefits                       7,143         3,082
Other                                       6,716         7,526
                                          $27,986       $21,369

Income taxes
During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The cumulative effect of adopting the new standard as of September 1, 1993 resulted in a tax benefit of $1,780,000. Prior years' financial statements were not restated to apply the provisions of SFAS No. 109. Deferred income taxes are provided to reflect the tax effects of "temporary differences" between assets and liabilities for financial reporting purposes and income tax purposes. Provisions are also made for U.S. income taxes on undistributed earnings of foreign subsidiaries not considered to be indefinitely reinvested (note 7).

Research and development costs
All research and development costs are charged to expense as incurred and amount to $2,742,000, $2,233,000 and $2,164,000 in 1995, 1994 and
1993, respectively.

Amounts per share
Earnings per share are computed by dividing net income by the weighted average number of shares of Common, Class A and Class B Stock and other common stock equivalents outstanding during the year:
41,001,000, 39,386,000, and 37,297,000 in 1995, 1994, and 1993,
respectively. Prior-period earnings per share have been restated to reflect the Class A Stock dividend distributed in June 1995 (notes 9 and 10).

Reclassifications
Certain items in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

2. Transactions With NYCOR
The Company has an agreement with NYCOR, Inc. ("NYCOR") for the supply of up to 800,000 compressors annually through 2003 with two renewable options. Purchases from NYCOR at negotiated market prices, amounted to $52,381,000, $52,108,000 and $28,801,000 in 1995, 1994 and 1993,
respectively. Certain officers and directors of the Company are also officers and/or directors of NYCOR and have significant stockholdings in both companies. In November 1995, the Company announced that a definitive agreement was reached to merge with NYCOR (note 13).




       F14

3. Litigation
The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the accompanying financial statements.

4. Short-term Borrowing
At August 31, 1995 and 1994, the Company had no short-term borrowing under its $40,000,000 revolving credit facility with a commercial finance company. Availability under the facility is based on accounts receivable and inventory and requires maintenance of certain financial covenants. The maximum amount outstanding under the credit facility was $21,512,000 and $28,404,000 during fiscal 1995 and fiscal 1994, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $4,602,000 at 11% in fiscal 1995 and $11,425,000 at 8.7% in fiscal 1994. The credit facility is collateralized by substantially all of the Company's assets and is in effect until December 1997. The rate of interest on the facility is at the prime rate plus 2.0%.

5. Long-term Debt
Long-term debt consists of the following at August 31:

                                             1995          1994
Promissory note payable to the State of
 Illinois, interest at 1%                  $4,527        $4,856
Capital lease obligations and other           579           712
5% convertible subordinated debentures
 due in 1996:  $13,211 principal amount
 less unamortized discount of $1,029
 at August 31, 1994                           -          12,182
Promissory note payable to the State of
 Tennessee and Maury County, Tennessee,
 interest at 8%                               -             193
                                            5,106        17,943
Less current maturities                       590           616
                                           $4,516       $17,327

Aggregate amounts of long-term debt, excluding capital leases and other of $579,000 maturing in each of the five years after August 31 are: 1996-$332,000, 1997-$335,000, 1998-$338,000, 1999-$342,000 and
2000-$346,000.

The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next 13 years, and is collateralized by a mortgage on the Illinois facility.

The 5% convertible subordinated debentures due in May 1996 were fully redeemed by the Company in May 1995 at 100% of principal. The loan from the State of Tennessee and Maury County, Tennessee was prepaid by the Company in June 1995.
       F15

The Company has equipment which are under capital leases. The aggregate future minimum lease payments for the years ending August 31 are as follows: $251,000 in 1996, $253,000 in 1997 and $75,000 thereafter. The present value of minimum lease payments is $579,000, excluding $32,000 of interest.

6. Operating Leases
The Company leases certain property and equipment under operating leases which expire over the next twelve years. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair rental value for a period of one month to four years. Minimum payments for operating leases having initial or remaining non-cancelable terms are as follows: $1,526,000, $1,398,000, $959,000,
$957,000 and $914,000 in 1996, 1997, 1998, 1999 and 2000,
respectively. Minimum lease payments total $5,754,000. Total rent expense for all operating leases amounted to $2,083,000, $3,559,000 and $3,783,000 in 1995, 1994 and 1993, respectively. In 1995, an equipment lease expiring in February 1996 was bought out by the Company for $3,000,000, of which $1,250,000 related to the prepayment of rental and interest expense.

7. Income Taxes
The provision for income tax (benefit) consists of the following components:

                                   1995      1994      1993
Current:

 Federal                         $6,258      $396        -
 State                            2,378       198        -
 Foreign                             57       -        $(870)
                                  8,693       594       (870)
Charge in lieu of income taxes    2,900       -          -
Deferred:
 Federal                         (4,392)      -          -
 State                           (1,014)      -          -
 Foreign                            -         -          305
                                 (5,406)      -          305
                                 $6,187      $594      $(565)

In 1995 and prior years, the exercise of stock options to acquire shares of the Company's Common and Class A Stock resulted in a compensation deduction for income tax purposes for which no corresponding expense was required for financial reporting purposes. The tax benefits related to these deductions, which were realized in 1995, are reflected as a charge in lieu of income taxes and a credit to additional paid-in capital.




       F16

Deferred income taxes result from "temporary differences" between assets and liabilities for financial reporting purposes and income tax purposes. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

The principal temporary differences and carryforwards giving rise to deferred tax assets and liabilities at August 31 are as follows:

                                             1995          1994
Warranty                                   $2,822        $3,100
Depreciation                               (1,826)       (4,400)
Employee benefit programs                   1,550         1,111
Inventory                                     854         1,196
Net operating loss carryforwards            1,500         9,826
Other                                       1,556           792
                                            6,456        11,625
Valuation allowance                        (2,225)      (12,800)
                                           $4,231       $(1,175)

The decrease in the deferred tax asset valuation allowance in 1995 resulted from the utilization of net operating loss carryforwards and a change in the Company's estimate of the utilization of temporary differences based primarily on improved operating results.

The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items:

                                   1995      1994      1993
Expected tax (benefit) at
 statutory rate                 $12,492    $6,733     $(796)
Effect of Canadian operations       -         -        (123)
Valuation allowance reflected
 in current income               (7,851)   (6,799)      -
Alternative minimum tax             -         396       -
State taxes, less federal income
 tax benefit                        887       198       -
Losses for which no benefits
 can be provided                    -         -         295
Other                               659        66        59
                                 $6,187      $594     $(565)

At August 31, 1995, the Company has Canadian net operating loss carryforwards of approximately $3,500,000 that expire in the years 2002 through 2003. At August 31, 1994, the Company had U.S. net operating loss carryforwards of approximately $21,200,000, investment tax credit carryforwards of approximately $370,000 and alternative


       F17
minimum tax credit carryforwards of approximately $1,400,000. All U.S. net operating losses and credit carryforwards were utilized at August 31, 1995.

8. Industry Segment
The Company operates in one industry segment and sells its room air conditioners primarily direct to retailers and also through private label arrangements and distributors. One customer accounted for 26% of net sales in 1995 and 28% in 1994 and 1993. Two other customers accounted for 10% and 11% of net sales in 1995 and 1994, respectively.

International sales were approximately $12,892,000 in 1995, $8,250,000 in 1994, and $5,769,000 in 1993, and were made principally to Canada, Japan and Spain.

9. Capital Stock
Common Stock: Shares of Common Stock are reserved for the conversion of Class A Stock and Class B Stock as indicated herein. At August 31, 1995, 1,050,000 shares of Common Stock are reserved under the Company's stock option plans. During fiscal year 1995, the Company canceled 654,410 shares of Common Stock held in treasury.

Class A Stock: On June 14, 1995, 7,984,000 shares of Class A Stock were issued to stockholders through a stock dividend of one share of Class A Stock for each four shares of either Common, Class A or Class B Stock held. On September 9, 1994, 10,625,029 shares of Class A Stock were issued to stockholders through a stock dividend of one share of Class A Stock for each two shares of either Common or Class B Stock held. At August 31, 1995, 6,253,000 shares of Class A Stock are reserved under the Company's stock option plans. Class A Stock has rights, including dividend rights, substantially identical to the Common Stock, except that the Class A Stock will not be entitled to vote except to the extent provided under Delaware law.

Class A Stock is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock and accordingly, at August 31, 1995, 25,084,000 shares of Common Stock are reserved for such conversion.

Class B Stock: Class B Stock is immediately convertible into Common Stock on a share-for-share basis and accordingly, at August 31, 1995, 2,267,206 shares of Common Stock are reserved for such conversion. Class B Stock has greater voting power, in certain circumstances, ten-to-one, in the election of directors but receives a lower dividend, 90%, if declared, than Common Stock and has limited transferability. Class B Stock also votes separately, as a class, on certain significant issues.

10. Stock Option Plans
All stock option plans, as approved by the stockholders, provide for the granting to employees and officers of incentive stock options (as defined under current tax laws) and non-qualified stock options. All of the plans provide for the granting of non-qualified stock options to directors who are not employees. Stock options are exercisable one year after the date of grant and, if not exercised, will expire five years from the date of grant. Certain options are only exercisable at the end of five years.
       F18

For options exercised during a six-week period in early 1994, optionees were given the opportunity to pay two-thirds of the exercise price upon exercise and to defer the remaining balance until the earlier of July 31, 1995 or upon the sale of such stock. Such optionees executed non-recourse interest bearing notes, which were repaid in 1995. The stock option plan summary is as follows:

(000's)                            1995      1994      1993
Options outstanding beginning
 of year                          3,903     2,987     3,200
Granted                             403       752     2,299
Canceled                           (300)     (109)     (736)
Exercised                          (218)   (1,028)   (1,776)
Options outstanding prior to
 dividend-related adjustments     3,788     2,602     2,987
Dividend-related adjustments (a)    927     1,301       -
Options outstanding at end
 of year                          4,715     3,903     2,987
Options exercisable at end
 of year                          3,336     1,862       688
Exercise price                    $2.33     $2.90     $4.36
per share                        to 4.70   to 5.66   to 7.63

(a) In connection with the stock dividend distributed on June 14, 1995 and September 9, 1994, all Class A options were adjusted to reflect a 25% and 50% increase, respectively, with a corresponding reduction in exercise price to 80% and 67%, respectively, of the previously existing price, in order to maintain the equivalent economic position of the optionee.

11. Pension Plans and Other Retirement Benefits
The Company maintains a 401(k) defined contribution plan covering all U.S. employees. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $756,000 in 1995, $726,000 in 1994 and $754,000 in
1993.The Company has maintained defined benefit pension plans, which were curtailed in 1993, covering its union employees, which plans paid benefits to retirees based upon the length of continuous service. As of August 31, 1995, the Company has terminated its defined benefit pension plans with no material gain or loss resulting from such terminations.

Net periodic pension expense (benefit) as of July 31 was $6,000, $(301,000), and $15,000 in 1995, 1994 and 1993, respectively. At July
31, 1994, the market value of plan assets of $11,354,000 exceeded the actuarial present value of the accumulated vested benefit obligation by $1,454,000. Of this excess, $215,000 was recorded as a prepaid pension benefit on the balance sheet and the remainder represented an unrecognized gain.

The Company has an agreement with an officer that has a term of ten years from any point in time and provides for salary during the
       F19

employment period, a disability program, postretirement benefits and a death benefit in an amount equal to ten times the prior year's compensation, payable by the Company over ten years. The estimated present value of future non-salary benefits payable under the agreement has been determined based upon certain assumptions and is being amortized over the expected remaining years of service to the Company.

The Company provides a portion of health care and life insurance benefits for retired employees who elect to participate in the Company's plan. During fiscal 1994, the Company adopted SFAS No. 106, which requires accrual accounting for all postretirement benefits other than pension. At August 31, 1995 and 1994 postretirement benefits were fully accrued. The effect of adoption in 1994 of SFAS No. 106 was not material.

12. Joint Venture
On July 31, 1995, the Company announced that it signed a contract to enter into a joint venture with the Ningbo General Air Conditioner Factory ("Ningbo"), Ningbo City, Zheijang Province, People's Republic of China ("P.R.C.") to manufacture room air conditioners in China. The joint venture, Fedders Xinle Co., Ltd., was capitalized during the first fiscal quarter of 1996, at which time the Company contributed approximately $8,400,000 of cash plus know-how for a 60% interest in the joint venture. Ningbo contributed the factory, equipment and other assets valued at $5,600,000 for a 40% interest. The equivalent of approximately $10,400,000 in long-term financing was provided by a P.R.C. bank for the joint venture.

13. Subsequent Event
In November 1995, the Company announced that a definitive agreement was reached to merge with NYCOR. Under the terms of the agreement, if Fedders Class A Stock is trading for less than $6.25 per share on the date preceding the merger, stockholders of NYCOR will receive shares of Fedders Preferred Stock, convertible into Fedders Class A Stock at $6.25, for each of the 7,565,000 shares of NYCOR Common, Class A and Class B Stock outstanding. If Fedders Class A Stock is trading for $6.25 or greater on the date preceding the merger, NYCOR stockholders will receive $6.25 worth of Fedders Class A Stock, with fractional shares being paid in cash. The agreement is subject to the approval of the stockholders and lenders of both companies in addition to any required governmental approvals.
       F20

14. Quarterly Financial Data (unaudited)
(000's, except per share and market price data)

        First        Second         Third         Fourth       Fiscal Year
     1995   1994   1995   1994   1995    1994   1995   1994   1995     1994
      $      $      $      $      $       $      $      $      $        $
Net sales
     20,125 10,527 72,357 36,959 145,869 95,812 78,143 88,274 316,494 231,572
Gross profit
      4,306  2,074 13,686  7,710  30,489 19,869 18,644 19,610  67,125  49,263
                                                    (c)
Income (loss) before
 cumulative  effect
 of accounting change
     (1,217)(3,891) 5,567  1,128  17,806 11,640  7,348 10,332 29,504   19,209
Cumulative effect of
 accounting change
        -    1,780    -      -       -      -      -     -       -      1,780
Net income (loss)
     (1,217)(2,111) 5,567  1,128  17,806 11,640  7,348 10,332 29,504   20,989
Net income  (loss) per
 share (a, b)
      (0.03) (0.05)  0.13   0.03    0.44   0.29   0.18   0.26   0.72     0.53
Market price
 per share (a):
Conmon Stock (FJC)
  High 6 1/4 3 5/16 6 1/8  4 1/8   6 1/8  4 3/4  7 7/8  4 3/8  7 7/8   4 3/4
  Low  3 7/8 2 1/2  5      3 1/8   5 1/4  3 1/2  5 3/8  3 1/2  3 7/8   2 1/2
Class A Stock (FJA)
  High 4 3/8   -    4 3/4    -     4 3/4    -    6 5/8    -    6 5/8     -
  Low  3 1/4   -    3 5/8    -     4        -    4 1/8    -    4         -


(a) Restated to reflect a 25% stock dividend distributed on June 14, 1995.

(b) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average shares outstanding.

(c) Includes a $3.5 million reduction in warranty provisions and a $2.8 million write down of idle equipment.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Directors
Fedders Corporation


The audit referred to in our report dated October 2, 1995, except for
Note 13, which is as of November 30, 1995, relating to the consolidated financial statements of Fedders Corporation, which is contained in item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our option, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/BDO Seidman, LLP
Woodbridge, New Jersey
October 2, 1995, except for Note 13,
which is as of November 30, 1995

FEDDERS CORPORATION
VALUATION & QUALIFYING ACCOUNTS
SCHEDULE II
For The Years Ended August 31, 1995, 1994 and 1993
(Amounts in Thousands)

                     Balance at   Additions                   Balance
Allowance for        beginning    charged to                  at end
Doubtful Accounts:   of period    expense      Deductions     of
period
Year ended:
 August 31, 1995     $     744    $     286    $     158     $     872

 August 31, 1994     $   1,078    $     666    $   1,000     $     744

 August 31, 1993     $   3,356    $      63    $   2,341 (1) $   1,078


(1) Deductions include $474 related to the sale of the compressor operations.

EXHIBIT INDEX

                                                               PAGE

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

                                                               Page

     (v) Stock Option Plan VI, filed as Exhibit 10 (vi) to the Company's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

    (vi) Stock Option Plan VII, filed as Exhibit 10 (vi) to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

   (vii)  Employment Contract between The Corporation and
Salvatore Giordano dated March 23, 1993 filed as Exhibit 10
(viii) to the Company's Annual Report on Form 10-K 1993 and incorporated herein by reference.

   (viii) Joint Venture Contract between Ningbo General Air
Conditioner Factory and Fedders Investment Corporation for the establishment of Fedders Xinle Co. Ltd., dated July 31,
1995.

(11)  Statement re computation of per share earnings.

(16)  Letter reference change in certifying accountants.

(21)  Subsidiaries.

(23)  Consents of BDO Seidman, LLP.

(27)  Financial data schedule.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 1995.