Form 10-Q
period 1995-11-30
FEDDERS CORP /DE
filed 1996-01-16
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended November 30, 1995 or

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


                     Yes  X        No


The registrant has outstanding 18,988,898 shares of Common Stock, 18,937,508 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,267,606 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of December 31, 1995.

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
(unaudited)

                                            Three months ended
                                                November 30
                                         1995                1994

Net sales                            $ 27,809            $ 20,125
Cost and expenses:
 Cost of sales                         21,032              15,819
 Selling, general and
  administrative expense                6,779               5,603
                                 ---------------------------------
                                       27,811              21,422
                                 ---------------------------------
Operating loss                             (2)             (1,297)
Net interest income (expense)             556                (143)
                                 ---------------------------------
Income (loss) before income taxes         554              (1,440)

Federal, state and foreign
 income tax (benefit)                     211                (223)
                                 ---------------------------------
Net income (loss)                    $    343            $ (1,217)

                                 =================================

Earnings per share:

Net income (loss) per share          $   0.01            $  (0.03)
                                 =================================



See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                                   November 30   August 31   November 30
                                      1995         1995         1994
ASSETS:
Current assets:
 Cash                              $ 15,378      $ 57,707    $  4,270

 Accounts receivable (less
  allowance of $1,528, $872 and
  $779 at November 30, 1995,
  August 31, 1995, and
  November 30, 1994 respectively)    19,511         8,847      19,347

Inventories:
 Finished goods                      66,286        14,592      35,308
 Work in process                      3,569         2,540       2,868
 Raw materials and supplies          23,170        11,888      16,600

                                     93,025        29,020      54,776
Deferred incomes taxes                2,954         2,954         -
Prepaid expenses                      2,076           893         592

    Total current assets            132,944        99,421      78,985

Property, plant and equipment
 at cost:
  Land and improvements               1,373         1,369       1,360
  Buildings                          13,001        12,888      12,323
  Machinery and equipment            60,388        53,302      47,281

                                     74,762        67,559      60,964
  Less accumulated
   depreciation                      39,905        37,756      32,937

Net property, plant and
 equipment                           34,857        29,803      28,027
Deferred income taxes                 1,277         1,277         -
Other assets                          6,380         6,274       6,764

                                   $175,458      $136,775    $113,776



See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                                   November 30,  August 31,  November 30,
                                      1995          1995        1994
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing              $   9,469         -             -
 Current portion of long-term debt       590     $    590    $     623
 Accounts payable                     27,374        5,591       21,583
 Income taxes payable                  4,797        9,131          -
 Accrued expenses                     23,999       27,986       20,123
     Total current liabilities        66,229       43,298       42,329
Long-term debt                        14,596        4,516       17,305
Deferred income taxes                    -            -          1,175
Other long-term liabilities            6,461        6,419        4,858
Minority interest in joint venture     5,662          -            -
 Stockholders' equity:
  Common Stock, $1 par value,
   60,000,000 shares authorized,
   18,988,898, 18,988,598 and
   19,642,409 issued at November
   30, 1995, August 31, 1995 and
   November 30, 1994, respectively    18,989       18,989       19,642
  Class A Stock, $1 par value,
   30,000,000 shares authorized
   18,937,508, 18,831,376 and
   10,626,079 issued and outstanding
   at November 30, 1995, August 31,
   1995 and November 30, 1994,
   respectively                       18,938       18,831       10,626
  Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,267,606, 2,267,206, and
   2,267,906 issued at November
   30, 1995, August 31, 1995 and
   November 30, 1994, respectively     2,268        2,267        2,268
  Additional paid-in capital          46,789       46,481       51,218
  Retained earnings (deficit)         (4,497)      (4,041)     (25,981)
  Cumulative translation adjustment       23           15         (142)
  Notes due on Common Stock purchases    -            -           (556)
                                      82,510       82,542       57,075
  Less-treasury stock, at cost           -            -         (8,966)
     Total stockholders' equity       82,510       82,542       48,109

                                    $175,458     $136,775     $113,776

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                   THREE MONTHS ENDED
                                                       NOVEMBER 30
                                                      1995        1994
Cash flows from operations:
 Net income (loss)                                $    343    $ (1,217)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                       973       1,059
   Changes in operating assets and liabilities:
    Accounts receivable                             (9,235)     (6,507)
    Inventories                                    (58,303)    (36,728)
    Other current assets                               (82)         82
    Other assets                                      (106)        (49)
    Accounts payable                                19,124      16,268
    Accrued expenses                                (9,215)     (2,217)
    Other long-term liabilities                       (145)          82
    Other                                                8          27
       Net cash used in operations                 (56,638)    (29,200)
Cash flows from investing activities:
 Additions to property, plant and equipment         (1,678)     (1,636)
 Disposals of property, plant and equipment             30         200
       Net cash used in investing activities        (1,648)     (1,436)
Cash flows from financing activities:
 Increase in short-term borrowings                   9,469         -
 Repayments of Fedders Xinle short-term debt        (3,422)
 Repayments of long-term debt                          (15)       (158)
 Proceeds from Fedders Xinle financing              10,400         -
 Proceeds from stock options exercised                 324         195
 Dividends payable                                    (799)        -
     Net cash provided by financing activities      15,957          37
Net decrease in cash and cash equivalents          (42,329)    (30,599)
Cash and cash equivalents at beginning of period    57,707      34,869
Cash and cash equivalents at end of period        $ 15,378   $   4,270
Supplemental disclosure:
 Interest (paid) received                         $   (163)  $    (269)
 Net income taxes paid (refunded)                      177        (412)




See accompanying notes

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. During the first quarter of 1996, the Company's joint venture, Fedders Xinle Co. Ltd., was capitalized with an $8.4 million cash contribution plus know how for a Fedders' 60% interest. The Company entered into the joint venture with Ningbo General Air Conditioner Factory ("Ningbo"), Ningbo City, Zheijang Province, People's Republic of China ("P.R.C."). Ningbo contributed the factory, equipment and other assets valued at $5.6 million for a 40% interest. The equivalent of approximately $10.4 million in long-term financing was provided by a P.R.C. bank for the joint venture. The $10.4 million (RMB 86 million) 15% loan matures in twelve years and is not guaranteed by the Company. The accounts of the joint venture are reflected in the consolidated financial statements of the Company.

B. The Company announced in November that a definitive agreement had been reached to merge with NYCOR, Inc. Under the terms of the merger, if the closing price of Fedders' Class A Stock, on the date preceding the merger, is $6.25 or greater, the Company will issue $6.25 worth of Class A Stock for each share of NYCOR Common, Class A and Class B Stock outstanding with fractional shares being paid in cash. If the Fedders Class A Stock is trading lower than $6.25, the Company will issue one share of a new Fedders Convertible Preferred Stock for each share of NYCOR Common, Class A and Class B Stock outstanding. The agreement is subject to the approval of the stockholders and lenders of both companies in addition to any governmental approvals.

C. Earnings per share are computed by dividing net income by the weighted average number of shares of Common, Class A, Class B Stock and other common stock equivalents outstanding: 41,039,000 and 40,183,000 in the first quarter ending November 30, 1995 and 1994, respectively. Prior-period earnings per share have been restated to reflect the Class A Stock dividend distributed in July 1995.

D. Pursuant to the Company's stock option plans, options to purchase 55,000 shares of Class A Stock were exercised during the first three months of fiscal 1996.

E. The financial information included herein is unaudited; however, such information reflects all adjustments which consists solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal. Operating results for the three month period ending November 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Second Quarter

Results of Operations

                                        First Fiscal Quarter
Operating Results
 as Percent of Sales                    1996            1995
Gross profit                            24.4%           21.4%
Selling, general and
 administrative expense                 24.4%           27.8%
Operating income (loss)                   .7%           (6.4%)
Interest income (expense)                1.9%            (.7%)
Pre-tax income (loss)                    1.9%           (7.2%)

Net sales of room air conditioners in the first quarter of fiscal 1996 of $27.8 million increased 38.2% from sales of $20.1 million in the first quarter of 1995. The increase in off-season sales is primarily attributable to increased volume to distributors. On an annual basis, however, most of the Company's business is direct sales to major retailers who take delivery on a just-in-time basis during the peak selling season.

Gross profit margin as a percentage of net sales increased primarily due to greater fixed-cost absorption from added production to meet the increased orders in fiscal 1996.

Selling, general and administrative expense decreased as a percentage of net sales from the prior year as a result of increased sales.

Net interest income was $556,000 in the first fiscal quarter of 1996 compared to net interest expense in the prior-year quarter of $143,000. The decrease in interest expense from the prior year is due to lower long-term debt and interest income as a result of increased cash investments in the first quarter.

Pre-tax income for the quarter was $554,000 versus a pre-tax loss of $1.4 million in the prior year. Interest income contributed to pre-tax results during the off-season first fiscal quarter, which is normally unprofitable.

As a result of the utilization of the Company's tax loss carryforwards in the prior fiscal year, the effective tax rate increased to 38% during the first quarter of fiscal 1996 compared to 15% during the first quarter of fiscal 1995.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. During the first fiscal quarter, with sales seasonally low, the Company utilized cash to produce finished goods at a higher rate than in the prior year to meet increased orders in fiscal 1996.

Accounts receivable increased as a result of higher sales. Inventories, borrowings and accounts payable increased as a result of higher production levels.

During the first fiscal quarter of 1996, the Company contributed approximately $8.4 million of cash plus know how for a 60% interest in its joint venture, Fedders Xinle Co. Ltd. The Company entered into the joint venture with the Ningbo General Air Conditioner Factory ("Ningbo"), Ningbo City, Zheijang Province, People's Republic of China. Ningbo contributed the factory, equipment and other assets valued at $5.6 million for a 40% interest. The equivalent of approximately $10.4 million in long-term financing was provided by a People's Republic of China bank for the joint venture. The $10.4 million (RMB 86 million) 15% loan matures in twelve years and is not guaranteed by Fedders Corporation.

In November 1995, the Company announced that a definitive agreement was reached to merge with NYCOR. Under the terms of the agreement, if Fedders Class A Stock is trading for less than $6.25 per share on the date preceding the merger, stockholders of NYCOR will receive shares of Fedders Preferred Stock, convertible into Fedders Class A Stock at $6.25 for each of the 7.6 million shares of NYCOR Common, Class A and Class B Stock outstanding. If Fedders Class A Stock is trading for $6.25 or greater on the date preceding the merger, NYCOR stockholders will receive $6.25 worth of Fedders Class A Stock with fractional shares being paid in cash. The agreement is subject to the approval of the stockholders and lenders of both companies in addition to any required governmental approvals.

At November 30, 1995, the Company had short-term borrowings of $9.7 million. Management believes that the Company's earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term requirements.

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed. The exhibits filed as part of this report are listed below.

Exhibit No.                             Description

   10                                   Definitive agreement between
                                        Fedders Corporation and
                                        NYCOR, Inc. dated
                                        November 30, 1995

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


                                    FEDDERS CORPORATION



                                    By /s/Robert L. Laurent, Jr.
                                       Robert L. Laurent, Jr.
                                       Executive Vice President,
                                       Finance & Administration




Date:  January 15, 1996           Signing both in his capacity as
                                  Executive Vice President on
                                  behalf of the Registrant and as
                                  Chief Financial Officer of the
                                  Registrant