Form 10-Q
period 1996-02-29
FEDDERS CORP /DE
filed 1996-04-04
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended February 29, 1996 or

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


                     Yes  X        No


The registrant has outstanding 18,989,298 shares of Common Stock, 19,111,594 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,267,206 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of March 29, 1996.

FEDDERS CORPORATION


INDEX

                                                            Page
                                                           Number
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                           3
Consolidated Balance Sheets                                   4-5
Consolidated Statements of Cash Flows                           6
Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        8-10


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      11

SIGNATURE                                                      12


PART I FINANCIAL INFORMATION
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)


                                     SECOND QUARTER          SIX MONTHS
                                   FEB. 29,   FEB. 28,    FEB. 29,  FEB 28,
                                    1996       1995        1996      1995

Net sales and other income      $ 88,327   $ 72,357    $116,136   $ 92,482
Cost of sales                     70,322     58,671      91,354     74,490
Selling, general and
 administrative expense            6,872      6,325      13,651     11,928
                                ------------------------------------------
                                  77,194     64,996     105,005     86,418
                                ------------------------------------------
Operating income                  11,133      7,361      11,131      6,064
Minority interest in joint
 venture (income)/loss               153        -           153        -
Net interest expense              (1,012)      (667)       (456)      (810)
                                -------------------------------------------
Income before income taxes        10,274      6,694      10,828      5,254

Federal, state and foreign
 income taxes                      3,904      1,127       4,115        904
                                -------------------------------------------

Net income                      $  6,370   $  5,567    $  6,713   $  4,350
                                ===========================================

Net income per share            $   0.15   $   0.14    $   0.16   $   0.11
                                ===========================================







See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                                  February 29,    August 31,   February 28,
                                      1996           1995          1995
ASSETS:
Current assets:
 Cash                              $ 13,347       $ 57,707      $  2,383

 Accounts receivable (less
  allowance of $1,735, at
  February 29, 1996, $872
  at August 31, 1995 and
  $898 at February 28, 1995)         43,324          8,847        31,571

Inventories:
 Finished goods                      75,400         14,592        51,801
 Work in process                      3,930          2,540         3,535
 Raw materials and supplies          27,456         11,888        18,045
                                   -------------------------------------
                                    106,786         29,020        73,381

Deferred tax benefit                  2,954          2,954           -
Prepaid expenses                      2,150            893           888
                                   -------------------------------------

    Total current assets            168,561         99,421       108,223

Property, plant and equipment
 at cost:
  Land and improvements               1,360          1,369         1,351
  Buildings                          13,957         12,888        12,313
  Machinery and equipment            60,244         53,302        48,820
                                   -------------------------------------
                                     75,561         67,559        62,484
  Less accumulated
   depreciation                      40,754         37,756        33,730
                                   -------------------------------------
Net property, plant and
 equipment                           34,807         29,803        28,754
Deferred tax benefit                  1,277          1,277           -
Other assets                          6,591          6,274         6,914
                                   -------------------------------------

                                   $211,236       $136,775      $143,891
                                   =====================================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data) (unaudited)

                                  February 29,  August 31,  February 28,
                                      1996          1995        1995
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing               $ 34,776            -      $ 17,245
 Current portion of long-term debt       258      $     590         599
 Accounts payable                     23,416          5,590      20,844
 Accounts payable to NYCOR               974              1       4,449
 Income tax payable                    8,532          9,131         -
 Accrued expenses                     28,539         27,986      22,536
                                   ------------------------------------
    Total current liabilities         96,495         43,298      65,673
Long-term debt                        14,440          4,516      17,426
Deferred income taxes                    -              -         1,175
Minority interest in joint venture     5,508            -           -
Other long-term liabilities            6,551          6,419       4,928
 Stockholders' equity:
  Common Stock, $1 par value,
   60,000,000 shares authorized,
   18,989,298, 18,988,588 and
   19,642,509 issued and outstanding
   at February 29, 1996, August 31,
   1995 and February 28, 1995,
   respectively                       18,989         18,989      19,643
  Class A Stock, $1 par value,
   30,000,000 shares authorized
   19,027,640, 18,831,376 and
   10,634,929 issued and outstanding
   at February 29, 1996, August 31,
   1995 and February 28, 1995,
   respectively                       19,028         18,831      10,635
  Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,267,206 issued at February 29,
   1996 and August 31, 1995 and
   2,267,906 at February 28, 1995      2,267          2,267       2,268
  Additional paid-in capital          46,956         46,481      52,226
  Retained earnings (deficit)          1,074         (4,041)    (20,414)
  Cumulative translation adjustment      (72)            15        (148)
  Notes due on Common Stock purchases    -              -          (555)
                                   ------------------------------------
                                      88,242         82,542      63,655
  Less-treasury stock, at cost           -              -        (8,966)
                                   ------------------------------------
     Total stockholders' equity       88,242         82,542      54,689
                                   ------------------------------------
                                    $211,236       $136,775    $143,891
                                   ====================================
See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

                                                      SIX MONTHS ENDED
                                                   FEB. 29,      FEB. 28,
                                                     1996          1995
Cash flows from operations:
 Net income                                       $   6,713     $  4,350
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                      1,934        1,909
   Effect of book/tax NOL utilization                   -            778
   Changes in operating assets and liabilities:
    Accounts receivable                             (33,048)     (18,731)
    Inventories                                     (72,064)     (55,333)
    Other current assets                               (156)        (214)
    Other assets                                       (383)        (116)
    Accounts payable                                 16,140       19,978
    Accrued expenses                                   (940)         409
    Other long-term liabilities                         132          152
    Other                                               (87)          21
                                                  ----------------------
     Net cash used in operations                    (81,759)     (46,797)
                                                  ----------------------
Cash flows from investing activities:
 Additions to property, plant and equipment          (2,523)      (3,152)
 Disposals of property, plant and equipment              30          200
 Minority interest in joint venture                    (154)         -
                                                  ----------------------
     Net cash used in investing activities           (2,647)      (2,952)
                                                  ----------------------
Cash flows from financing activities:
 Increase in short-term borrowings                   34,776       17,245
 Repayments of long-term debt                          (690)        (205)
 Proceeds from stock options exercised                  672          223
 Repayments of Fedders Xinle short term debt         (3,396)         -
 Proceeds from Fedders Xinle financing               10,282          -
 Dividends payable                                   (1,598)         -
                                                  ----------------------
     Net cash provided by financing activities       40,046       17,263
                                                  ----------------------
Net decrease in cash and cash equivalents           (44,360)     (32,486)
Cash and cash equivalents at beginning of period     57,707       34,869
                                                  ----------------------
Cash and cash equivalents at end of period        $  13,347     $  2,383
                                                  ======================
Supplemental disclosure:
 Interest paid                                          816     $    618
 Net income taxes paid (refunded)                     1,483         (250)

See accompanying notes

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. The accounts of the Company's joint venture, Fedders Xinle, are reflected in the consolidated financial statements of the Company. The equivalent of approximately $10.4 million in long-term financing was provided by a P.R.C. bank for the joint venture. The $10.3 million (Chinese Yuan 86 million) 15% loan matures in twelve years and is not guaranteed by the Company. At February 29, 1996, cash on hand of $13.3 million includes $13.1 million related to Fedders Xinle.

B. The Company announced in November that a definitive agreement had been reached to merge with NYCOR, Inc. Under the terms of the merger, shareholders of NYCOR Common, Class A and Class B Stock will receive Fedders stock with a value of $6.25. The agreement is subject to the approval of the stockholders and lenders of both companies in addition to any governmental approvals.

C. Earnings per share are computed by dividing net income by the weighted average number of shares of Common, Class A, Class B Stock and other common stock equivalents outstanding: 41,144,000 and 41,039,000 in the second quarter of 1996 and 1995 and 41,091,000 and 40,341,000 for the six months ended February 19, 1996 and February 28, 1995, respectively. Prior-period earnings per share have been restated to reflect the Class A Stock dividend distributed in June 1995.

D. Pursuant to the Company's stock option plans, options to purchase 106,000 shares of Class A Stock were exercised during the first six months of fiscal 1996.

E. Purchases from NYCOR at negotiated market prices under the supply agreement for the six months ended February 29, 1996 and February 28, 1995 were $31,600,000 and $26,400,000, respectively.

F. The financial information included herein is unaudited; however, such information reflects all adjustments which consists solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal. Operating results for the six month period ending February 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Second Quarter

Results of Operations
                           Operating Results as Percent of Sales
                         Second Fiscal Quarter          Six Months
                           1996      1995           1996        1995
Gross Profit               20.4%     18.9%          21.3%       19.5%
Selling, General
 and Administrative         7.8%      8.7%          11.8%       12.9%
Operating Income           12.6%     10.2%           9.6%        6.6%
Net interest Expense        1.1%       .9%            .4%         .9%
Pre-tax Income             11.6%      9.3%           9.3%        5.7%

Net sales in the second quarter ended February 29, 1996 amounted to $88.3 million, an increase of 22.0% from $72.4 million in the same period a year earlier. The increase in sales resulted from shipments to new customers and larger orders from existing customers. The gross profit margin increased primarily due to greater fixed cost absorption from added production to meet increased orders.

Selling, general and administrative expenses declined as a percentage of sales to 7.8% from 8.7% as a result of the increased sales volume.

Net interest expense of $1.0 million increased from $667,000 as a result of short-term borrowing during the quarter and increased long-term debt related to the Company's joint venture in China.

Pre-tax income for the quarter increased to $10.3 million, or 11.6% of net income, compared to $6.7 million, or 9.3% of net sales in the prior year.

Net income of $6.3 million reflects a fully taxable rate of 38% or a tax provision of $3.9 million, compared to net income of $5.6 million which reflects a tax rate of 17.2% or a tax provision of $1.1 million in the prior year.

Six Months

For the first six months of fiscal 1996, sales were $116.1 million, an increase of 26.0% from $92.5 million for the same period in fiscal 1995. The sales increase for the six-month period is due to new customers and larger orders from existing customers.

Gross profit margin increased slightly during the fiscal 1996 period primarily as a result of greater fixed cost absorption from added production to meet increased orders in fiscal 1996.

Selling, general and administrative expenses declined as a percentage of sales as a result of the increased sales volume.

Net interest expense decreased to $456,000 from $810,000 in the prior year period. The decrease is due to increased interest income from cash investments in the first quarter offset by increased short-term borrowing and long-term joint venture debt in the second quarter.

In the six month period, the Company's net income increased to $6.7 million from $4.4 million a year ago, even with the tax rate increasing to 38% of pre-tax income from 17.2% in fiscal 1995.

Liquidity and Capital Resources

Operating Activities:

Working capital requirements of the Company are seasonal with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand of $13.4 million at February 29, 1996 include cash investments of the Fedders Xinle joint venture of $13.1 million.

Net cash used in operations amounted to $81.7 million through February 29, 1996 versus $46.8 million in the prior year. During the six month period, the Company utilized working capital lines to produce finished goods to meet increased demand. As a result of this production, and inventories at Fedders Xinle, total inventories were $106.8 million at February 29, 1996 compared with $73.3 million at February 28, 1995. Accounts receivable also increased as a result of the higher sales volume to $43.3 from seasonal low of $8.8 million at fiscal year end and $31.1 million at February 28, 1995.

Investing Activities:

During the six months ended February 29, 1996 investing activities consisted primarily of purchases of machinery and equipment totaling $2.5 million. In the prior year, such purchases amounted to $3.2 million.

Financing Activities:

Net cash provided by financing activities was $40.0 million versus $17.6 million in the prior year. This increase reflects greater usage of the Company's working capital line of credit to meet customer demand and to proceeds from a long-term loan related to the joint venture in China. The equivalent of approximately $10.3 million in long-term financing was provided by a People's Republic of China bank for the joint venture. The $10.3 million (Chinese Yuan 86 million), 15% loan matures in twelve years and is not guaranteed by the Company. At February 29, 1996, the Company had short-term borrowings of $34.8 million compared to $17.2 million in the prior year. Short-term borrowings under the working capital facility were reduced to $16.8 million by March 31, 1996.

In fiscal 1996, the Company declared quarterly dividends of two cents on each share of outstanding Class A and Common Stock and 1.8 cents on each share of outstanding Class B Stock amounting to $1.6 million through February 29, 1996. Management believes that the Company's earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term requirements.

In November 1995, the Company announced that a definitive agreement was reached to merge with NYCOR. Under the terms of the agreement, shareholders of NYCOR Common, Class A and Class B Stock will receive Fedders stock with a value of $6.25. If the Fedders average price (which is the average closing price of a Fedders Class A share as reported on the New York Stock Exchange for the 15 trading days ending five business days before the Company's annual meeting) is at or above $6.25, each share of Common, Class A and Class B Stock of NYCOR will be converted into the right to receive Fedders Class A Stock having a market value equal to $6.25. If the Fedders average price is below $6.25, each share of Common, Class A and Class B Stock of NYCOR will be converted into the right to receive one share of Fedders Convertible Preferred Stock with a conversion price of $6.25. The agreement is subject to the approval of the stockholders and lenders of both companies in addition to any required governmental approvals.

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


                                    FEDDERS CORPORATION



                                    By /s/Robert L. Laurent, Jr.
                                       Robert L. Laurent, Jr.
                                       Executive Vice President,
                                       Finance & Administration




Date:  April 3, 1996              Signing both in his capacity as
                                  Executive Vice President on
                                  behalf of the Registrant and as
                                  Chief Financial Officer of the
                                  Registrant

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FEDDERS CORPORATION



                                    By _________________________
                                       Robert L. Laurent, Jr.
                                       Executive Vice President,
                                       Finance & Administration




Date:  April 3, 1996              Signing both in his capacity as
                                  Executive Vice President on
                                  behalf of the Registrant and as
                                  Chief Financial Officer of the
                                  Registrant