Form 10-Q
period 1996-05-31
FEDDERS CORP /DE
filed 1996-07-09
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended May 31, 1996 or

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


                     Yes  X        No

The registrant has outstanding 18,989,798 shares of Common Stock, 19,382,355 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,706 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of June 28, 1996.

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
(unaudited)


                              THIRD QUARTER         NINE MONTHS
                              ENDED MAY 31,         ENDED MAY 31,

                             1996      1995      1996       1995

Net sales                $173,868  $145,869  $290,004   $238,351
Cost of sales             136,009   115,380   227,363    189,870
Selling, general and
 administrative expense     9,035     7,550    22,686     19,478
                         ________________________________________

                          145,044   122,930   250,049    209,348
                         ________________________________________

Operating income           28,824    22,939    39,955     29,003
Net interest expense         (708)   (1,403)   (1,164)    (2,213)
Minority partner's
 portion of joint
 venture (income) loss         84       -         237        -
                         ________________________________________

Income before income
 taxes                     28,200    21,536    39,028     26,790
Federal, state and
 foreign income taxes      10,770     3,730    14,885      4,634
                         ________________________________________

Net income               $ 17,430    17,806  $ 24,143   $ 22,156
                        =========================================

Net income per share     $   0.42   $  0.44  $   0.58   $   0.55
                        =========================================








See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                               May 31,     August 31,     May 31,
                                 1996          1995        1995

ASSETS:
Current assets:
 Cash                        $ 24,064      $  57,707    $  5,028

 Accounts receivable (less
  allowance of $2,133 at
  May 31, 1996, $872 at
  August 31, 1995 and $1,232
  at May 31, 1995              86,611          8,847      64,411

Inventories:
 Finished goods                25,537         14,592      21,356
 Work in process                3,475          2,540       2,723
 Raw materials and supplies    21,682         11,888      15,480

    Net inventory              50,694         29,020      39,559

Deferred tax benefit            2,954          2,954         -
Prepaid expenses                3,207            893       1,370

    Total current assets      167,530         99,421     110,368

Property, plant and equipment
 at cost:
  Land and improvements         1,365          1,369       1,364
  Buildings                    14,078         12,888      12,686
  Machinery and equipment      63,947         53,302      51,073
                               79,390         67,559      65,123
  Less accumulated
   depreciation                42,032         37,756      34,053

Net property, plant and
 equipment                     37,358         29,803      31,070
Deferred tax benefit            1,277          1,277         -
Other assets                    6,883          6,274       6,960

                             $213,048       $136,775    $148,398
                             ====================================


See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)
(unaudited)

                                         May 31,     August 31,    May 31,
                                           1996        1995         1995
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Current portion of
  long-term debt                        $    590     $    590        -
 Accounts payable                         24,040        5,590     $21,572
 Accounts payable to NYCOR                     0            1       3,282
 Income tax payable                       17,132        9,131       1,302
 Accrued expenses                         42,971       27,986      35,129
  Total current liabilities               84,733       43,298      61,285

Long-term debt                            10,733        4,516       5,390
Deferred income taxes                       -            -          1,175
Other long-term liabilities                6,542        6,419       5,015
Minority interest in joint venture         5,425         -           -

Stockholders' equity:
  Common Stock, $1 par value,
   60,000,000 shares authorized,
   18,989,306, issued and
   outstanding May 31, 1996 and
   August 31, 1995 and 18,988,099
   at May 31, 1995                        18,989       18,989      18,988
  Class A Stock, $1 par value,
   30,000,000 shares authorized,
   19,251,531, 18,831,376 and
   18,654,607 issued and outstanding
   at May 31, 1996, August 31, 1995
   and May 31, 1995, respectively         19,252       18,831      18,655
  Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,267,198 issued at May 31, 1996,
   and August 31, 1995 and 2,267,906
   at May 31, 1995                         2,267        2,267       2,268
  Additional paid-in capital              47,558       46,481      47,187
  Retained earnings (deficit)             17,701       (4,041)    (10,603)
  Cumulative translation adjustment         (152)          15        (407)
  Notes due on Common Stock purchases       -            -           (555)
     Total stockholders' equity          105,615       82,542      75,533
                                        __________________________________

                                        $213,048     $136,775    $148,398
                                     ======================================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                       NINE MONTHS ENDED
                                                              MAY 31,
                                                          1996       1995
Cash flows from operations:
 Net income                                           $24,143    $ 22,156
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                        3,281       3,607
   Changes in operating assets and liabilities:
    Accounts receivable                               (76,335)    (51,571)
    Inventories                                       (15,972)    (21,511)
    Other current assets                               (1,213)       (696)
    Other assets                                         (721)       (319)
    Accounts payable                                   15,790      19,539
    Accrued expenses                                   22,092      18,261
    Other long-term liabilities                           123         239
    Other                                                (167)       (238)
     Net cash used in operations                      (28,979)    (10,533)

Cash flows from investing activities:
 Additions to property, plant and equipment            (6,379)     (7,022)
 Disposals of property, plant and equipment                34         955
 Minority interest in joint venture                      (237)       -
     Net cash used in investing activities             (6,582)     (6,067)

Cash flows from financing activities:
 Repayments of long-term debt                            (493)    (13,582)
 Proceeds from stock options exercised                  1,498         341
 Repayments of Fedders Xinle short term debt           (3,396)       -
 Net proceeds from Fedders Xinle financing              6,710        -
 Dividends payable                                     (2,401)       -
     Net cash provided by (used in)
      financing activities                              1,918     (13,241)

Net decrease in cash and cash equivalents             (33,643)    (29,841)
Cash and cash equivalents at
 beginning of period                                   57,707      34,869

Cash and cash equivalents at end of period      $      24,064    $  5,028
                                                ==========================
Supplemental disclosure:
 Interest paid                                  $       1,824    $  1,017
 Net income taxes paid (refunded)                       1,989        (247)

See accompanying notes

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


A. The accounts of the Company's joint venture, Fedders Xinle, are reflected in the consolidated financial statements of the Company. The equivalent of approximately $10.4 million in long-term financing was provided by a P.R.C. bank for the joint venture and is not guaranteed by the Company. During the quarter, Fedders Xinle paid down $3.6 million of its long-term debt.

B. Earnings per share are computed by dividing net income by the weighted average number of shares of Common, Class A, Class B Stock and other common stock equivalents outstanding: 41,704,000 and 40,701,000 in the third quarter of 1996 and 1995 and 41,281,000 and 40,348,000 for the nine months ended May 31, 1996 and 1995, respectively.

C. Pursuant to the Company's stock option plans, options to purchase 420,000 shares of Class A Stock were exercised during the first nine months of fiscal 1996.

D. Purchases from NYCOR at negotiated market prices under the supply agreement for the nine months ended May 31, 1996 and May 31, 1995 were $47,400,000 and $41,400,000, respectively.

E. The financial information included herein is unaudited; however, such information reflects all adjustments which consists solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal. Operating results for the nine month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition


The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Third Quarter

Results of Operations
                             Operating Results as Percent of Sales
                            Third  Fiscal Quarter       Nine Months
                             1996       1995          1996       1995
Gross Profit                 21.8%      20.9%         21.6%      20.3%
Selling, General
 and Administrative           5.2%       5.2%          7.8%       8.2%
Operating Income             16.6%      15.7%         13.8%      12.2%
Net interest expense          (.4)%     (1.0)%         (.4)%      (.9)%
Pre-tax Income               16.2%      14.8%         13.5%      11.2%

Net sales in the third quarter ended May 31, 1996 amounted to $173.9 million, an increase of 19.0% from $145.9 million in the same period a year earlier. The increase in sales resulted from shipments to existing and new domestic customers and greater international sales, including sales of Fedders Xinle, the Company's joint venture in China.

The gross profit margin increased from 20.9% in the third fiscal quarter of 1995 to 21.8% in the current fiscal quarter due primarily to greater absorption of fixed costs as a result of increased production to support sales.

In the third quarter, selling, general and administrative expenses of $9.0 million increased by $1.5 million from the prior year but remained constant as a percentage of sales as a result of the increased sales volume.

Net interest expense of $708,000 decreased from $1.4 million in the same period a year ago due to lower long-term debt.

Pre-tax income for the quarter increased to $28.2 million, or 16.2% of net sales, compared to $21.5 million, or 14.8% of net sales in the prior year.

Net income of $17.4 million reflects a fully taxable rate of 38% or a tax provision of $10.8 million, compared to net income of $17.8 million which reflects a tax rate of 17% or a tax provision of $3.7 million in the prior year.

Nine Months

For the nine months of fiscal 1996, sales were $290.0 million, an increase of 22.0% from $238.4 million for the same period in fiscal 1995. The sales increase for the nine-month period is due to new customers and larger orders from existing customers.

Gross profit margin increased slightly during the fiscal 1996 period primarily as a result of greater fixed cost absorption from added production to meet increased orders in fiscal 1996.

Selling, general and administrative expenses declined as a percentage of sales as a result of the increased sales volume.

Net interest expense decreased to $1.2 million from $2.2 million in the prior-year period. The decrease is due to increased interest income and reduced debt.

In the nine month period, the Company's net income increased to $24.1 million from $22.2 million a year ago, even with the tax rate increasing to 38% of pre-tax income from 17% in fiscal 1995.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand of $24.0 million at May 31, 1996 include cash investments of the Fedders Xinle joint venture of $6.5 million.

Net cash used in operations amounted to $29.0 million through May 31, 1996 versus $10.5 million in the prior year. During the nine month period, the Company utilized working capital lines to produce finished goods to meet increased demand. As a result of this production, and inventories at Fedders Xinle, total inventories were $50.7 million at May 31, 1996 compared with $40.0 million at May 31, 1995. Accounts receivable also increased as a result of the higher sales volume to $86.6 from seasonal low of $8.8 million at fiscal year end and $64.4 million at May 31, 1995.

Investing Activities

During the nine months ended May 31, 1996 investing activities consisted primarily of purchases of machinery and equipment totaling $6.4 million. In the prior year, such purchases amounted to $7.0 million.

Financing Activities

Net cash provided by financing activities was $1.9 million through May 31, 1996 versus cash used in operations of $13.2 million in the prior year.
The equivalent of approximately $10.3 million (RMB 86 million) in long-term financing was provided by a People's Republic of China bank for the joint venture of which $3.6 millon was paid down in April 1996. The $6.7 million, 15% loan matures in twelve years and is not guaranteed by the Company. At May 31, 1996, the Company had no short-term borrowings. For the nine-month period, the Company received $1.5 million from stock option exercises.

In each quarter of fiscal 1996, the Company declared quarterly dividends of two cents on each share of outstanding Class A and Common Stock and 1.8 cents on each share of outstanding Class B Stock. Dividend payments amounted to $2.4 million through May 31, 1996. Management believes that the Company's earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term requirements.

The Company announced July 9, 1996 as the date for the NYCOR merger vote. Stockholders of NYCOR will receive a new Fedders Convertible Preferred Stock with a dividend rate of 2.5%. The Preferred Stock will be listed on the New York Stock Exchange and be convertible into one share of Fedders Class A Stock.

<Page 11>

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


                                    FEDDERS CORPORATION



                                    By /s/Robert L. Laurent, Jr.
                                       Robert L. Laurent, Jr.
                                       Executive Vice President,
                                       Finance & Administration




Date:  July 9, 1996                 Signing both in his capacity as
                                    Executive Vice President on
                                    behalf of the Registrant and as
                                    Chief Financial Officer of the
                                    Registrant