Form 10-K
period 1996-08-31
FEDDERS CORP /DE
filed 1996-11-27
CIK 744106

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1996

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

Common Stock, $1 par value    New York Stock Exchange, Inc.
Class A Stock, $1 par value   New York Stock Exchange, Inc.
Convertible Preferred Stock,
$1 par value                  New York Stock Exchange, Inc.

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

As of the close of business on October 31, 1996, there were outstanding 18,989,798 shares of the Registrant's Common Stock, 19,443,856 shares of Class A Stock, 2,266,706 shares of its Class B Stock and 7,643,061 shares of its Convertible Preferred Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of October 31, 1996 was $228,597,399. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

FEDDERS CORPORATION

FORM 10-K ANNUAL REPORT
SEPTEMBER 1, 1995 TO AUGUST 31, 1996


TABLE OF CONTENTS

                                                           PAGE
PART I

Item  1.  Business                                           1
Item  2.  Properties                                         9
Item  3.  Legal Proceedings                                 10
Item  4.  Submission of Matters to a Vote of
          Security Holders                                  11

PART II

Item  5.  Market for Registrant's Common Equity
          and Related Matters                               14
Item  6.  Selected Financial Data                           14
Item  7.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                     14
Item  8.  Financial Statements and Supplementary Data       14
Item  9.  Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                              14

PART III
Item 10.  Directors and Executive Officers of the
          Registrant                                        15
Item 11.  Executive Compensation                            16
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             22
Item 13.  Certain Relationships and Related
          Transactions                                      26

PART IV
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                           27

<Page 1>

PART I

ITEM  1.  Business

(a)  General Development of Business

Fedders Corporation (the "Company" or the "Registrant") is a holding company which, through its wholly-owned operating subsidiaries, is engaged in the manufacture and sale of a complete line of room air conditioners and dehumidifiers, principally for the residential market.  The Company also manufactures, through recently acquired
Rotorex Company, rotary compressors principally for use in room air conditioners, and through Melcor Corporation, thermoelectric heating and cooling modules used in a variety of applications in which space and weight are considerations or precise temperature control is required.  Based upon industry statistics compiled by a trade association, the Company believes it is the largest manufacturer of room air conditioners in North America.  Unless otherwise indicated, all references herein to the "Company" or the "Registrant" include
Fedders Corporation and its principal operating subsidiaries, Fedders
North America, Inc. ("Fedders NA"), Emerson Quiet Kool Corporation
("EQK"), Columbia Specialties, Inc. ("CSI"), Fedders, Inc., Fedders
International, Inc. ("FI"), Rotorex Corporation ("Rotorex") and Melcor
Corporation ("Melcor").  EQK, CSI and Fedders, Inc. are wholly owned
subsidiaries of Fedders NA.   Fedders International has a Mexican
sales subsidiary, Fedders de Mexico S.A. de C.V. and a Singapore subsidiary, Fedders Asia Pte. Ltd. ("Fedders Asia").

In November 1995, the Company entered into a joint venture with the Ningbo General Air Conditioner Factory of Ningbo, China, Fedders Xinle
Co., Ltd.("Fedders Xinle"), to manufacture and market ductless split room air conditioners as well as window type air conditioners. The
Company owns 60% of the joint venture which and through Fedders
International, will export approximately 50% of its product to markets outside of China. Fedders Xinle is a majority-owned subsidiary. See note 12 of the Notes to Consolidated Financial statements on page F21 herein for a description of the terms of the transaction.

On August 13, 1996, NYCOR, Inc. ("NYCOR") was merged into the Company.
See note 13 of the Notes to the Consolidated Financial Statements on page F22 for description of the merger. The Company purchased compressors since 1992 from NYCOR, under a ten year supply agreement.
The agreement required NYCOR to provide up to 800,000 compressors per year to the Company which would not allow for significant growth. The merger will provide the Company with a guaranteed supply of compressors to support international growth of room air conditioners.




<Page 2>

(b)  Financial Information About Industry Segments

The Company operates in one industry segment. See Note 8 of the Notes to Consolidated Financial Statements at page F19 herein.

(c)  Narrative Description of Business

Room Air Conditioners and Dehumidifiers

Products

The Company manufactures a complete line of window and through-the-wall room air conditioners, principally for the residential market in models ranging in capacity from 5,000 BTU (British Thermal Units) per hour to 32,000 BTU per hour. Fedders also manufactures through Fedders Xinle, split ductless room air conditioners for international residential and commercial markets from 7,000 to 40,000 BTU. These models comprise product lines marketed by the Company under the brands
Fedders, Emerson Quiet Kool and Airtemp. The Company also manufactures products under various private labels.

The Company manufactures under the EMERSON QUIET KOOL brand, a line of household dehumidifiers ranging in capacity from 30 to 50 pints per day.

Room air conditioners are subject to regulations providing for minimum energy efficiency rating ("EER") requirements. Achieving required
EERs results from a combination of an efficient compressor and the design of the air conditioning system using the compressor. Current proposed rule-making by the Energy Department under the National
Appliance Energy Conservation Act would have the effect of increasing minimum required EERs. In the event the new regulations are adopted, the efficiency of certain air conditioner models would have to be increased. It is not certain at present if the proposed regulations would be adopted and, if they are, when the requirements would become effective. Regardless of the adoption of these proposed regulations, the Company is continually seeking to improve the efficiency of its air conditioners and compressors in order to remain competitive in the markets it serves.

HCFC22 is used as a refrigerant in the Company's air conditioners and dehumidifiers. HCFC22 is currently an acceptable substitute for the CFC refrigerants which have a much more harmful effect on the environment and are currently being phased out of use. The Company does not expect that requirements to ultimately phase out of HCFC refrigerants will have a material effect on its operations or expenditures, since substitutes are currently being developed.



<Page 3>

Marketing

In North America, the Company markets its products to retail chains, retail buying groups and others representing over 10,000 retail outlets. The distribution of appliances and electronics in North
America is now principally direct to retailers, in contrast to the early 1980's when distributors accounted for the majority of the Company's business.

In recent years the Company's customers have changed their purchasing patterns to minimize inventories. In response, the Company has increased its manufacturing flexibility, thereby improving its capabilities, especially in the area of just-in-time delivery.

All Fedders North America sales, marketing, service management are located in a Whitehouse, New Jersey headquarters location. Fedders
North America serves many of its customers through regional sales offices and distribution centers.

To support and service its customers and ultimate consumer, the Company has a network of third-party service centers throughout the United States and regional parts depots to expedite repairs by local service centers.

The Company promotes its Emerson Quiet Kool and Fedders brands of air conditioners through advertising, primarily in trade publications.

The Company's future business development activities are focused primarily outside of North America. The Company believes that the market for room air conditioners outside of North America is approximately four times the size of the North American market.
Demand for air conditioners outside of North American accelerated in recent years and continues to grow rapidly with the increase in disposable income of populous nations in hot weather climates. The
Company has participated in international markets for more than 30 years and has licensees in several countries.

The Company expects to increase its participation overseas through strategic alliances primarily under production and joint venture agreements in addition to Fedders Xinle established in Ningbo, China.
The Company plans to participate based in part on its expertise, technological capability and well established global sourcing program.
The Company is accelerating development activities to further penetrate international markets. This activity should establish greater growth potential than is afforded by the mature U.S. market while reducing its dependence on summer weather in North America.
Fedders International is headquartered in Liberty Corner, New Jersey.
Fedders International has sales offices in Singapore (Fedders Asia),
Miami, Mexico and the United Kingdom.  Fedders Asia also does
<Page 4>

research, development and testing of product for the international market. The Company believes it can compete cost-effectively abroad based on its global sourcing network that currently delivers components from around the world to two U.S. plants and to Fedders
Xinle. Fedders International exhibits its products at industry trade shows.

Production

Fedders currently manufactures its air conditioners in two U.S. owned facilities - a 650,000 square foot facility in Effingham, Illinois and a 232,000 foot facility in Columbia, Tennessee. Both of these factories have earned the highest level of certification, ISO 9001, for their quality management systems under the International Standards
Organization. The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility.
Both factories have sufficient production capacity for domestic needs for the foreseeable future.

Fedders also manufactures air conditioners, through Fedders Xinle, in a facility owned by the joint venture in Ningbo, People's Republic of China. Current capacity of the facility is approximately 200,000 air conditioners. It is planned to increase the capacity to 500,000 units over the next few years which will require modest capital expenditures.

Rotorex

Products

Rotorex manufactures and sells a broad line of rotary compressors, principally for use in Fedders room air conditioners, but also sold to other manufacturers of air conditioners and refrigeration products.

Rotorex's product line consists of two basic series of compressors, designated as the 39 Frame and 48 Frame, with capacities ranging from 5,100 to 18,5000 BTUs. Models within each series, with specific cooling capacities within the indicated range, are produced by varying the mechanical pump assembly and motor. By varying the motors, Rotorex also creates compressors capable of operating with different voltages for applications in various parts of the world, critical to international growth.

Marketing

Rotorex compressors are primarily used by the Company. The Company also believes that growth opportunities exist in the international market, particularly in Asia. Currently, Rotorex has three licensees in the People's Republic of China and one in Taiwan. The license agreements require Rotorex to provide technology to the licensees and
<Page 5>

the licensees to pay royalties to Rotorex based upon sales of finished compressors. Rotorex has a representative office in Beijing and sales offices in Singapore, United Kingdom and United States.

Rotorex promotes its products through the use of product literature, catalogs and advertising in the industry publications and exhibits its products at industry and target market trade shows.

Production

Rotorex currently manufactures all of its compressors in a 200,000 square foot facility owned by the Company in Frederick, Maryland.
Rotorex has also obtained the highest level of certification, ISO
9001, for its quality management system. Rotorex recently made several investments to enhance manufacturing efficiencies. Currently, capacity is sufficient to meet compressor requirements of the Company and compressor customers.

Melcor

Products

Melcor manufactures solid state heat pump modules that utilize the Peltier effect to perform the same cooling and heating functions as refrigerant-based compressors and absorption refrigerators.

Melcor's modules are typically used in spaces with special requirements, such as limited space, lightweight cooling requirements or a space existing under special environmental conditions. They are also used for precise temperature control by reversing the electric current to cycle from cooling to heating.

Melcor's customers are original equipment manufacturers that primarily use the modules for cooling purposes in applications such as refrigerators, laboratory, scientific, medical and restaurant equipment and telecommunications and computer equipment.

Melcor's products are sold under the trademarks MELCOR and FRIGICHIP.

Marketing

Melcor's modules are currently sold by salaried salespeople and a network of sales representative firms located around the world.

Melcor advertises its products in a variety of national and international technical and trade publications, principally in the electronics and electro-optical industries, and participates in international trade exhibitions.


<Page 6>

Production

Melcor manufactures its modules in facilities near Lawrence Township, New Jersey, comprising 53,000 square feet. The capacity available is sufficient for its needs in the foreseeable future.

Sources and Availability of Raw Materials

The most important materials purchased by the Company are steel, copper and aluminum, which are obtained from domestic and foreign suppliers. The Company also purchases from other domestic and foreign manufacturers certain components, including thermostats, compressors, motors and electrical controls, used in its products. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program. Following the merger of NYCOR into Fedders, the Company is less dependent upon any one source for major components of its manufactured products. See note 13 of the Notes to the Consolidated Financial Statements on page F22.

Patents, Trademarks, Licenses and Concessions Held

The Company owns a number of trademarks. While the Company believes that its trademarks, such as, FEDDERS, EMERSON QUIET KOOL, AIRTEMP, ROTOREX, MELCOR and FRIGICHIPS are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.

Seasonality of Business

The Company's results of operations and financial condition are almost entirely dependent on the manufacture and sale of room air conditioners and dehumidifiers, the demand for which is highly seasonal. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in seasonal operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the Company's greatest utilization of its lines of credit occurring early in the calendar year. See "Management`s
Discussion and Analysis of Results of Operations and Financial
Condition," at pages F1 through F3 herein.

See also the discussion under "Working Capital Practices."

Working Capital Practices

The Company regularly reviews working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operations. The Company's sales are
<Page 7>

predominantly made directly to retailers, who typically require just-in-time delivery, primarily in April through July. Production is weighted towards the retail selling season to minimize borrowing earlier in the fiscal year, although room air conditioners may be produced throughout much of the rest of the year at a lower rate of production.

Information with respect to the Company's warranty and return policy is provided in Note 1 of the Notes to Consolidated Financial
Statements at page F12 herein.

See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages F1 through F3 herein.

Backlog

The Company's fiscal year end (August 31) coincides with the end of the seasonal room air conditioner sales cycle. Accordingly, backlog at this time of the year is insignificant.

Competition

The Company's competitors include a number of domestic and foreign manufacturers of air conditioners and appliances, including Frigidaire
Company, Whirlpool Corporation, Matsushita Electric Industrial
Company, Ltd. and Sharp. Many of the Company's competitors are substantially larger and have greater resources than the Company. The
Company competes principally on the basis of price, quality and its ability to deliver product and service to its customers on a just-in-time basis. Competitive factors could require price reductions or increased spending on product development, marketing and sales that could adversely affect the Company's profit margins.

Research and Development

Information with respect to amounts spent on research and development is provided in Note 1 of the Notes to Consolidated Financial
Statements at page F12 herein. During fiscal 1996, the Company established a research and design center in Princeton, New Jersey for the development of innovative, non-vapor compression products, that will take advantage of the Company's distribution strengths.

Environmental Protection

It is the Company's policy to take all practical measures to minimize air and water pollution resulting from its operations. The Company did not make capital expenditures on environmental protection-related items during the year ended August 31, 1996 that are material to its total capital expenditures, earnings and competitive position and does
<Page 8>

not anticipate making material capital expenditures on such items in the fiscal year ending August 31, 1997.

Employees

The Company has approximately 3,000 employees, not including 500 joint venture employees in Ningbo, China. The current contracts with two unions representing employees of the Effingham, Illinois plant are scheduled to expire in October 1998. Another union contract representing Rotorex employees expires in August 1997. The Company considers its relations with its employees to be generally satisfactory.

International Sales

For information with respect to international sales of the Company's products, see Note 8 of the Notes to Consolidated Financial Statements at page F19 herein. Future sales are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

<Page 9>

Item 2.  Properties

The Company owns or leases the following primary facilities:
                                                   Approximate Square
Location                Principal Function         Feet of Floor Area

Liberty Corner,         Corporate and                     25,000
New Jersey              International
(Leased)                Headquarters

Effingham, Illinois     Manufacturing of                 650,000
(Owned)                 air conditioners

Columbia, Tennessee     Manufacturing of                 232,000
(Owned)                 air conditioners

Frederick, Maryland     Manufacturing of                 200,000
(Owned)                 rotary compressors

Orangeville,            (1)                              106,000
Ontario (Owned)

Whitehouse,             Fedders NA                        17,000
New Jersey (Leased)     Headquarters

Singapore               Research and Design               14,600
(Leased)                Center

Basking Ridge,          (2)                                7,395
New Jersey (Owned)

Lawrence Township,      Manufacture of Melcor             15,000
New Jersey (Owned)      components

Lawrence Township,      Assembly of Melcor modules        22,400
New Jersey (Leased)

Princeton, New Jersey   Research and Design Center         6,000
(Leased)

(1) Facility available for sale and currently being leased.
(2) Facility available for sale.

The Effingham, Illinois facility is subject to a mortgage securing a $4.2 million, 1% promissory note payable over the next 12 years to the State of Illinois. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

<Page 10>

Item 3.  Legal Proceedings

Not applicable.

<Page 11>

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

<Page 12>

Executive Officers of the Registrant

                                                     First Became an
Name and Age                Position Held            Executive Officer

Salvatore Giordano, 86      Chairman of the Board           1945

Sal Giordano, Jr.,          Vice Chairman, President        1965
58 (1)                      and Chief Executive Officer

Robert L. Laurent, Jr.,     Executive Vice President,       1989
41                          Finance and Administration
                            and Chief Financial Officer

Kent E. Hansen, 48          Senior Vice President and       1996
                            Secretary

Gordon Newman, 51           Senior Vice President,          1995
                            Supply Chain

Gary J. Nahai, 45           Vice President and              1993
                            President, Fedders
                            International, Inc.

Sal Giordano III, 37        Vice President and President,   1996
(2)                         Melcor Corporation

Thomas Kroll, 41            Controller                      1995
________________________
(1) Son of Salvatore Giordano
(2) Grandson of Salvatore Giordano

Business Experience During Last Five Years

Messrs. Salvatore Giordano, Sal Giordano, Jr. and Robert L. Laurent,
Jr. have been associated in executive capacities with the Company for more than five years.

Mr. Hansen was elected to his position in August 1996. Previously he was Vice President, Finance and General Counsel, Chief Financial
Officer of NYCOR.  Prior thereto, he was Vice President and General
Council of the Company from 1990 to 1991.

Mr. Newman was elected to his position in April 1995.  He joined
Fedders Corporation in 1991 as Vice President, Corporate Quality.
Prior thereto Mr. Newman was Corporate Director of Quality for Welbilt
Corporation.


<Page 13>

Mr. Nahai was elected to his position in March 1993. Previously he was Vice President of Sales - New York Metro Region and, prior thereto, was Manager of International Sales and Licenses. Mr. Nahai has been with the Company for more than five years.

Mr. Sal Giordano III was elected to his position in August 1996.
Previously he had the same position with NYCOR, Inc.

Mr. Kroll was elected to his position in April 1995. Previously he was Controller of Fedders North America since 1992. Prior thereto he was Controller of Emerson Quiet Kool.

<Page 14>

PART II

Item 5.  Market for Registrant's Common Equity and
         Related Matters

The Company's Common, Class A Stock and Convertible Preferred Stock are listed on the New York Stock Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of October 31, 1996, there were 4,595 holders of Common Stock, 4,625 holders of Class A Stock, 2,438 holders of Convertible Preferred Stock and 15 holders of Class B
Stock. For information with respect to the Company's Common Stock, Class A Stock, Convertible Preferred Stock and Class B Stock, see
Notes 9 and 10 on pages F18 and F19, which Notes are incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company at August 31,
1996 and 1995, and for the years ended August 31, 1996, 1995 and 1994, the notes thereto and the report of the Company's independent auditors thereon are included at pages F5 through F23, herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In May 1995, the Company dismissed Ernst & Young LLP ("E & Y") as its independent accountants. The Company has engaged BDO Seidman, LLP as its new independent accountants.

The reports of E & Y on the Company's financial statements for the year ended August 31, 1994 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the last three fiscal years, the Company has not had any disagreements with E &
Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

<Page 15>
PART III

Item 10.  Directors and Executive Officers of the Registrant

Set forth opposite the name of each director is his age, principal occupation for the past five years, the name and principal business of any corporation or other organization in which such employment is carried on and other business directorships held by the nominee or director. The Company is not presently aware of any circumstance which would prevent any nominee from fulfilling his duties as a director of the Company. For additional information with respect to the Company's executive officers, see Page 12 herein.


Director
Name                  Principal Occupation and Age              Since

NOMINEES - THREE YEAR TERM

Salvatore Giordano    Chairman of the Board of the Company       1945
                       (1)(2); 86

Howard S. Modlin      Partner, Weisman, Celler, Spett & Modlin   1977
                       (3); 65

William J. Brennan    Financial Consultant(1)(4); 68             1980

DIRECTORS - TWO YEARS REMAINING TERM

Joseph Giordano       President, NYCOR, Inc. (1)(5); 63          1961

Clarence Russel Moll  President Emeritus, Widener University     1967
                       (6); 83

Anthony E. Puleo      President, Puleo Tree Co. (7); 61          1994

DIRECTORS - ONE YEAR REMAINING TERM

Sal Giordano, Jr.     Vice Chairman, President and Chief         1965
                       Executive Officer of the Company
                       (1)(2); 58

S. A. Muscarnera      Retired (8); 56                            1982

C. A. Keen            Retired (9); 71                            1996

(1)  Messrs. Sal Giordano, Jr. and Joseph Giordano are sons, and Mr.
Muscarnera is the nephew, of Mr. Salvatore Giordano.  Messrs.
Salvatore Giordano, and Sal Giordano, Jr., were also formerly executive officers and (along with Joseph Giordano, William J. Brennan and S. A. Muscarnera) directors of NYCOR, Inc.
<Page 16>

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

(5) Principal occupation during the past two years. NYCOR, Inc. was a holding company comprising two operating companies, one manufacturing rotary compressors and the other thermoelectric heating and cooling modules. NYCOR was merged into the Company on August 13, 1996. Mr. Giordano was a Senior Vice President of the Company for more than five years prior to his retirement August 31, 1992.

(6) Principal occupation during the past five years. Dr. Moll is also a director of Ironworkers Savings Bank.

(7)  Principal occupation during the past two and one half years.
Puleo Tree Co. is an importer of Christmas items and garden furniture.
Prior to that Mr. Puleo was President of Boulderwood Corporation.

(8) Mr. Muscarnera was Senior Vice President of Fedders for many years before his retirement on August 31, 1996, with responsibilities in a number of areas during that time, including Secretary, human resources and legal.

(9) Mr. Keen was a Vice President of Fedders for more than 20 years until his retirement in August 1992, with responsibilities in a number of areas during that time, including marketing, treasury and international sales and sourcing. Since his retirement he had been a Director of NYCOR.

Item 11.  Executive Compensation

The following information is furnished as to all cash compensation paid by the Company and its subsidiaries during the Fiscal Year to each of the five highest paid executive officers of the Company whose aggregate direct compensation exceeded $100,000.

<Page 17>

                                                           Long-Term
                                                          Compensation
Summary Compensation Table      Annual Compensation          Awards
(a)                          (b)      (c)           (d)       (g)           (i)
                                                                  All Other
                           Fiscal  Salary  Bonus     Options    Compensation (1)
Name and Principal Position  Year             $          #              $
Salvatore Giordano          1994  252,150  282,045   150,000         15,753
Chairman of the             1995  245,354  520,365    77,314      3,097,691 (2)
Board of Directors          1996  268,258  492,660   120,000         22,827

Sal Giordano, Jr.           1994  335,375  282,045   180,000         17,548
Vice Chairman,              1995  341,530  520,365   139,066         32,424
 President and              1996  352,007  492,660   120,000         42,514
 Chief ExecutiveOfficer
Robert L. Laurent, Jr.      1994  209,725  141,023    95,000          8,425
Executive Vice President,   1995  226,489  260,183    50,590         15,281
 Finance and Administration 1996  250,000  246,330    30,000         16,003
 and Chief Financial Officer

S. A. Muscarnera            1994  181,875  141,023    15,000          7,641
Senior Vice President and   1995  191,144  260,183    18,750         16,726
 Secretary                  1996  186,000  153,956    35,000         13,590

Gordon Newman               1994  100,016   21,456      -             3,205
Senior Vice President,      1995  122,498   48,072    22,782          5,123
 Supply Chain               1996  140,000   61,583    10,000          7,570

(1) Includes the Company contribution to savings and investment retirement plans up to the 3% offered to all employees of the Company in 1996, the dollar value of the benefit of premiums paid for split-dollar life insurance policies projected on an actuarial basis which cost is recovered by the Company from the proceeds of such policies
(Mr. Sal Giordano, Jr. $17,174; Mr. Robert L. Laurent, Jr. $1,114; Mr.
S. A. Muscarnera $3,391; Mr. Gordon Newman $1,523).

(2) Includes a special award granted to Mr. Giordano in fiscal 1995, in recognition of over fifty years of extraordinary and exemplary service to the Company as its President or Chairman, overseeing the growth of the Company from a $7,000,000 radiator manufacturer to the leading manufacturer of room air conditioners in North America.

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

<Page 18>

Options/SAR Grants Last Fiscal Year
                        % of Total
                        Options Granted   Exercise or  Expira-
            Options     to Employees      Base Price   tion
Name        Granted #   In Fiscal Year    ($/SH)       Date    5% ($)    10% ($)

Salvatore
Giordano     60,000                         4.50     10/25/00   74,596  164,838
             30,000 (1)                     3.25      2/31/98   21,012   45,250
             30,000 (1)                     1.88     12/31/98   12,122   26,106
            120,000         16.0%

Sal
Giordano, Jr.60,000                         4.50     10/25/00   74,596  164,838
             30,000 (1)                     3.25     12/31/98   21,012   45,250
             30,000 (1)                     1.88     12/31/98   12,122   26,106
            120,000         16.0%

Robert L.
Laurent, Jr. 30,000          4.0%           4.50     10/25/00   37,298   82,419

S. A.
Muscarnera   20,000                         4.50     10/25/00   24,865   54,946
             50,000                         4.87     08/27/01   67,344  148,812
              7,500 (1)                     3.25     12/31/98    5,253   11,312
              7,500 (1)                     1.88     12/31/98    3,031    6,526
             85,000          11.3%

Gordon
Newman       10,000          1.3%           4.50     10/25/00   12,433   27,473

(1) Replacement options were issued to take into account the terms of the merger agreement which stated that the employees and directors of NYCOR were to be placed in the same economic position following the merger as they were immediately prior to the date of the execution of the merger

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
Table

The following table sets forth the number of shares exercised during the Fiscal Year, the value realized upon exercise, the number of unexercised options at the end of the Fiscal Year, and the value of unexercised in-the-money options at the end of the Fiscal Year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                  Value of
                                                                  Unexercised
                                               Number of          In-the-Money
                                               Unexercised        Options at
                   Shares                      Options at FY-end  FY-end ($)(1)
                   Acquired on   Value         (#) Exercisable/   Exercisable/
Name               Exercise (#)  Realized ($)  Unexercisable      Unexercisable
Salvatore Giordano     -             -             587,314 E        $  841,165 E
                                                   102,686 U            30,000 U

Sal Giordano, Jr.      -             -             658,066 E           879,544 E
                                                   997,000 U         2,216,958 U

Robert L. Laurent, Jr. -             -             350,590 E           482,171 E
                                                    30,000 U            15,000 U

S. A. Muscarnera       -             -             258,750 E           387,234 E
                                                    70,000 U            16,250 U

Gordon Newman          -           35,050           22,782 E            11,391 E
                                                    10,000 U             5,000 U
<Page 19>

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of three directors who are not officers or employees of the Company (Howard S. Modlin, William J.
Brennan and Anthony E. Puleo). The Committee submitted a plan to the Company's Board of Directors (the "Board") for the Fiscal Year 1996 which was approved by the Board on October 25, 1995.

<Page 20>


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

Cash compensation for the Fiscal Year is shown on the Summary
Compensation Table. For the Fiscal Year, the Committee recommended and the Board adopted a modified version of prior years' plans, by establishing significantly lower percentages to apply against consolidated pre-tax income of the Company minus $1,000,000 ("Adjusted
Pre-Tax Income"). The awards under the plan are based heavily upon the performance of the Company (the "Executive Plan"). In accordance with the terms of the Executive Plan, the executive officers designed by the Board may receive incentive awards based upon a prescribed formula. The amount of the awards for the Fiscal Year range from 0.13% to 1.0% of Adjusted Pre-Tax Income, compared to 0.5% to 1.5% in prior years. With respect to the individuals named in the Summary
Compensation table, the following percentages of Fiscal 1996 Adjusted
Pre-Tax Income have been designated:  Mr. Salvatore Giordano 1.0%
(previously 1.5%); Mr. Sal Giordano, Jr. 1.0% (previously 1.5%); Mr.
Robert L. Laurent, Jr. 0.5% (previously 0.75%); Mr. S. A. Muscarnera
0.31% (previously 0.75%); and Mr. Gordon Newman 0.13% (previously under a separate plan). Under the Executive Plan, the following awards were made for Fiscal Year performance: Mr. Salvatore Giordano
$492,660 (compared to $520,365 for fiscal 1995); Mr. Sal Giordano, Jr.
$492,660 (compared to $520,365 for fiscal 1995); Mr. Robert L.
Laurent, Jr. $246,330 (compared to $260,183 in fiscal 1995), Mr. S. A.
Muscarnera $153,956 (compared to $260,183 in fiscal 1995), and Mr.
Gordon Newman $61,583 (compared to $48,072 in fiscal 1995). As shown, the actual bonus amounts were less in this fiscal year, which was a year of record breaking performance.


Respectfully submitted,

Compensation Committee

Howard S. Modlin - Chairman
William J. Brennan
Anthony E. Puleo
<Page 21>

Employment Contract

Mr. Salvatore Giordano has an Employment Agreement with the Company, which became effective on March 23, 1993. The material provisions of the Agreement include: (1) an annual base salary of at least
$238,000, payable in equal semi-monthly installments; (2) annual participation in all compensatory plans and arrangements of the Company no less favorable than the current fiscal year plans including, but not limited to, a bonus not less than the amount of the latest fiscal year bonus, and continuing eligibility to be awarded stock options; (3) reimbursement for all expenses incurred while on Company related business; and (4) annual consideration for base salary and plan participation increases, if deemed justified by the Company.
The Agreement has a stated expiration date of March 23, 2003, but the term of the Agreement automatically extends and has a remaining term of ten years from any point in time, until the term is finally fixed at a period of ten years from an intervening event, as provided in the Agreement, such as permanent disability or death. During the Fiscal
Year, the Company amortized the estimated present value of future non-salary benefits payable under the Agreement based upon certain assumptions, in the amount of $356,000.

Following the merger of NYCOR into the Company on August 13, 1996, the employment agreement was adjusted to take into account the terms of the merger agreement which stated that the employees and directors of NYCOR were to be placed in the same economic position with respect to salaries and other benefits provided by NYCOR.

<Page 22>

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS OF FEDDERS

As of October 31, 1996, each director of the Company and all directors and executive officers of the Company owned beneficially the number of shares of the Company's equity securities set forth in the following table.  Shares subject to acquisition within 60 days pursuant to stock options are shown separately.  Unless otherwise indicated, the owners listed have sole voting and investment power.  Fedders Class A Stock has no voting rights except as provided under Delaware Law.
                                Amount
         Name of                and Nature    Shares Subject         Percent
Title    Individual or          of Beneficial to Acquisition         of Class
of Class Persons in Group       Ownership     Within 60 days (15)   Owned (16)
Common   Salvatore Giordano         1,100 (1)           0         Less than 1%
 Stock   Sal Giordano, Jr.          1,100 (1)           0         Less than 1%
         Joseph Giordano           13,910 (1)           0         Less than 1%
         Howard S. Modlin         256,800 (2)           0             1.35%
         Clarence Russel Moll      61,400 (3)           0         Less than 1%
         William J. Brennan         5,000               0         Less than 1%
         Anthony E. Puleo           2,000               0         Less than 1%
         S. A. Muscarnera          55,000               0         Less than 1%
         C. A. Keen                10,700
         Robert L. Laurent, Jr.   115,000               0         Less than 1%
         All directors and executive
         officers as a group      525,310               0             2.77%

Class A
 Stock   Salvatore Giordano     1,210,815 (4)(5)     647,314          9.25%
         Sal Giordano, Jr.        694,864 (4)(6)(7)  709,066          6.97%
         Joseph Giordano          879,689 (4)(7)(8)  301,875          5.98%
         Howard S. Modlin         224,701 (9)        171,564          2.02%
         Clarence Russel Moll      29,225 (10)        96,563      Less than 1%
         William J. Brennan         4,375            144,376      Less than 1%
         Anthony E. Puleo             0                9,375      Less than 1%
         S. A. Muscarnera          48,125            278,750          1.66%
         C. A. Keen                   400            127,500      Less than 1%
         Robert L. Laurent, Jr.   100,625            350,590          2.28%
         Gordon Newman                0               46,845      Less than 1%
         All directors and executive
         officers as a group    2,470,257          3,179,335          24.97%

Class B
 Stock   Salvatore Giordano     2,262,566 (11)          0             99.82%
 (16)    Sal Giordano, Jr.      2,262,566 (11)          0             99.82%
         Joseph Giordano        2,262,566 (11)          0             99.82%
         All directors and executive
         officers as a group    2,262,566               0             99.82%

Convertible
Preferred
Stock    Salvatore Giordano     1,248,823 (12)(13)      0             16.34%
         Sal Giordano, Jr.      1,107,317 (12)(14)      0             14.48%
         Joseph Giordano          839,902 (12)(15)      0             10.99%
         Howard S. Modlin          84,024               0              1.1%
         Clarence Russel Moll      30,410               0          Less than 1%
         William J. Brennan       129,402               0              1.7%
         S. A. Muscarnera          56,500               0          Less than 1%
         C. A. Keen                28,000               0          Less than 1%
         All directors and executive
         officers as a group    2,040,059               0              26.7%
         Ownership of Common
         Stock, Class A Stock,
         Class B and Convertible
         Preferred Stock combined,
         by all directors and
         executive officers as
         a group                7,298,192          3,179,335          20.34%

<Page 23>

(1) The amount shown includes 1,100 shares which are held by a corporation in which Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano are officers, directors and stockholders, and share voting and investment power over such shares.

(2) Includes 3,100 shares owned by members of Mr. Modlin's family as to which Mr. Modlin disclaims beneficial ownership.

(3) Includes 15,000 shares owned by Dr. Moll's wife, as to which Dr. Moll disclaims beneficial ownership.

(4) Includes 190,875 shares which are held by corporations in which Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano are officers, directors and stockholders, and share voting and investment power.

(5) Includes 117,548 shares held of record by Mr. Giordano's wife, and 148,904 shares held of record by Mr. Giordano's wife in trust for their grandchildren, as to which Mr. Giordano disclaims beneficial ownership.

(6) Includes 10,462 shares held of record by Mr. Giordano's wife, as to which Mr. Giordano disclaims beneficial ownership, and 56,328 shares held by Mr. Giordano in trust as trustee for himself.

(7) Includes 345,625 shares held in trust, as to which Messrs. Sal Giordano, Jr. and Joseph Giordano share voting and investment power.

(8) Includes 56,328 shares held by Mr. Giordano in trust as trustee for himself.

(9) Includes 2,713 shares owned by members of Mr. Modlin's family as to which Mr. Modlin disclaims beneficial ownership.

(10) Includes 13,125 shares owned by Dr. Moll's wife as to which Dr. Moll disclaims beneficial ownership.

(11) Shares owned by Giordano Holding Corporation as to which Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano share voting and investment power.

(12) Includes 753,757 shares which are held by corporation in which Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano are officers, directors and stockholders and share voting and investment power over such shares.

(13) Includes 39,264 shares owned by Mr. Giordano's wife, as to which he disclaims beneficial ownership, and 80,201 shares held of record by Mr. Giordano's wife in trust for their grandchildren, as to which Mr. Giordano disclaims beneficial ownership.
<Page 24>

(14) Includes 7,493 shares held of record by Mr. Giordano's wife; 28,811 shares held of record by Mr. Giordano's wife in trust for their grandchildren, for both of which Mr. Giordano disclaims beneficial ownership, and 14,974 shares held by self as trustee for self. Also includes 2,220 shares which would be realized upon conversion of Fedders Convertible Subordinated Debentures held by Mr. Giordano.

(15) Includes 23,200 shares held in trust by Mr. Giordano for his grandchildren for which he disclaims beneficial ownership, and 14,974 shares held by self as trustee for self.

(16) The amounts shown are the number of shares held under options exercisable within 60 days.

(17) The Fedders Class B Stock is convertible into Fedders Common Stock at any time on a share-for-share basis. In the event that the individuals named as owning Fedders Class B Stock converted their shares into Fedders Common Stock, less than 5% of the class would remain outstanding, and pursuant to the terms of the Fedders Charter, all remaining Fedders Class B Stock and all outstanding Fedders Class A Stock would automatically be converted into Fedders Common Stock.
If such conversion took place, and the named individuals exercised all of the options indicated, such individuals and the group would beneficially own the following number of shares constituting the indicated percentage of Fedders Common Stock outstanding: Mr. Salvatore Giordano, 5,370,618 shares constituting 10.96%; Mr. Sal Giordano, Jr., 4,774,913 shares constituting 9.73%; Mr. Joseph Giordano, 4,297,942 shares constituting 8.84%; and all directors and executive officers as a group 10,477,527 shares constituting 20.34%. The share totals for Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano include 3,208,204 shares which are held by corporation in which they are officers, directors and stockholders and share voting and investment power over such shares. In the event that the individuals named as owning Fedders Class B Stock also converted their shares of Fedders Convertible Preferred Stock, they would receive Common Stock, as the Class A Stock into which the Fedders Convertible Preferred Stock is currently convertible would no longer exist, and their percentage of ownership of Common Stock would increase in proportion to their holdings of Fedders Convertible Preferred Stock. The same would be true for the conversion of any Fedders Convertible Subordinated Debentures.

<Page 25>

PRINCIPAL STOCKHOLDERS

The following table sets forth information at October 31, 1996 with respect to the beneficial ownership of the Company's voting securities by all persons known by the Company to own more than 5% of the Company's outstanding voting securities. Unless otherwise indicated, the owners listed have sole voting and investment power.

                      Name and Address          Amount Beneficially  Percent
Title of Class        of Beneficial Owner (1)    Owned               of Class
[S]                   [C]                        [C]                 [C]
Class B Stock     Salvatore Giordano               2,262,566           99.82%
                  Joseph Giordano and
                  Sal Giordano, Jr.
                  c/o Fedders Corporation
                  Liberty Corner, NJ  07938

Common Stock      Strong Capital                   2,185,500           11.51%
                   Management, Inc. (2)
                  100 Heritage Reserve
                  P. O. Box 2936
                  Milwaukee, WI 53201


(1) See footnotes (11) and (17) to the previous table for more detailed information with respect to the security ownership of the named individuals.

(2) Strong Capital Management, Inc. is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. The information provided is based upon a Schedule 13G filed by this Stockholder with the Commission on February 13, 1996.

<Page 26>

Item 13.  Certain Relationships and Related Transactions

See the information included under Part III. Item 10 herein.

<Page 27>

PART IV

Item 14.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K

Index to Financial Statements and Financial Statement Schedule

(a) 1.  Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                                Page #

Report of Independent Certified Public Accountants               F5

Report of Independent Auditors                                   F6


Consolidated Statements of Operations for the years              F7
ended August

Consolidated Balance Sheets at August 31, 1996 and 1995          F8

Consolidated Statements of Cash Flows for the years ended
August 31, 1996, 1995 and 1994                                  F9-F10

Consolidated Statements of Stockholders' Equity for
the years ended August 31, 1996, 1995 and 1994                   F11

Notes to Consolidated Financial Statements                     F12-F23


(a) 2.  Financial Statement Schedule

Consolidated Schedule for the years ended August 31, 1996

Report of Independent Certified Public Accountants                S-1

II.  Valuation and Qualifying Accounts                            S-2


All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.




<Page 28>

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

  (vii)  Amendments to Certificate of Incorporation dated August 13,
1996.

  (viii)  By-Laws, amended through January 16, 1988, filed as Exhibit
(3) (vii) to the Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

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


<Page 29>

    (iv)  Stock Option Plan V, filed as Exhibit 10 (v) to the
Company's Annual Report on Form 10-K for 1988 and incorporated herein by reference.

     (v)  Stock Option Plan VI, filed as Exhibit 10 (vi) to the
Company's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

    (vi)  Stock Option Plan VII, filed as Exhibit 10 (vi) to the
Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

   (vii) Stock Option Plan VIII, filed as Annex F tot he Company's Proxy Statement - Prospectus dated May 10, 1996 and incorporated herein by reference.

   (viii) Employment Contract between The Corporation and Salvatore Giordano dated March 23, 1993 filed as Exhibit 10 (viii) to the
Company's Annual Report on Form 10-K 1993 and incorporated herein by reference.

   (ix) Joint Venture Contract between Ningbo General Air Conditioner Factory and Fedders Investment Corporation for the establishment of Fedders Xinle Co., Ltd., dated July 31, 1995 filed as Exhibit 10 (viii) on the Form 10-K 1996 and incorporated herein by reference.

   (x) Agreement and Plan of Merger Between Fedders Corporation and NYCOR, Inc. filed as Annex A to the Company's Proxy Statement -
Prospectus dated May 10, 1996 and incorporated herein by reference.

(11)  Statement re computation of per share earnings.

(16)  (i)  Letter referencing change in certifying accountants filed as
Exhibit 16 (i) to the Company's Annual Report on Form 10-K 1996 and incorporated herein by reference.

(21)  Subsidiaries.

(23)  Consents of BDO Seidman, LLP and Ernst & Young.

(27)  Financial data schedule.

 (b)  Reports on Form 8-K

            A report on Form 8-K was filed on August 29, 1996, an 8-KA was filed on October 25, 1996 and are incorporated herein by reference.

<Page 30>
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FEDDERS CORPORATION
By/s/Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Executive Vice President, Finance and Administration
and Chief Financial Officer                         November 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date

/s/Salvatore Giordano       Chairman of the Board   November 27, 1996
   Salvatore Giordano

/s/Salvatore Giordano, Jr.  Vice Chairman,          November 27, 1996
   Salvatore Giordano, Jr.  President and Chief
                            Executive Officer and a Director
                           (Principal Executive Officer)

/s/Joseph Giordano          Director                November 27, 1996
   Joseph Giordano

/s/Howard S. Modlin         Director                November 27, 1996
   Howard S. Modlin

/s/Clarence Russel Moll     Director                November 27, 1996
   Clarence Russel Moll

/s/William J. Brennan       Director                November 27, 1996
   William J. Brennan

/s/Anthony Puleo            Director                November 27, 1996
   Anthony Puleo

/s/S.A. Muscarnera          Director                November 27, 1996
   S.A. Muscarnera

/s/C.A. Keen                Director                November 27, 1996
   C. A. Keen

/s/Robert L. Laurent, Jr.   Executive Vice          November 27, 1996
   Robert L. Laurent, Jr.   President, Finance
                            Administration
                            (Principal Financial & Accounting Officer)
<Page F1>

Management's Discussion and Analysis of Results of Operations and
Financial Condition


Fedders Corporation recognized record net sales and income in fiscal 1996 after also realizing significant revenue and earnings growth in the two previous years. The growth trend reflects strong relationships with retailers resulting from the Company's concentration on flexible manufacturing to accommodate customers' increasingly seasonal delivery requirements and in fiscal 1996, additional international sales.

The Company has taken important steps to take strategic advantage of its experience in room air conditioners within the rapidly growing, international marketplace. In November 1995, the Company entered into a joint venture in Ningbo, China to manufacture air conditioners for sale in the Chinese market and for export.

In August 1996, following shareholder approval, NYCOR, Inc. ("NYCOR"), a manufacturer of rotary compressors at Rotorex and thermoelectric modules at Melcor, was merged into the Company. The supply of compressors from Rotorex, as well as its four Asian compressor licensees is strategically important to international growth.

Presently, the Company's business is still largely domestic and the business is affected by summer weather in major markets, with product shipped primarily in the second half of the fiscal year. Just-in-time delivery is a requirement of retail leaders in the room air conditioner industry. Cool summer weather in key U.S. markets in fiscal 1996 has increased industry inventories entering fiscal 1997. This is expected to result in a reduction in first half revenues, offset in part by additional international sales of room air conditioners and sales of compressors and thermoelectric modules.
This follows favorable weather in the prior three consecutive years that depleted industry inventories at manufacturers and retailers entering fiscal 1996. Manufacturers' shipments of room air conditioners in the U.S. during Fedders' fiscal periods totaled 4.6 million units in 1996, 4.1 million units in 1995 and 3.8 million units in 1994.

Results of Operations

With Fedders and U.S. industry inventories at minimal levels entering each of the last three fiscal years, Fedders increased its domestic unit sales by 22%, 30% and 55% in 1996, 1995 and 1994, respectively. During these same periods, industry unit shipments in the U.S., excluding Fedders' increased by only 11%, 12% and 27%, respectively. The Company's international sales increased by 90% and 56% in fiscal 1996 and 1995, respectively.

<Page F2>

The gross profit margin increased to 22.3% in fiscal 1996 from 21.2% in 1995, primarily as a result of efficiency in plant utilization due to higher sales and to somewhat lower commodity prices. The gross profit margin changed little from fiscal 1994 to 1995. However, fiscal 1995 included a favorable $3.5 million reduction in warranty provisions, an outgrowth of continuing improvements in quality, offset in part, by a $2.8 million write down of idle equipment and by inflationary pressure, primarily related to copper. The gross profit margin increased from 17.5% in fiscal 1993 to 21.3% in fiscal 1994 due to efficiencies in plant utilization, due to higher sales and cost reduction.

Selling, general and administrative expense decreased to 8.6% of net sales in fiscal 1996 from 9.3% in fiscal 1995 and from 11.0% in fiscal 1994 due to higher sales volumes that was offset in part, in fiscal 1995, by a $2.0 million provision for the implementation of an early retirement program.

Net interest expense decreased as a percent of sales to .3% from .6% in fiscal 1995 and 1.8% in fiscal 1994 as long-term debt was decreased and cash-on-hand increased.

In fiscal 1996, the Company returned to a full federal tax rate after utilizing its net operating loss carryforwards during fiscal 1995. As a result, the effective tax rate was 38.0% in fiscal 1996 compared with 17.3% in fiscal 1995 and 3% in fiscal 1994. During 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which resulted in a one-time cumulative effect of an accounting change amounting to $1.8 million.

Liquidity and Capital Resources

Working capital requirements of the Company historically are seasonal with cash balances peaking in August and the greatest utilization of its lines of credit occurring early in the calendar year. The
Company's cash flow in 1996 continued strong with cash increasing to $90.3 million at August 31 from $57.7 million a year earlier.

Net cash provided by operations in fiscal 1996 amounted to $41.9 million. Accounts receivable changed little from year to year, even with the increase in sales, as August 31 is the low point of the fiscal year. Ending inventories increased by $24.4 million, with $12.3 million of the increase related to the Chinese joint venture and
$13.3 million related to Rotorex and Melcor.   Excluding the
inventories of these acquired entities, inventories decreased by $1.2 million, in a colder than normal summer. Accounts payable, excluding accounts payables from acquired operations, changed little. Accrued expenses increased in fiscal 1995 as a result of higher marketing accruals related to higher sales and in 1996 from acquired operations.


<Page F3>

Net cash used in investing activities during 1996 included capital expenditures of $7.0 million. Fedders also made an investment in a joint venture to manufacture room air conditioners in Ningbo, China with the Ningbo General Air Conditioner Factory. Fedders has a 60% interest in Fedders Xinle Co., Ltd. which was initially capitalized on November 7, 1995. Fedders' cash contribution to the venture was approximately $8.4 million. The factory's present capacity is 200,000 units and is planned to be increased to 500,000 units by fiscal 1999. The venture is expected to sell 50% of its product in China and export 50%.

As discussed, in August 1996, the Company merged with NYCOR. The Company had a supply agreement with NYCOR for the supply of up to 800,000 compressors annually, through the year 2003 (note 2). The Company's rotary compressor requirements were nearly 1.4 million in fiscal 1996 and it will need many more to grow its international business. The merger will provide a guaranteed supply of compressors to support the Company's international growth which will lessen the dependency on weather in the North American market.

Net cash used in financing activities amounted to $2.8 million. Fedders Xinle borrowed $10.3 million from a People's Republic of China bank for expansion. The long-term loan is not guaranteed by Fedders or its subsidiaries. Fedders Xinle repaid $4.0 million during fiscal 1996. The Company assumed a total of $28.9 million of debt in its merger with NYCOR.

The Company's revolving credit facility of $40.0 million is renewable in December 1997. The credit facility is collateralized by substantially all of the Company's assets. Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the needs of its operations and long-term credit requirements, including capital expenditures and its debt maturities.

<Page F4>

Selected Financial Data (a)

(Amounts in thousands, except per share data)
<Captions>              1996        1995        1994         1993       1992
Net sales           $371,772    $316,494    $231,572     $158,602   $192,365
Gross profit          83,028      67,125      49,263       27,744     25,607
Percent of net sales    22.3        21.2        21.3         17.5       13.3
Operating income
     (loss)           50,988      37,653      23,905        1,907     (9,392)
Percent of net sales    13.7        11.9        10.3          1.2       (4.9)
Pre-tax income
   (loss)             50,266      35,691      19,803       (2,340)   (24,965)
Percent of net sales    13.5        11.3         8.6         (1.5)     (12.7)

Net income (loss)    $31,158    $ 29,504    $ 20,989(c)  $ (1,775)  $(24,931)(d)
Net income attributable
  to common
  stockholders      $ 31,007    $ 29,504    $ 20,989     $ (1,775)  $(24,931)
Net income (loss)
  per share         $   0.74    $   0.72    $   0.53(c)  $  (0.05)  $  (0.67)

Cash dividends declared per share:
Preferred           $  0.050        -           -            -          -
Common                 0.080    $  0.020        -            -          -
Class A                0.080       0.020        -            -          -
Class B                0.072       0.018        -            -          -

Cash                $ 90,295    $ 57,707    $ 34,869     $  8,553   $  8,738
Total assets         290,220     136,775     100,653       81,285    179,249
Long-term debt (including
  current portion)    40,406       5,106      17,943       25,590     89,588
Stockholders'
   equity            159,751      82,542      49,317       24,229     19,039
Capital
   expenditures        7,043       9,041(b)    2,634        2,379      3,599
Depreciation and
 amortization          6,578       7,519       9,374        5,646     14,876
Earnings before interest,
taxes, depreciation and
 amortization         57,796      44,143      32,252        6,317      2,675

(a) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition,
    " and the consolidated financial statements and the notes thereto.

(b) Includes buyout of $1,750,000 of equipment under lease.

(c) In 1994, the Company adopted SFAS 109, "Accounting for Income Taxes," which resulted in income of $1,780,000 or $0.04 per share from the cumulative effect of an accounting change.

(d) Includes a net restructuring charge of $3,300,000 for costs associated with the shutdown of the Company's New Jersey production facilities offset in part, by the benefit from the sale of its compressor business.

<Page F5>




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FEDDERS CORPORATION


We have audited the accompanying consolidated balance sheets of Fedders Corporation as of August 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fedders Corporation as of August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/BDO Seidman, LLP
Woodbridge, New Jersey
September 30, 1996

<Page F6>




REPORT OF INDEPENDENT AUDITORS




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FEDDERS CORPORATION


We have audited the accompanying consolidated statements of operations, cash flows and stockholders' equity of Fedders Corporation for the year ended August 31, 1994. Our audit also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flow of Fedders Corporation for the year ended August 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.




/s/Ernst & Young, LLP
Metro Park, New Jersey
October 6, 1996

<Page F7>
Fedders Corporation
Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Years Ended August 31,                  1996      1995      1994
Net sales                           $371,772  $316,494  $231,572
Costs and expenses:
 Cost of sales                       288,744   249,369   182,309
 Selling, general and
  administrative                      32,040    29,472    25,358

                                     320,784   278,841   207,667
Operating income                      50,988    37,653    23,905
Minority interest in joint venture       230      -         -
Interest expense (net of interest
 income of $1,410, $751 and $223 in
 1996, 1995 and 1994, respectively)     (952)   (1,962)   (4,102)

Income before income taxes            50,266    35,691    19,803
Federal, state and foreign
 income taxes                         19,108     6,187       594

Income before cumulative
 effect of an accounting change       31,158    29,504    19,209
Cumulative effect of an accounting
 change                                 -         -        1,780
Net income                            31,158    29,504    20,989

Preferred stock dividend
 requirement                             151      -         -
Net income attributable to
 common stockholders                $ 31,007   $29,504   $20,989

Primary earnings per share:
 Income before cumulative
  effect of an accounting change    $   0.74   $  0.72   $  0.49
 Cumulative effect of an accounting
  change                                 -         -        0.04

Net income per share                $   0.74   $  0.72   $  0.53

Dividends per share declared:
 Preferred                          $  0.050       -         -
 Common                                0.080   $ 0.020       -
 Class A                               0.080     0.020       -
 Class B                               0.072     0.018       -

See accompanying notes

<Page F8>
Fedders Corporation - Consolidated Balance Sheets
(Amounts in thousands, except share data)

August 31,                                      1996        1995
ASSETS
Current assets:
 Cash and cash equivalents                  $ 90,295     $57,707
 Accounts receivable (less allowances of
  $1,952 in 1996 and $872 in 1995)             7,975       8,847
 Inventories                                  53,446      29,020
 Deferred income taxes                         3,584       2,954
 Other current assets                          3,366         893
Total current assets                         158,666      99,421
Net property, plant and equipment             62,872      29,803
Deferred income taxes                          7,364       1,277
Goodwill                                      58,556       5,517
Other assets                                   2,762         757
                                            $290,220    $136,775
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt          $  1,889    $    590
 Accounts payable                             16,514       5,591
 Income taxes payable                         15,391       9,131
 Accrued expenses                             38,055      27,986
Total current liabilities                     71,849      43,298
Long-term debt                                38,517       4,516
Other long-term liabilities:
  Warranty                                     3,679       3,962
  Other                                       10,816       2,457
Minority interest in joint venture             5,608         -
Commitments and contingencies
Stockholders' equity:
 Preferred Stock, $1 par value, 15,000,000
  shares authorized, 7,643,061 issued
  at August 31, 1996                           7,643         -
 Common Stock, $1 par value, 80,000,000
  shares authorized, 18,989,798 and
  18,988,598 issued at August 31, 1996
  and 1995, respectively                      18,990      18,989
 Class A Stock, $1 par value, 60,000,000
  shares authorized, 19,415,916 and
  18,831,376 shares issued at August 31,
  1996 and 1995, respectively                 19,416      18,831
 Class B Stock, $1 par value, 7,500,000
  shares authorized, 2,266,706 and
  2,267,206 issued and outstanding at
  August 31, 1996 and 1995, respectively       2,267       2,267
 Additional paid-in capital                   87,728      46,481
 Retained earnings (deficit)                  23,865      (4,041)
 Cumulative translation adjustments             (158)         15
Total stockholders' equity                   159,751      82,542
                                            $290,220    $136,775
          See accompanying notes
<Page F9>
Fedders Corporation - Consolidated Statements of Cash Flows
(Amounts in thousands)

Years Ended August 31,                     1996     1995     1994
Operating activities:
 Net income                            $ 31,158  $29,504  $20,989
 Adjustments to reconcile net income
  to net cash from operating activities:
   Depreciation and amortization          6,578    7,519    9,374
   Tax benefit related to stock
    options exercised                       437    2,900      -
   Deferred income taxes                 (1,717)  (5,406)    (962)
 Changes in operating assets and
  liabilities (excluding the effect of
  the merger):
   Accounts receivable, net               4,402    3,993   (3,939)
   Inventories                           (7,856) (10,972)   1,222
   Other current assets                    (628)    (219)     243
   Other assets                            (568)     175      (59)
   Income taxes payable                   6,243    8,373      573
   Accounts payable                      (2,887)     276      141
   Accrued expenses                       3,784    6,617    4,370
   Other long-term liabilities            3,151    1,643    1,687
   Other                                   (226)     184      (39)
 Net cash provided by operations       $ 41,871   44,587   33,600
 Investing activities:
  Additions to property, plant and
   equipment                             (7,043)  (9,041)  (2,634)
  Disposal of property, plant and
   equipment                                535      521      441
 Net cash used in investing activities $ (6,508)  (8,520)  (2,193)
  Financing activities:
   Repayments of NYCOR
    short-term borrowing                  (3,000)     -        -
   Repayments of long-term debt             (695) (13,866)  (9,229)
   Proceeds from stock options exercised   1,868      692    4,138
   Net proceeds from Fedders Xinle
    long-term financing                    6,299      -        -
   Repayment of Fedders Xinle
    short-term debt                       (3,396)     -        -
   Cash dividends                         (3,252)    (797)     -
   Expenses related to the NYCOR merger     (599)     -        -
   Proceeds from notes due on
    common stock purchases                   -        742      -
 Net cash used in
  financing activities                  $ (2,775) (13,229)  (5,091)
 Net increase in cash and
  cash equivalents                        32,588   22,838   26,316
 Cash and cash equivalents at
  beginning of year                       57,707   34,869    8,553
 Cash and cash equivalents at end
  of year                               $ 90,295  $57,707  $34,869




<Page F10>
Fedders Corporation - Consolidated Statements of Cash Flows
(Amounts in thousands)

Years Ended August 31,                     1996     1995     1994

 Supplemental disclosure:
  Cash paid (refunded) during the year for:
  Interest                               $ 2,249  $ 1,904  $ 3,766
  Net income taxes                        13,513      492   (1,196)

Noncash investing and financing activities:

The issuance of 7,643 shares of
 Convertible Preferred Stock
 in exchange for all
 the outstanding shares of Common,
 Class A and Class B shares of NYCOR    $ 47,769      -        -


See accompanying notes

<Page F11>

Fedders Corporation
Consolidated Statements of Stockholders' Equity
(Amounts in thousands)

                                                         Cumu-   Notes
                                          Add'l Retained lative  Due on
                              Class Class Paid- Earnings Trans-  Common    Trea-
           Preferred  Common    A     B   in    (Deficit)Adjust- Stock     sury
           Stock      Stock   Stock Stock Capital        ments   Purchases Stock
August 31,
1993       -       $18,614   -    $2,268 $47,571 $(35,128)  $(130)   -  $(8,966)

Net income -           -      -      -       -     20,989     -      -      -
Stock
 dividend  -           -   $10,625   -       -    (10,625)    -      -      -
Stock
 options
 exercised -         1,028   -      -      3,852      -       -    $(742)    -
Foreign
 currency
 translation -         -      -      -       -        -     (39)   -      -

August 31,
1994       -     $19,642 $10,625 $2,268 $51,423 $(24,764) $(169) $(742) $(8,966)

Net income  -       -       -      -       -      29,504    -      -       -
Stock
 dividend   -       -      7,984   -       -      (7,984)   -      -       -
Conversion
 of Class B
 to Common
 Stock      -          1    -       (1)    -        -       -       -      -
Dividends
 declared   -        -      -       -      -        (797)   -       -      -
Stock
 options
 exercised  -        -       222    -       470     -       -       -      -
Tax benefit
 related
 to stock
 options
 exercised  -        -      -       -     2,900     -      -        -      -
Repayment of
 common stock
 notes      -        -      -       -      -        -      -         742   -
Retirement of
 treasury
 stock      -        (654)  -       -    (8,312)    -      -        -     8,966
Foreign
 currency
 translation -       -      -       -      -        -       184     -      -

August 31,
1995         -    $18,989 $18,831 $2,267 $46,481 $(4,041) $  15     -      -

Net income   -       -       -      -       -     31,158    -       -      -
Issuance of
 Preferred
 Stock     $7,643    -       -      -     40,126    -       -       -      -
Expenses
 related
 to NYCOR
 merger      -       -       -      -       (599)   -       -       -      -
Tax benefit
 related
 to stock
 options
 exercised   -       -       -      -        437    -       -       -      -
Conversion of
 Class B to
 Common
 Stock       -       1       -      -       -       -       -       -      -
Dividends
 declared    -       -       -      -       -     (3,252)   -       -      -
Stock options
 exercised   -       -        585   -      1,283    -       -       -      -
Foreign currency
 translation -       -       -      -       -       -       (173)   -      -

August 31,
1996       $7,643 $18,990 $19,416 $2,267 $87,728 $23,865   $(158)   -      -






See accompanying notes

<Page F12>

Fedders Corporation
Notes to Consolidated Financial Statements
(Years ended August 31, 1996, 1995 and 1994; dollar and stock option amounts in tables, except per share market data, are in thousands)


1. Summary of Significant Accounting Policies

Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Inventories
Inventories are stated at the lower of the first-in, first-out
(FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write downs, which have historically been insignificant, are recorded in the period in which they are identified. Inventories consist of the following at August 31:


<Page F13>

                                           1996             1995
Finished goods                          $21,711          $14,592
Work in process                           6,652            2,540
Raw materials and supplies               25,083           11,888
                                        $53,446          $29,020

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

                          Estimated Useful Life     1996
1995
Land and improvements              -           $  3,830   $ 1,369
Buildings                    20 to 30 years      23,915    12,888
Machinery and equipment       5 to 12 years      84,887    53,302
Machinery and equipment
 under capital lease            12 years          8,191       -
Property, plant and equipment      -            120,823    67,559
Accumulated depreciation           -             57,951    37,756
                                   -           $ 62,872   $29,803

Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. Depreciation expense includes a write down of certain idle fixed assets to estimated realizable value amounting to $2,694,000 and $2,860,000 in 1996 and 1995, respectively. Accumulated depreciation includes $297,000 of depreciation related to equipment under capital leases.

Goodwill and other assets
Other assets consist primarily of intangible assets which, other than goodwill, are amortized over periods from one to eight years using the straight-line method. Goodwill is amortized over 40 years using the straight-line method and recoverability is evaluated periodically based on the expected undiscounted net cash flows of the related businesses. Goodwill and other assets are net of accumulated amortization of $8,640,000 and $8,473,000 at August 31, 1996 and 1995, respectively. Goodwill included $53,192,000 resulting from the merger with NYCOR, Inc. ("NYCOR") on August 13, 1996 (note 13).
<Page F14>
Accrued expenses
Accrued expenses consist of the following at August 31:

                                                 1996        1995
Warranty                                      $ 4,019     $ 3,442
Marketing programs                             16,345      10,685
Salaries and benefits                           7,964       7,143
Other                                           9,727       6,716
                                              $38,055     $27,986

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

Research and development costs
All research and development costs are charged to expense as incurred and amount to $3,891,000, $2,742,000 and $2,233,000 in
1996, 1995 and 1994, respectively.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and uncertainties
Approximately 15% of the Company's employees are covered by a three year collective bargaining agreement, which expires in August 1997. Another 34% of the employees are covered by collective bargaining agreements which expire in October 1998.

Effect of new accounting pronouncements
In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for, among other things, the impairment of long-lived
<Page F15>
assets and certain identifiable intangibles. The Company believes that this pronouncement will not have a material effect on the Company's consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." The Company is studying SFAS No. 123 but does not currently plan to adopt the fair value based method of accounting for stock options or similar equity instruments. However, the adoption of SFAS No. 123 would not be expected to have a material effect on the Company's consolidated financial statements.

Amounts per share
Primary earnings per share are computed by dividing net income attributable to common stockholders by the weighted average number of shares of Common, Class A and Class B Stock and other common stock equivalents outstanding during the year: 41,997,000, 41,001,000 and 39,386,000 in 1996, 1995, and 1994, respectively.
Fully diluted earnings per share were not materially dilutive and, accordingly, are not presented.

Reclassifications
Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

2. Transactions With NYCOR

The Company had an agreement with NYCOR for the supply of up to 800,000 compressors annually through 2003 with two renewable options. Purchases from NYCOR, at negotiated market prices, amounted to $53,878,000, $52,381,000 and $52,108,000 in 1996,
1995 and 1994, respectively. Certain officers and directors of the Company were also officers and/or directors of NYCOR and had significant stockholdings in both companies. On August 13, 1996, upon receiving over two-thirds majority approval of all Common and Class B Stockholders, the Company merged with NYCOR. One share of Fedders Convertible Preferred Stock was issued for each share of NYCOR Common, Class A and Class B stock (note 13).

3. Litigation

The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the accompanying financial statements.

4. Short-term Borrowing

At August 31, 1996 and 1995, the Company had no short-term borrowing under its $40,000,000 revolving credit facility with a
<Page F16>
commercial finance company. Availability under the facility is based on accounts receivable and inventory and requires maintenance of certain financial covenants. The maximum amount outstanding under the credit facility was $37,877,000 and $21,512,000 during fiscal 1996 and 1995, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $5,596,000 at 9.8% in fiscal 1996 and $4,602,000 at 11% in fiscal
1995. The credit facility is collateralized by substantially all of the Company's assets and is in effect until December 1997. The rate of interest on the facility is at the prime rate plus 1.5%.

5. Long-term Debt

The recorded value of long-term debt approximates the fair value based on current rates available to the Company for debt of the same remaining maturities and consists of the following at August
31:

                                                1996         1995
8.5% convertible subordinated debentures     $22,806         -
Fedders Xinle 15.175% promissory note          6,299         -
Promissory note payable to the State of
 Illinois, interest at 1%                      4,196      $4,527
Capital lease obligations and other            7,105         579
                                              40,406       5,106
Less current maturities                        1,889         590

                                             $38,517      $4,516

Aggregate amounts of long-term debt, excluding capital leases and other of $7,105,000, maturing in each of the years ended August
31 are: 1997-$335,000, 1998-$338,000, 1999-$342,000,
2000-$346,000, 2001 - $349,000, thereafter $31,591,000.

The 8.5% convertible subordinated debentures due in 2012, assumed in connection with the NYCOR merger are convertible into the Company's Convertible Preferred Stock at any time prior to maturity at 2.22 shares per $20 principal amount of debenture
(note 13).

The $6,299,000 long-term promissory note of Fedders Xinle is payable to a People's Republic of China bank and matures in 2008.
The loan is secured by certain joint venture assets and is not guaranteed by the Company or its other subsidiaries.

The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next 12 years, and is collateralized by a mortgage on the Illinois facility.
<Page F17>
6. Leases

Capital Leases

Aggregate future minimum rental payments under capital leases assumed primarily in connection with the NYCOR merger (note 13) for the years ended August 31 are as follows: 1997 - $2,288,000, 1998 - $2,017,000, 1999 - $2,139,000, 2000 - $2,162,000, 2001 -
$144,000 and thereafter $215,000. The present value of net minimum lease payments is $7,105,000 excluding the interest portion of $1,860,000.

Operating Leases

The Company leases certain property and equipment under operating leases which expire over the next five years. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair rental value for a period of one month to four years. Minimum payments for operating leases having initial or remaining non-cancelable terms are as follows:
$3,896,000, $3,507,000, $3,247,000, $2,016,000 and $1,752,000 in
1997, 1998, 1999, 2000 and 2001, respectively, and total
$14,418,000. Total rent expense for all operating leases amounted to $2,025,000, $2,083,000 and $3,559,000 in 1996, 1995 and 1994,
respectively. In 1995, an equipment lease expiring in February 1996 was bought out by the Company for $3,000,000, of which $1,250,000 related to the prepayment of rental and interest expense.

7. Income Taxes

The provision for income tax (benefit) consists of the following components:

                                        1996      1995   1994
Current:
 Federal                             $18,047    $6,258   $396
 State                                 2,253     2,378    198
 Foreign                                  88        57    -
                                      20,388     8,693    594
Charge in lieu of income taxes           437     2,900    -
Deferred:
 Federal                              (1,530)   (4,392)   -
 State                                  (187)   (1,014)   -
                                      (1,717)   (5,406)   -
                                     $19,108    $6,187   $594

<Page F18>
In 1996 and prior years, the exercise of stock options to acquire shares of the Company's Common and Class A Stock resulted in a compensation deduction for income tax purposes for which no corresponding expense was required for financial reporting purposes. The tax benefits related to these deductions, which were realized in 1996 and 1995, are reflected as a charge in lieu of income taxes and a credit to additional paid-in capital.

Deferred income taxes result from "temporary differences" between assets and liabilities for financial reporting purposes and income tax purposes. The principal temporary differences and carryforwards giving rise to deferred tax assets and liabilities at August 31 are as follows:

                                           1996             1995
Warranty                                $ 3,065           $2,822
Depreciation                                392           (1,826)
Employee benefit programs                 3,525            1,550
Inventory                                 1,710              854
Net operating loss carryforwards          7,598            1,500
Other                                     1,683            1,556
                                         17,973            6,456
Valuation allowance                      (7,025)          (2,225)
                                        $10,948           $4,231

Net deferred tax assets include $5,000,000, net of a valuation allowance of $6,584,000, attributable to temporary differences, tax loss, and tax credit carryforwards of NYCOR which the Company expects to utilize over the carryforward periods.

The decrease in the deferred tax asset valuation allowance in 1995 resulted from the utilization of net operating loss carry forwards and a change in the Company's estimate of the utilization of temporary differences based primarily on improved operating results.

The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items:

                                        1996      1995      1994
Expected tax at statutory rate       $17,593   $12,492    $6,733
Valuation allowance reflected
 in current income                      (325)   (7,851)   (6,799)
Alternative minimum tax                  -         -         396
State taxes, less federal income
 tax benefit                           1,343       887       198
Other                                    497       659        66
                                     $19,108    $6,187      $594
<Page F19>

At August 31, 1996, the Company has Canadian net operating loss carryforwards of approximately $726,000 that expire in the years 2002 through 2003, and U.S. net operating loss and tax credit carryforwards related to NYCOR of approximately $17,000,000 and $1,400,00, respectively, which are restricted as to use and expire in the years 2001 through 2011. All prior U.S. net operating loss and credit carryforwards were utilized at August 31, 1995.

8. Segment Information

The Company operates in one industry segment and sells its room air conditioners primarily direct to retailers and also through private label arrangements and distributors. One customer accounted for 30% of net sales in 1996, 26% of net sales in 1995 and 28% in 1994. No other customer accounted for more than 10% of net sales in 1996. Two other customers accounted for 10% and 11% of net sales in 1995 and 1994, respectively.

International sales were approximately $24,458,000 in 1996, $12,892,000 in 1995 and $8,250,000 in 1994 and were made principally to Canada, Mexico and China.


9. Capital Stock

Preferred Stock: On August 13, 1996, 7,643,036 shares of Convertible Preferred Stock ("Preferred Stock") were issued to NYCOR's stockholders on a share-for-share basis in exchange for their Common, Class A and Class B Stock to consummate the merger with NYCOR (notes 2 and 13). The Preferred Stock is convertible into Class A Stock on a share-for-share basis at any time subject to certain adjustments. The Preferred Stock is redeemable in whole or in part, at the sole option of the Company at the price of $6.25 in cash or equivalent value of Class A Stock. The holders of Preferred Stock are entitled to receive upon liquidation, $6.25 per share, plus unpaid dividends to the date of distribution, before any distribution is made on the Common, Class A or Class B Stock. At August 31, 1996, 2,534,000 shares of Preferred Stock are reserved for conversion of the convertible subordinated debentures.

Common Stock: Shares of Common Stock are reserved for the conversion of Class A and Class B Stock as indicated herein. At
August 31, 1996, 1,050,000 shares of Common Stock are reserved under the Company's stock option plans.

Class A Stock: In 1995 and 1994, the Company issued 7,984,000 and
10,625,029 shares, respectively, of Class A Stock through a stock dividend. At August 31, 1996, 10,177,036 shares are reserved for
<Page F20>

conversion of the Company's Preferred Stock and convertible subordinated debentures. At August 31, 1996, 10,631,000 shares of Class A Stock are reserved under the Company's stock option plans. Class A Stock has rights, including dividend rights, substantially identical to the Common Stock, except that the Class A Stock will not be entitled to vote except to the extent provided under Delaware law. Class A Stock is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock and accordingly, at August 31, 1996, 40,223,952 shares of Common Stock are reserved for such conversion.

Class B Stock: Class B Stock is immediately convertible into Common Stock on a share-for-share basis and accordingly, at August 31, 1996, 2,266,706 shares of Common Stock are reserved for such conversion. Class B Stock has greater voting power, in certain circumstances, ten-to-one, in the election of directors but receives a lower dividend, 90%, if declared, than Common Stock and has limited transferability. Class B Stock also votes separately, as a class, on certain significant issues.

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

The stock option plan summary is as follows:

                                         1996     1995      1994
Options outstanding beginning of year   4,715    3,903     2,987
Granted                                   752      403       752
Canceled                                  (30)    (300)     (109)
Exercised                                (585)    (218)   (1,028)
Options outstanding prior to
 dividend-related adjustments           4,852    3,788     2,602
Stock dividend-related adjustments(a)     -        927     1,301
Options outstanding at end of year      4,852    4,715     3,903
Options exercisable at end
 of year                                3,682    3,336     1,862
Exercise price                         $1.69    $2.33     $2.90
per share                             to 4.87  to 4.70   to 5.66

<Page F21>

(a) In connection with stock dividends distributed in 1995 and 1994, all Class A options were adjusted to reflect a 25% and 50% increase, respectively.

11. Pension Plans and Other Retirement Benefits

The Company maintains a 401(k) defined contribution plan covering all U.S. employees. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $1,171,000 in 1996, $756,000 in 1995 and $726,000
in 1994. The Company terminated its defined pension plan, that was curtailed in 1993, with no material gain or loss recognized.

The Company has an agreement with an officer that has a term of ten years from any point in time and provides for salary during the employment period, a disability program, postretirement benefits and a death benefit in an amount equal to ten times the prior year's compensation, payable by the Company over ten years. Following the merger of NYCOR into the Company on August 13, 1996 (note 13) the agreement was adjusted to take into account the terms of the merger agreement which stated that the employees and directors of NYCOR were to be placed in the same economic position following the Merger as they were immediately prior to the date of the execution of the merger agreement with respect to salaries and all other benefits provided by NYCOR. The estimated present value of future non-salary benefits payable under the agreement has been determined based upon certain assumptions and is being amortized over the expected remaining years of service to the Company.

The Company provides a portion of health care and life insurance benefits for retired employees who elect to participate in the Company's plan. During fiscal 1994, the Company adopted SFAS No.106, which requires accrual accounting for all postretirement benefits other than pension. At August 31, 1996 and 1995 postretirement benefits were fully accrued. The effect of adoption in 1994 of SFAS No. 106 was not material.

12. Joint Venture

On November 7, 1995, the Company entered into a joint venture with the Ningbo General Air Conditioner Factory ("Ningbo"), Ningbo City, Zheijang Province, People's Republic of China ("P.R.C.") to manufacture room air conditioners in China. The joint venture, Fedders Xinle Co., Ltd., was capitalized with the Company's contribution of approximately $8,400,000 of cash plus know-how for a 60% interest in the joint venture. Ningbo contributed the factory, equipment and other assets valued at $5,600,000 for a 40% interest. The equivalent of approximately $10,300,000 in long-term financing was provided by a P.R.C. bank
<Page F22>

for the joint venture which is not guaranteed by the Company. Of this long-term financing, $4,000,000 was repaid during fiscal
1996. The financial statements of the joint venture are consolidated herein.

13. Merger

On August 13, 1996, the Company merged with NYCOR, a manufacturer of rotary compressors and thermoelectric heating and cooling modules. Considerations consisted of 7,643,000 shares of Convertible Preferred Stock with a total value of approximately $47,769,000. The merger was accounted for using the purchase method, with the consideration allocated to the assets acquired based on their estimated fair values as of the merger date. The purchase price plus the fair value of net liabilities assumed was allocated to goodwill which is being amortized on a straight line basis over 40 years.

The Company's consolidated financial statements include the operating results of NYCOR since August 13, 1996. The following table presents the unaudited pro forma results of operations as if these transactions occurred on September 1, 1994. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have actually occurred had the merger been consummated at the beginning of fiscal 1995 or of results which may occur in the future.

(Unaudited)                              1996           1995
Net sales                            $390,349       $329,516
Operating income                       42,168         35,747
Net income                             23,574         26,472
Income per share:
 Primary                                 0.51           0.57
 Fully diluted                           0.47           0.54

<Page F23>


14. Quarterly Financial Data (unaudited)
(000's, except per share and market price data)


                First          Second              Third         Fourth
             1996   1995    1996     1995     1996     1995    1996    1995
Net sales  $27,809 $20,125 $88,327 $72,357 $173,868 $145,869 $81,768 $78,143
Gross profit 6,777   4,306  18,005  13,686   37,859   30,489  20,387  18,644(a)
Income (loss)
before income
taxes          554  (1,440) 10,274   6,694   28,200   21,536  11,238   8,901
Net income
(loss)      $  343 $(1,217) $6,370  $5,567  $17,430  $17,806 $ 7,015  $7,348
Net income
(loss) per
 share (b)  $ 0.01 $ (0.03) $ 0.15  $ 0.13  $  0.42  $  0.44 $  0.16  $ 0.18
Market price per share:
Preferred Stock (FJAPr)
  High         -       -       -       -        -        -     5 7/8     -
  Low          -       -       -       -        -        -     5 1/8     -
Common Stock (FJC)
  High       6 3/4   6 1/4   6 3/4   6 1/8      7      6 1/8   7 1/4   7 7/8
  Low        5 1/4   3 7/8   5       5          6      5 1/4   5 1/2   5 3/8
Class A Stock (FJA)
  High       5       4 3/8   5 5/8   4 3/4      6 1/4  4 3/4   6 3/8   5 3/8
  Low        3 3/4   3 1/4   3 7/8   3 5/8      5 3/8  4       4 7/8   4 1/8

(a) Includes a $3.5 million reduction in warranty provision and a $2.8 million write down of idle equipment.

(b) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average shares outstanding.

<Page S1>







REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Directors
Fedders Corporation


The audit referred to in our report dated September 30, 1996, relating to the consolidated financial statements of Fedders Corporation, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.







/s/BDO Seidman, LLP
Woodbridge, New Jersey
September 30, 1996

<Page S2>

FEDDERS CORPORATION
VALUATION & QUALIFYING ACCOUNTS
SCHEDULE II
For The Years Ended August 31, 1995, 1994 and 1993
(Amounts in Thousands)

                     Balance       Additions                         Balance
Allowance for        at beginning  charged to                        at emd
Doubtful Accounts:   of period     expense   Deductions     Other    of period
Year ended:
August 31, 1996      $  872          $580           -        $500(1)   $1,952

August 31, 1995      $  744          $286        $  158       -        $  872


August 31, 1994      $1,078          $666         1,000       -        $  744



Exhibit Index



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

        (v) Amendment of Certificate of Incorporation, filed as Exhibit (3) (ii) to the Company's Quarterly Report on Form 10-
Q for the quarter ended June 30, 1987 and incorporated herein by reference.

        (vi) Amendment to Certificate of Incorporation, filed as Exhibit (3) (vi) to the Company's Annual Report on Form 10-K for the year ended August 31, 1992 and incorporated herein by reference.

        (vii)  Amendments to Certification of Incorporation dated
August 13, 1996.

        (viii) By-Laws, amended through January 16, 1988, filed as Exhibit (3) (vii) to the Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

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

        (iii) Stock Option Plan IV, filed as Exhibit 10 (iv) to the Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

        (iv) Stock Option Plan V, filed as Exhibit 10 (v) to the Company's Annual Report on Form 10-K for 1988 and incorporated herein by reference.

        (v) Stock Option Plan VI, filed as Exhibit 10 (vi) to the Company's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

        (vi) Stock Option Plan VII, filed as Exhibit 10 (vi) to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

        (vii)  Stock Option Plan VIII, filed as Annex F to the
Company's Proxy Statement - Prospectus dated May 10, 1996 and incorporated herein by reference.

        (viii) Employment Contract between The Corporation and
Salvatore Giordano dated March 23, 1993, filed as Exhibit 10
(viii) to the Company's Annual Report on Form 10-K 1993 and incorporated herein by reference.

        (ix) Joint Venture contract between Ningbo General Air Conditioner Factory and Fedders Investment Corporation for the establishment of Fedders Xinle Co., Ltd., dated July 13, 1995 filed as Exhibit 10 (viii) on Form 10-K 1996 and incorporated herein by reference.

(11)           Statement re computation of per share earnings.

(16)    (i)    Letter referencing change in certifying accountants
filed as Exhibit 16 (i) to the Company's Annual Report on Form 10-K and incorporated herein by reference.

(21)           Subsidiaries.

(23)           Consent of BDO Seidman, LLP.

(27)           Financial data schedule.


(b)            Reports on Form 8-K

A report on Form 8-K was filed on August 29, 1996, an 8-KA was filed on October 25, 1996 and incorporated herein by reference.