Form 10-K/A
period 1996-08-31
FEDDERS CORP /DE
filed 1996-12-12
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



FORM 10-K/A

Amendment to Application or Report
Filed pursuant to Section 12, 13 or 15 (d) of
THE SECURITIES EXCHANGE ACT OF 1934



FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

The undersigned registrant hereby amends Item 12 and Schedule II of its Annual Report on Form 10-K for the year ended August 31, 996 filed November 27, 1996 as set forth in pages attached.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Schedule II  Valuation & Qualifying Accounts

FEDDERS CORPORATION



By /s/Robert L. Laurent, Jr.
Robert L.  Laurent, Jr.
Executive Vice President,
Finance and Administration





Date:  December 11, 1996

<Page 2>

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

                                              Shares
                                             Subject to
          Name of                Amount and  Acquisition  Percent
          Individual             Name of       Within     Class
Title     or Personss            Beneficial    60 day     Owned
of Class  in Group               Onwership     (15)        (16)

Common
Stock   Salvatore Giordano       1,100 (1)     0   Less than 1%
        Sal Giordano, Jr.        1,100 (1)     0   Less than 1%
        Joseph Giordano         13,910 (1)     0   Less than 1%
        Howard S. Modlin       256,800 (2)     0        1.35%
        Clarence Russel Moll    61,400 (3)     0   Less than 1%
        William J. Brennan       5,000         0   Less sthan 1%
        Anthony E. Puleo         2,000         0   Less than 1%
        S. A. Muscarnera        55,000         0   Less than 1%
        C. A. Keen              10,700
        Robert L. Laurent, Jr. 115,000         0   Less than 1%
        All directors and executive
        officers as a group    525,310         0        2.77%

Class A
Stock   Salvatore Giordano   1,210,815(4)(5) 647,314  9.25%
        Sal Giordano, Jr.      694,864(4)(6) 709,066  6.97%
                                       (7)
        Joseph Giordano        879,689(4)(7) 301,875  5.98%
                                       (8)
        Howard S. Modlin       224,701(9)    171,564  2.02%
        Clarence Russel Moll    29,225(10)    96,563 Less than 1%
        William J. Brennan       4,375       144,376 Less than 1%
        Anthony E. Puleo             0         9,375 Less than 1%
        S. A. Muscarnera        48,125       278,750  1.66%
        C. A. Keen                 400       127,500 Less than 1%
        Robert L. Laurent, Jr. 100,625       350,590  2.28%
        Gordon Newman                0        46,845 Less than 1%
        All directors and executive
        officers as a group  2,470,257     3,179,335  24.97%

Class B Stock
(16)    Salvatore Giordano   2,262,566(11)         0    99.82%
        Sal Giordano, Jr.    2,262,566(11)         0    99.82%
        Joseph Giordano      2,262,566(11)         0    99.82%
        All directors and executive
        officers as a group  2,262,566             0    99.82%

Convertible
Preferred
Stock   Salvatore Giordano   1,248,823(12)(13)     0    16.34%
        Sal Giordano, Jr.    1,107,317(12)(14)     0    14.48%
        Joseph Giordano        839,902(12)(15)     0    10.99%
        Howard S. Modlin        84,024             0     1.1%
        Clarence Russel Moll    30,410             0 Less than 1%
        William J. Brennan     129,402             0     1.7%
        S. A. Muscarnera        56,500             0 Less than 1%
        C. A. Keen              28,000             0 Less than 1%
        All directors and executive
        officers as a group  2,040,059             0    26.7%
        Ownership of Common Stock,
        Class A Stock, Class B and
        Convertible Preferred Stock
        combined, by all directors
        and executive officers
        as a group           7,298,192     3,179,335    20.34%

<Page 3>
(1) The amount shown includes 1,100 shares which are held by a corporation in which Messrs. Salvatore Giordano, Sal Giordano,
Jr. and Joseph Giordano are officers, directors and stockholders, and share voting and investment power over such shares.

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

(13) Includes 39,264 shares owned by Mr. Giordano's wife, as to which he disclaims beneficial ownership, and 80,201 shares held of record by Mr. Giordano's wife in trust for their grandchildren, as to which Mr. Giordano disclaims beneficial ownership.
<Page 4>

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

(17) The Fedders Class B Stock is convertible into Fedders Common Stock at any time on a share-for-share basis. In the event that the individuals named as owning Fedders Class B Stock converted their shares into Fedders Common Stock, less than 5% of the class would remain outstanding, and pursuant to the terms of the Fedders Charter, all remaining Fedders Class B Stock and all outstanding Fedders Class A Stock would automatically be converted into Fedders Common Stock. If such conversion took place, and the named individuals exercised all of the options indicated, such individuals and the group would beneficially own the following number of shares constituting the indicated percentage of Fedders Common Stock outstanding: Mr. Salvatore Giordano, 5,370,618 shares constituting 10.96%; Mr. Sal Giordano, Jr., 4,774,913 shares constituting 9.73%; Mr. Joseph Giordano, 4,297,942 shares constituting 8.84%; and all directors and executive officers as a group 10,477,527 shares constituting 20.34%. The share totals for Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano include 3,208,204 shares which are held by corporation in which they are officers, directors and stockholders and share voting and investment power over such shares. In the event that the individuals named as owning Fedders Class B Stock also converted their shares of Fedders Convertible Preferred Stock, they would receive Common Stock, as the Class A Stock into which the Fedders Convertible Preferred Stock is currently convertible would no longer exist, and their percentage of ownership of Common Stock would increase in proportion to their holdings of Fedders Convertible Preferred Stock. The numbers shown in this footnote 17 assume such conversion, and also assume the conversion of any Fedders Convertible Subordinated Debentures.

<Page 5>

PRINCIPAL STOCKHOLDERS

The following table sets forth information at October 31, 1996 with respect to the beneficial ownership of the Company's voting securities by all persons known by the Company to own more than 5% of the Company's outstanding voting securities. Unless otherwise indicated, the owners listed have sole voting and investment power.

                                             Amount
                  Name and Address           Beneficially      Percent
Title of Class    of Beneficial Owner (1)    Owned            of Class

Class B Stock     Salvatore Giordano         2,262,566          99.82%
                  Joseph Giordano and
                  Sal Giordano, Jr.
                  c/o Fedders Corporation
                  Liberty Corner, NJ  07938

Class A Stock     Strong Capital
                  Management, Inc. (2)      1,419,350            7.32%
                  100 Heritage Reserve
                  P. O. Box 2936
                  Milwaukee, WI 53201


(1) See footnotes (11) and (17) to the previous table for more detailed information with respect to the security ownership of the named individuals.

(2) Strong Capital Management, Inc. is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. The information provided is based upon information provided to the Company by Strong Capital on December 11, 1996.

<Page 6>

FEDDERS CORPORATION
VALUATION & QUALIFYING ACCOUNTS
SCHEDULE II
For The Years Ended August 31, 1996, 1995 and 1994
(Amounts in Thousands)



                    Balance at  Additions                        Balance
Allowance for       beginning   charged to                       at end
Doubtful Accounts:  of period   expense     Deductions  Other    of period

Year ended:
August 31, 1996     $  872      $  580          -       $500(1)    $1,952


August 31, 1995     $  744      $  286      $ 158         -        $  872


August 31, 1994     $1,078      $  666      $1,000        -        $  744