Form 10-Q
period 1996-11-30
FEDDERS CORP /DE
filed 1997-01-13
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended November 30, 1996 or

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


                     Yes  X        No


The registrant has outstanding 18,989,798 shares of Common Stock, 19,652,545 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,706 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of December 31, 1996.

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
(unaudited)

                                            Three months ended
                                                November 30,
                                       1996       1995           1994

Net sales                            $ 33,087      $ 27,809      $ 20,125
Cost and expenses:
 Cost of sales                         25,908        21,032        15,819
 Selling, general and
  administrative expense                9,358         6,779         5,603

                                       35,266        27,811        21,422

Operating loss                         (2,179)          (2)        (1,297)
Minority interest in joint venture        508            -             -
Net interest income (expense)               3           556          (143)

Income (loss) before income taxes      (1,668)          554        (1,440)

Federal, state and foreign
 income taxes (benefit)                  (422)          211           223

Net income (loss)                      (1,246)          343        (1,217)
Preferred stock dividend
 requirement                              726            -           -
Income attributable to
 common stockholders                 $ (1,972)       $  343        (1,217)


Primary income (loss) per share       $ (0.05)       $ 0.01       $ (0.03)

Fully diluted income (loss)
 per share                            $ (0.03)       $ 0.01       $ (0.03)

Dividends per share declared:
 Preferred                                -             -              -
 Common Stock                         $ 0.020       $ 0.020            -
 Class A Stock                          0.020         0.020            -
 Class B Stock                          0.180         0.180            -


See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

                                   November 30,  August 31,  November 30,
                                      1996         1996         1995
ASSETS:
Current assets:
 Cash                               $ 28,188      $ 90,295     $ 15,378

 Accounts receivable (less
  allowance of $2,630, $1,952 and
  $1,528 at November 30, 1996,
  August 31, 1996 and
  November 30, 1995, respectively)     9,736         7,975       19,511

Inventories:
 Finished goods                       51,069        21,711       66,286
 Work in process                       5,047         6,652        3,569
 Raw materials and supplies           39,656        25,083       23,170
                                      95,772        53,446       93,025

Deferred income taxes                  3,584         3,584        2,954
Prepaid expenses                       2,988         3,366        2,076

    Total current assets             140,268       158,666      132,944

Property, plant and equipment at cost:
  Land and improvements                3,946         3,830        1,373
  Buildings                           23,895        23,915       13,001
  Machinery and equipment             86,971        84,887       60,388
  Machinery and equipment under
   capital lease                       8,191         8,191          -
                                     123,003       120,823       74,762

  Less accumulated depreciation       59,605        57,951       39,905
                                      63,398        62,872       34,857

Deferred income taxes                  7,364         7,364        1,277
Goodwill                              58,208        58,556          -
Other assets                           2,798         2,762        6,380

                                    $272,036      $290,220     $175,458


See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

                                   November 30,  August 31,  November 30,
                                      1996          1996        1995
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing                     -             -     $  9,469
 Current portion of long-term debt $  1,727       $ 1,889          590
 Accounts payable                    18,220        16,514       27,374
 Income taxes payable                10,168        15,391        4,797
 Accrued expenses                    27,204        38,055       23,999
     Total current liabilities       57,319        71,849       66,229
Long-term debt                       38,101        38,517       14,596
Other long-term liabilities          14,234        14,495        6,461
Minority interest in joint venture    5,330         5,608        5,662
Stockholders' equity:
 Preferred Stock, $1 par value,
   15,000,000 shares authorized,
   7,517,061 and 7,643,061 issued
   at November 30, 1996 and           7,517         7,643          -
   August 31,1996, respectively
 Common Stock, $1 par value,
   80,000,000 shares authorized,
   18,989,798 issued at November
   30, 1996 and August 31, 1996 and
   18,988,898 issued at
   November 30, 1995, respectively   18,990        18,990       18,989
 Class A Stock, $1 par value,
   60,000,000 shares authorized,
   19,629,514, 19,415,916 and
   18,937,508 issued at
   November 30, 1996, August 31,
   1996 and November 30, 1995,
   respectively                      19,630        19,416       18,938
 Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,266,706 issued at November
   30, 1996 and August 31, 1996
   and 2,267,606 issued at
   November 30, 1995, respectively    2,267         2,267        2,268
 Additional paid-in capital          87,806        87,728       46,789
 Retained earnings (deficit)         21,147        23,865       (4,497)
 Cumulative translation adjustment     (305)         (158)          23

       Total stockholders' equity   157,052       159,751       82,510

                                   $272,036      $290,220     $175,458

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                   Three months ended
                                                       November 30,
                                                  1996        1995
Cash flows from operations:
 Net income (loss)                               $ ( 1,246)   $    343
 Adjustments to reconcile net income(loss)
  to net cash used in operating activities:
   Depreciation and amortization                     2,432         973
   Changes in operating assets and liabilities:
    Accounts receivable                            ( 1,761)     (9,235)
    Inventories                                    (42,326)    (58,303)
    Other current assets                               378         (82)
    Other assets                                      (132)       (106)
    Accounts payable                                 1,706      19,124
    Income taxes payable                            (5,223)     (4,334)
    Accrued expenses                               (10,851)     (4,881)
    Other long-term liabilities                       (261)       (145)
    Other                                             (147)          8
                                                   (57,431)    (56,638)
Net cash used in operations
Cash flows from investing activities:
 Additions to property, plant and equipment         (2,610)     (1,678)
 Disposals of property, plant and equipment             96          30
 Minority interest in Joint Venture                   (278)        -
Net cash used in investing activities               (2,792)     (1,648)
Cash flows from financing activities:
 Increase in short-term borrowings                     -         9,469
 Repayments of Fedders Xinle short-term debt           -        (3,422)
 Repayments of long-term debt                         (578)        (15)
 Proceeds from Fedders Xinle financing                 -        10,400
 Proceeds from stock options exercised                 166         324
 Dividends payable                                  (1,472)       (799)
Net cash used in financing activities               (1,884)     15,957
Net decrease in cash and cash equivalents          (62,107)    (42,329)
Cash and cash equivalents at beginning of period    90,295      57,707
Cash and cash equivalents at end of period        $ 28,188    $ 15,378

Supplemental disclosure:
 Interest paid (received)                         $   (489)   $   (163)
 Net income taxes paid                               4,951         177




See accompanying notes

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


A. In August 1996, following stockholder approval, NYCOR, Inc ("NYCOR"), a manufacturer of rotary compressors through its subsidiary Rotorex Company, Inc. and thermoelectric modules through its subsidiary Melcor Corporation was merged into the Company. The accounts of the merged operations are reflected in the consolidated financial statements of the Company.


B. Primary earnings per share are computed by dividing income attributable to common stockholders by the weighted average number of shares of Common, Class A and Class B Stock and other common stock equivalents outstanding:
42,215,000, 41,039,000 and 40,183,000 in the first quarter ending November 30, 1996, 1995 and 1994, respectively.


C. Fully diluted earnings per share are computed by dividing net income by the weighted average number of shares of Common, Class A and Class B stock and other common stock equivalents outstanding (assuming conversion of the Fedders Convertible Preferred Stock): 49,858,000, 41,039,000 and 40,183,000 in the first quarter ending November 30, 1996, 1995 and 1994, respectively.


D. Pursuant to the Company's stock option plans, options to purchase 87,000 shares of Class A Stock were exercised during the first three months of fiscal 1997.


E. The financial information included herein is unaudited; however, such information reflects all adjustments which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal. Operating results for the three month period ending November 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.

In August 1996, following stockholder approval, NYCOR, Inc. ("NYCOR"), a manufacturer of rotary compressors through its subsidiary Rotorex Company, Inc. and thermoelectric modules through its subsidiary Melcor Corporation, was merged into the Company. The management's discussion for fiscal 1997 includes the results of these operations.

The cool summer weather in key U.S. markets in fiscal 1996 has increased industry inventories entering fiscal 1997. These higher inventories at retailers and at other manufacturers will significantly impact 1997 domestic demand and will affect revenues and earnings, particularly in the first fiscal half, already an off season for air conditioners and dehumidifiers. Increases in international sales and non-air conditioner sales during fiscal 1997 will substantially offset lower North American sales.

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

First Quarter

Results of Operations

                                      First Fiscal Quarter
Operating Results
 as Percent of Sales              1997         1996         1995
Gross profit                      21.7%        24.4%        21.4%
Selling, general and
 administrative expense           28.3%        24.4%        27.8%
Operating income (loss)           (6.6%)         .7%        (6.4%)
Interest income (expense)           .9%         1.9%        ( .7%)
Pre-tax income (loss)             (5.0%)        1.9%        (7.2%)

Net sales in the seasonally low-volume first quarter of fiscal 1997 of $33.1 million increased 19.0% from sales of $27.8 million in the first quarter of 1996. The increase is a result of international shipments and non-air conditioning shipments more than offsetting a decline in domestic air conditioner sales.

Domestic production rates are lower in response to the unseasonably cool summer of 1996 that resulted in higher end-of-season inventories at both retailers and manufacturers. As a result, the gross profit margin decreased in the first quarter of 1997 due to lower absorption of fixed costs and expenses in the air conditioning and compressor factories.

Selling, general and administrative expense increased as a percentage of net sales from the prior year as a result of an expanding infrastructure to support the growing international business, in addition to expenses related to the merged operations.

Net interest expense increased in the first fiscal quarter due to the 8.5% convertible subordinated debentures due in 2012 that were assumed in the merger of NYCOR into the Company.

The net loss for the normally unprofitable off-season quarter was $1.2 million, or 5 cents per share. The loss compared with an unusual quarterly profit of one cent per share in the prior year that reflected strong domestic demand for room air conditioners following three hot summers in a row.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $28.8 million at November 30,1996, compared to $15.4 million a year earlier. Cash includes $6.1 million and $13.3 million, at Fedders Xinle, the Company's Chinese joint venture, at November 30, 1996 and 1995, respectively.

Net cash used in operations for the three months ended November 30, 1996 amounted to $57.4 million. During the seasonally slow first fiscal quarter, the Company utilized cash to produce compressors and finished goods. Inventories increased to $95.8 million at November 30, 1996 from $53.4 million at year-end and $93.0 million a year earlier. Finished goods decreased $15.2 million from prior year level reflecting the delayed production start up at the Company's U.S. factories resulting from the cool 1996 summer in key U.S. markets. Work in process, raw materials and supplies increased $18.0 million, $15 million of which related to the merged operations and $3 million of which related to compressors purchased in anticipation of a normal 1996 summer. Accounts receivable increased to $9.7 million from $8.0 million due to the increase in sales.

Net cash used in investing activities consisted primarily of capital expenditures of $2.6 million in the first three months of fiscal 1997.

Net cash used in financing activities amounted to $1.9 million, primarily for the payment of dividends and long-term debt. At November 30, 1996, the Company had no short-term borrowings.

In the first quarter of fiscal 1997, the Company declared quarterly dividends of two cents on each share of outstanding Class A and Common Stock and 1.8 cents on each share of outstanding Class B Stock. Dividend payments amounted to $1.5 million in the first quarter of fiscal 1996.

Management believes that the Company's cash and earnings and borrowing capacity are adequate to meet the demands of its operations and its long term credit requirements.

Forward looking statements are made within the "Safe-Harbor" clause of the Private Litigation Reform Act of 1995.

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

The Company filed an amendment on Form 8-K/A on October 25, 1996, filing the June 30, 1996 financial statements of NYCOR, Inc. and the June 30, 1996 pro forma information pursuant to Item 7 of the Form 8-K and amending other portions of its current report on Form 8-K dated August 13, 1996.

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


                                    FEDDERS CORPORATION



                                    By _________________________
                                       Thomas A. Kroll
                                       Corporate Controller





Date: January 13, 1997             Signing in his capacity as
                                   Corporate Controller and on behalf
                                   of the Registrant.