Form 10-Q
period 1997-02-28
FEDDERS CORP /DE
filed 1997-04-07
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended February 28, 1997 or

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

                     Yes  X        No

The registrant has outstanding 18,989,798 shares of Common Stock, 17,401,000 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock), 2,266,706 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) and 7,517,000 shares of Preferred Stock (which is convertible into Class A Stock on a share-for-share basis) as of March 31, 1997.

FEDDERS CORPORATION


INDEX

                                                            Page
                                                           Number
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                           3
Consolidated Balance Sheets                                   4-5
Consolidated Statements of Cash Flows                           6
Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        8-10


Part II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security Holders                                      11

Item 6.  Exhibits and Reports on Form 8-K                      12

SIGNATURE                                                      13


PART I FINANCIAL INFORMATION
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

                                     SECOND QUARTER         SIX MONTHS
                                   FEB. 28,   FEB. 29,    FEB. 28,  FEB 29,
                                    1997       1996        1997      1996

Net sales and other income      $ 60,593   $ 88,327    $ 93,680   $116,136
Cost of sales                     46,316     70,322      72,224     91,354
Selling, general and
 administrative expense            9,325      6,872      18,683     13,651
                                  55,641     77,194      90,907    105,005

Operating income                   4,952     11,133       2,773     11,131
Minority interest in joint
 venture (income)/loss               (51)       153         457        153
Net interest expense              (1,317)    (1,012)     (1,314)      (456)
Income before income taxes         3,584     10,274       1,916     10,828
Federal, state and foreign
 income taxes                      1,073      3,904         651      4,115

Net income                         2,511      6,370       1,265      6,713

Less: Preferred stock dividend
 requirement                         726        -         1,452        -
Income attributable to common
 stockholders                   $  1,785   $  6,370    $   (187)  $  6,713

Primary earnings per share      $   0.04   $   0.15    $   0.00   $   0.16

Dividends per share declared:
 Common                         $   0.020      0.020   $   0.040  $   0.040
 Class A                            0.020      0.020       0.040      0.040
 Class B                            0.018      0.018       0.036      0.036
 Convertible Preferred              0.095        -         0.095       -

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

                                  February 28,    August 31,   February 29,
                                      1997           1996          1996
ASSETS:
Current assets:
 Cash                             $  5,751      $ 90,295      $ 13,347

 Accounts receivable (less
  allowance of $2,135, $1,952,
  and $1,735 at February 28, 1997,
  August 31, 1996 and
  February 29, 1996, respectively)  36,999         7,975        43,324
 Inventories:
  Finished goods                    80,001        21,711        75,400
  Work in process                    6,277         6,652         3,930
  Raw materials and supplies        47,443        25,083        27,456
                                   133,721        53,446       106,786
 Deferred tax benefit                3,584         3,584         2,954
 Prepaid expenses                    3,857         3,366         2,150
    Total current assets           183,912       158,666       168,561
Property, plant and equipment
 at cost:
 Land and improvements               3,935         3,830         1,360
 Buildings                          23,501        23,915        13,957
 Machinery and equipment            86,095        84,887        60,244
 Machinery and equipment under
  capital lease                      8,191         8,191           -
                                   121,722       120,823        75,561
Less accumulated depreciation       57,664        57,951        40,754
                                    64,058        62,872        34,807

Deferred income taxes                7,364         7,364         1,277
Goodwill                            57,783        58,556            -
Other assets                         3,832         2,762         6,591

                                 $ 316,949      $290,220      $211,236

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data) (unaudited)

                                    February 28,  August 31,  February 29,
                                      1997          1996        1996
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing               $ 46,513            -      $ 34,776
 Current portion of long-term debt     1,822      $   1,889         258
 Accounts payable                     26,801         16,514      24,390
 Income taxes payable                  5,876         15,391       8,532
 Accrued expenses                     33,020         38,055      28,539
   Total current liabilities         114,032         71,849      96,495
Long-term debt                        37,817         38,517      14,440
Other long-term liabilities           14,109         14,495       5,508
Minority interest in joint venture     5,381          5,608       6,551
Stockholders' equity:
 Preferred Stock, $1 par value,
   15,000,000 shares authorized,
   7,516,561 and 7,643,061 issued
   at February 28, 1997 and
   August 31, 1996, respectively       7,517          7,643         -
 Common Stock, $1 par value,
   80,000,000 shares authorized
   18,989,798 issued at February 28,
   1997 and August 31, 1996 and
   18,988,298 issued at February 29,  18,990         18,990      18,989
   1996, respectively
 Class A Stock, $1 par value,
   60,000,000 shares authorized,
   19,652,000, 19,415,916 and
   19,027,640 issued at February 28,
   1997, August 31, 1996 and
   February 29, 1996, respectively    19,652         19,416      19,028
 Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,266,206 issued at February 28,
   1997 and August 31, 1996 and
   2,267,206 issued at February 29,
   1996, respectively                  2,267          2,267       2,267
 Additional paid-in capital           87,911         87,728      46,956
 Retained earnings                    22,399         23,865       1,074
 Cumulative translation adjustment      (131)          (158)        (72)
                                     158,605        159,751      88,242
 Less treasury stock, at cost,
  2,250,100 shares of Class A Stock  (12,995)           -           -
     Total stockholders' equity      145,610        159,751      88,242

                                    $316,949       $290,220    $211,236

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

                                                      SIX MONTHS ENDED
                                                   FEB. 28,      FEB. 29,
                                                     1997          1996
Cash flows from operations:
 Net income                                       $   1,265     $  6,713
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                      4,772        1,934
   Changes in operating assets and liabilities:
    Accounts receivable                             (29,024)     (33,048)
    Inventories                                     (80,275)     (72,064)
    Other current assets                               (491)        (156)
    Other assets                                     (1,143)        (383)
    Accounts payable                                 10,287       16,140
    Accrued expenses                                 (5,035)        (940)
    Income tax payable                               (9,515)           -
    Other long-term liabilities                        (386)         132
    Other                                                27          (87)
     Net cash used in operations                   (109,518)     (81,759)

Cash flows from investing activities:
 Additions to property, plant and equipment          (5,154)      (2,523)
 Disposals of property, plant and equipment              42           30
 Minority interest in joint venture                    (227)        (154)
     Net cash used in investing activities           (5,339)      (2,647)

Cash flows from financing activities:
 Increase in short-term borrowing                    46,513       34,776
 Repayments of long-term debt                          (767)        (690)
 Proceeds from stock options exercised                  293          672
 Repayment of Fedders Xinle short-term debt              -        (3,396)
 Net proceeds from Fedders Xinle
  long-term financing                                    -        10,282
 Repurchase of Class A Stock                        (12,995)          -
 Dividends payable                                   (2,731)      (1,598)
     Net cash provided by financing activities       30,313       40,046

Net decrease in cash and cash equivalents           (84,544)     (44,360)
Cash and cash equivalents at beginning of period     90,295       57,707

Cash and cash equivalents at end of period        $   5,751     $ 13,347

 Supplemental disclosure:
 Interest paid                                    $   1,676     $    816
 Net income taxes paid                                9,162        1,483

See accompanying notes

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. In August 1996, following stockholder approval, NYCOR, Inc ("NYCOR"), a manufacturer of rotary compressors through its subsidiary Rotorex Company, Inc. and thermoelectric modules through its subsidiary Melcor Corporation, was merged into the Company. The accounts of the merged operations are reflected in the consolidated financial statements of the Company for the periods ended February 28, 1997.

B. Primary earnings per share are computed by dividing income attributable to common stockholders by the weighted average number of shares of Common, Class A and Class B Stock and other common stock equivalents outstanding:
41,863,000 and 41,144,000 in the second quarter of 1997 and 1996 and 42,190,000 and 41,091,000 for the six months ended February 28, 1997 and February 29, 1996, respectively. Fully diluted earnings per share were not materially dilutive and, accordingly, are not presented.

C. Pursuant to the Company's stock option plans, options to purchase 110,000 shares of Class A Stock were exercised during the first six months of fiscal 1997.

D. In September 1996, the Company announced a stock repurchase of up to $25 million of Common and/or Class A Stock. During the quarter, the Company repurchased 2.25 million shares of Class A stock for $13.0 million, or approximately $5.75 per share.

E. During the quarter, the Company's revolving credit facility was increased to $50 million. The rate of interest charged on outstanding borrowings under the credit facility was reduced to the prime rate of interest from the prime rate plus 1.5% and the expiration of the facility was extended to February 1, 2000.

F. The financial information included herein is unaudited; however, such information reflects all adjustments which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal. Operating results for the quarter and six-month periods ended February 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997.

<Page 8>


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

Cool summer weather in key U.S. markets in fiscal 1996 increased industry inventories at retailers and some manufacturers, excluding the Company, entering fiscal 1997. As previously indicated, these higher inventories will significantly impact 1997 domestic industry shipments and are affecting the Company's revenues and earnings, particularly in the first fiscal half, compounding the negative effect of this traditional off-season period.

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations
                         Operating Results as Percent of Net Sales
                         Second Fiscal Quarter          Six Months
                           1997      1996           1997        1996
Gross profit               23.6%     20.4%          22.9%       21.3%
Selling, general
 and administrative
 expense                   15.4%      7.8%          19.9%       11.8%
Operating income            8.2%     12.6%           3.0%        9.6%
Net interest expense        2.2%      1.1%           1.4%         .4%
Pre-tax income              5.9%     11.6%           2.0%        9.3%


Second Quarter

Net sales in the second quarter ended February 28, 1997 amounted to $60.6 million, a decrease of 31%, following the cool summer, from $88.3 million in the same period a year earlier. The prior quarter results reflected strong domestic demand for room air conditioners following three consecutive hot summers. Lower sales reflect the impact of the end-of-season industry inventories.

Gross profit percentage increased to 23.6% from 20.4% in the prior period primarily due to customer and product mix changes.





<Page 9>


Selling, general and administrative expenses increased as a percentage of net sales from the prior year as a result of expenses related to the merged operations and the Company's expanding infrastructure to support its growing international business. In the 1997 quarter, these expenses amounted to a net increase of $2.3 million from the prior year quarter.

Net interest expense of $1.3 million increased primarily due to the assumption of 8.5% convertible subordinated debentures due in 2012 from the merger of NYCOR into the Company.

Net income of $2.5 million compared to net income of $6.4 million during the same period in the prior year.

Six Months

For the first six months of fiscal 1997, sales were $93.7 million, a decline of 19% from $116.1 million in the comparable 1996 period. The sales decrease during the six-month period reflects the large end-of-season industry inventories of room air conditioners compared to the prior year, when industry inventory levels were low.

Gross profit margin percentage increased during the first six months, compared to the same period in fiscal 1996, due to a change in customer and product mix offset, in part, by less factory overhead absorption as a result of lower production levels.

Selling, general and administrative expenses increased as a percentage of net sales from the prior year as a result of expenses related to the merged operations and the Company's expanding infrastructure to support its growing international business. For the six-month period, these expenses amounted to a net increase of $4.8 million compared to the same period in fiscal 1996.

Net interest expense increased as a percentage of net sales during the fiscal 1997 period due primarily to the 8.5% convertible subordinated debentures due in 2012 assumed in the merger of NYCOR into the Company, offset by higher interest income during the period.

The Company's net income decreased to $1.3 million from $6.7 million in fiscal 1996 and reflects a tax rate of 34% versus 38% in the prior year as a result of a change in the estimate of the Company's fiscal 1997 tax rate.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand at February 28, 1997 is primarily at the Chinese joint venture, Fedders Xinle Co. Ltd. ("Fedders Xinle").




<Page 10>

Net cash used in operations for the six months ended February 28, 1997, amounted to $109.5 million. The principle use of this cash was to produce finished goods for the seasonal requirements, which are heaviest in the third fiscal quarter. Inventories increased to $133.7 million at February 28, 1997 versus $109.0 million a year earlier. The increase includes $15.4 million of inventory related to the merged operations.

Net cash used in investing activities consisted primarily of capital expenditures of $5.2 million in the first six months of fiscal 1997.

Net cash provided by financing activities during the six-month period amounted to $30.3 million. The Company's short-term revolving credit facility, with a commercial finance company was increased to $50 million from $40 million and the rate of interest on the facility was reduced to the prime rate from the prime rate plus 1.5%. Dividend payments amounted to $2.7 million in the first six months of fiscal 1997. In September 1996, the Company announced its intention to repurchase up to $25 million of Class A and/or Common Stock. Through February 1997, the Company acquired 2.25 million shares of Class A Stock at an average price of approximately $5.75, or a total of $13 million. At February 28, 1997, the Company had short-term borrowings of $46.5 million.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

Recent Pronouncements of the Financial Accounting Standards Board

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("FASB 128"), which establishes standards for computing and presenting earnings per share. FASB 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. For the three and six month periods ended February 28, 1997, the impact of FASB 128 on the computation of earnings per share was not material. For the quarter and six month periods ended February 29, 1996 pro-forma basic earnings per share, under the provisions of FASB 128, would have been $0.16 and $0.17, respectively and pro-forma diluted earnings per share, under the provisions of FASB 128, would have been $0.15 and $0.16, respectively.

Forward looking statements are made within the "safe-harbor" clause of the Private Securities Litigation Reform Act of 1995.

PART II  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on March 11, 1997 to:


i. Consider and act upon a proposal to amend Article SIXTH of the Company's Restated Certificate of Incorporation to eliminate the separation of the Company's Board of Directors into three separate classes and to replace it with a Board of Directors that is elected on an annual basis;

ii. Elect three (3) directors to serve for a term of three (3) years; provided, however, that, if Proposal 1 is approved, the term of all directors in office at the time the amendment to the Charter contemplated by Proposal
1 becomes effective shall expire at the annual meeting of stockholders to be held in 1998 or at such time as their successors shall be elected and shall have qualified;

iii. Consider and act upon a proposal to repeal Article EIGHTH of the Company's Restated Certificate of Incorporation in its entirety which requires the affirmative vote of four-fifths (4/5) of the outstanding shares of the Company's capital stock entitled to vote for the approval of any of a series of corporate takeover transactions initiated by a single person or entity, or group of persons or entities, owning more than five percent (5%) of the outstanding voting stock of the Company;

iv. Consider and act upon a proposal to repeal Article NINTH of the Company's Restated Certificate of Incorporation in its entirety which requires the affirmative vote of two-thirds (2/3) of the Company's outstanding capital stock entitled to vote for the approval of a merger, consolidation, or other disposition of all or substantially all of the Company's assets;

v. Ratify the appointment of BDO Seidman, LLP as the Company's independent auditors for the ensuing fiscal year.

On all matters considered at the Annual Meeting, the vote was

1. The amendment of Article SIXTH: Common Stock - 13,289,630 for, 455,926 against and 114,326 abstained, Class B Stock - 2,265,506 for, and 100 against.

2. (i)   Mr. Sal Giordano, Jr. nominee for Director: 18,889,213 for, and
437,695 votes withheld.

   (ii) Mr. Sam Muscarnera nominee for Director: 18,903,401 for, and 423,507votes withheld.

   (iii) C. A. Keen nominee for Director: 18,809,609 for, and 437,299 votes withheld.

3. Proposal to repeal Article EIGHTH did not receive the requisite vote for approval and voting was extended until April 11, 1997.

4. Repeal of Article NINTH: Common Stock - 13,018,456 for, and 622,551 against and 218,875 abstained; Class B Stock - 2,265,406 for, and 200 against.

5. Ratification of BDO Seidman, LLP as independent auditors: 18,837,964 for, 295,334 against and 193,610 abstained.


Item 6.  Exhibits and Reports on Form 8-K

(b)Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FEDDERS CORPORATION



                                    By
                                       Thomas A. Kroll
                                       Corporate Controller






Date: April 7, 1997                Signing both in his capacity as
                                   Corporate Controller and on behalf
                                   of the registrant.