Form 10-Q
period 1997-05-31
FEDDERS CORP /DE
filed 1997-07-14
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended May 31, 1997 or

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

P.O. Box 813
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

                     Yes  X        No

As of June 30, 1997, the registrant has outstanding 18,989,798 shares of Common Stock, 15,934,984 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock), 2,266,606 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) and 7,514,461 shares of Convertible Preferred Stock (which is convertible into Class A Stock on a share-for-share basis.)

FEDDERS CORPORATION


INDEX

                                                            Page
                                                           Number
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                           3
Consolidated Balance Sheets                                   4-5
Consolidated Statements of Cash Flows                           6
Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        8-11


Part II  OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security
         Holders                                               12

Item 6.  Exhibits and Reports on Form 8-K                      12

SIGNATURE                                                      13


PART I FINANCIAL INFORMATION
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

                                    THIRD QUARTER          NINE MONTHS
                                       MAY 31,                MAY 31,
                                    1997      1996         1997     1996

Net sales and other income      $143,776   $173,868    $237,456   $290,004
Cost of sales                    112,934    136,009     185,158    227,363
Selling, general and
 administrative expense           10,221      9,035      28,904     22,686
                                 123,155    145,044     214,062    250,049

Operating income                  20,621     28,824      23,394     39,955
Minority interest in joint
 venture loss                       -            84         457        237
Net interest expense              (1,468)      (708)     (2,782)    (1,164)
Income before income taxes        19,153     28,200      21,069     39,028
Federal, state and foreign
 income taxes                      6,513     10,770       7,164     14,885

Net income                        12,640     17,430      13,905     24,123

Less: Preferred Stock dividend
 requirement                         726        -         2,178        -
Income attributable to common
 stockholders                   $ 11,914   $ 17,430    $ 11,727   $ 24,143

Primary earnings per share      $   0.30   $   0.42    $   0.28   $   0.58

Fully diluted earnings
 per share                      $   0.27   $   0.42    $   0.29   $   0.58

Dividends per share declared:
 Common                         $   0.020      0.020   $   0.060  $   0.060
 Class A                            0.020      0.020       0.060      0.060
 Class B                            0.018      0.018       0.054      0.054
 Convertible Preferred              0.095        -         0.190       -

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

                                    MAY 31,       AUGUST 31,     MAY 31,
                                     1997          1996           1996
ASSETS:
Current assets:
 Cash                             $ 7,528        $ 90,295      $ 24,064

 Accounts receivable (less
  allowance of $2,984, $1,952,
  and $2,133 at May 31, 1997,
  August 31, 1996 and
  May 31, 1996, respectively)      67,506           7,975        86,611
 Inventories:
  Finished goods                   53,633          21,711        25,537
  Work in process                   5,929           6,652         3,475
  Raw materials and supplies       31,033          25,083        21,682
                                   90,595          53,446        50,694
 Deferred tax benefit               3,584           3,584         2,954
 Prepaid expenses                   4,541           3,366         3,207
    Total current assets          173,754         158,666       167,530
Property, plant and equipment
 at cost:
 Land and improvements              3,929           3,830         1,365
 Buildings                         24,117          23,915        14,078
 Machinery and equipment           85,271          84,887        63,947
 Machinery and equipment under
  capital lease                     8,191           8,191           -
                                  121,508         120,823        79,390
 Less accumulated depreciation     58,237          57,951        42,032
                                   63,271          62,872        37,358

Deferred income taxes               7,364           7,364         1,277
Goodwill                           57,329          58,556            -
Other assets                        3,557           2,762         6,883

                                $ 305,275        $290,220      $213,048

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data) (unaudited)

                                     MAY 31,      AUGUST 31,   MAY 31,
                                      1997          1996        1996
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing               $ 26,271           -       $    -
 Current portion of long-term debt     1,843      $  1,889          590
 Accounts payable                     20,891        16,514       24,040
 Income taxes payable                 10,361        15,391       17,132
 Accrued expenses                     42,576        38,055       42,971
   Total current liabilities         101,942        71,849       84,733
Long-term debt                        37,286        38,517       10,733
Other long-term liabilities           13,510        14,495        6,542
Minority interest in joint venture     5,151         5,608        5,425
Stockholders' equity:
 Preferred Stock, $1 par value,
   15,000,000 shares authorized,
   7,514,461 and 7,643,061 issued
   at May 31, 1997 and
   August 31, 1996, respectively       7,514         7,643          -
 Common Stock, $1 par value,
   80,000,000 shares authorized
   18,989,798 issued at May 31,
   1997 and August 31, 1996 and
   18,989,306 issued at May 31,       18,990        18,990       18,989
   1996, respectively
 Class A Stock, $1 par value,
   60,000,000 shares authorized,
   19,944,987, 19,415,916 and
   19,251,531 issued at May 31,
   1997, August 31, 1996 and
   May 31, 1996, respectively         19,945        19,416       19,252
 Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,266,606, 2,266,706 and
   2,267,198 issued at May 31,
   1997, August 31, 1996 and
   May 31, 1996, respectively          2,267         2,267        2,267
 Additional paid-in capital           88,595        87,728       47,558
 Retained earnings                    33,579        23,865       17,701
 Cumulative translation adjustment      (181)         (158)        (152)
                                     170,709       159,751      105,615
 Less treasury stock, at cost,
   4,052,600 shares of Class A Stock (23,323)           -           -
     Total stockholders' equity      147,386       159,751      105,615

                                    $305,275      $290,220     $213,048

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

                                                  NINE MONTHS ENDED MAY 31,
                                                    1997          1996
Cash flows from operations:
 Net income                                       $ 13,905      $ 24,143
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                     7,433         3,281
   Changes in operating assets and liabilities:
    Accounts receivable                            (59,531)      (76,335)
    Inventories                                    (37,149)      (15,972)
    Other current assets                            (1,175)       (1,213)
    Other assets                                      (900)         (721)
    Accounts payable                                 4,377        15,790
    Accrued expenses                                 4,521        22,092
    Income tax payable                              (5,030)           -
    Other long-term liabilities                       (985)          123
    Other                                              (23)         (167)
     Net cash used in operations                   (74,557)      (28,979)

Cash flows from investing activities:
 Additions to property, plant and equipment         (6,574)       (6,379)
 Disposals of property, plant and equipment             74            34
 Minority interest in joint venture                   (457)         (237)
     Net cash used in investing activities          (6,957)       (6,582)

Cash flows from financing activities:
 Increase in short-term borrowing                   26,271            -
 Repayments of long-term debt                       (1,277)         (493)
 Proceeds from stock options exercised               1,267         1,498
 Repayment of Fedders Xinle short-term debt              -        (3,396)
 Net proceeds from Fedders Xinle
  long-term financing                                    -         6,710
 Repurchase of Class A Stock                       (23,323)          -
 Cash dividends                                     (4,191)       (2,401)
     Net cash (used in) provided by
      financing activities                          (1,253)        1,918

Net decrease in cash and cash equivalents          (82,767)      (33,643)
Cash and cash equivalents at beginning of period    90,295        57,707

Cash and cash equivalents at end of period        $  7,528      $ 24,064

 Supplemental disclosure:
 Net interest paid                                $  1,996      $  1,824
 Net income taxes paid                              12,047         1,989

See accompanying notes

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. In August 1996, following stockholder approval, NYCOR, Inc ("NYCOR"), a manufacturer of rotary compressors through its subsidiary Rotorex Company, Inc. and thermoelectric modules through its subsidiary Melcor Corporation, was merged into the Company. The accounts of the merged operations are reflected in the consolidated financial statements of the Company for the periods ended May 31, 1997.

B. Primary earnings per share are computed by dividing income attributable to common stockholders by the weighted average number of shares of Common, Class A and Class B Stock and other common stock equivalents outstanding:
39,605,000 and 41,704,000 in the third quarter of 1997 and 1996 and 41,250,000 and 41,281,000 for the nine months ended May 31, 1997 and May 31, 1996, respectively. Fully-diluted earnings per share are computed by dividing net income by the weighted average number of Common, Class A, Class B and other common stock equivalents outstanding (assuming conversion of the Convertible Preferred Stock): 47,123,000 and 41,704,000 in the third quarter of 1997 and 1996 and 48,768,000 and 41,281,000 for the nine months ended May 31, 1997 and 1996, respectively.

C. Pursuant to the Company's stock option plans, options to purchase 400,471 shares of Class A Stock were exercised during the first nine months of fiscal 1997.

D. In September 1996, the Company announced a stock repurchase of up to $25 million of Common and/or Class A Stock. For the year, the Company has purchased a total of 4.0 million shares of Class A Stock for $23.3 million or approximately $5.75 per share.

E. During the second quarter, the Company's revolving credit facility was increased to $50 million. The rate of interest charged on outstanding borrowings under the credit facility was reduced to the prime rate of interest from the prime rate plus 1.5% and the expiration of the facility was extended to February 1, 2000.

F. The financial information included herein is unaudited; however, such information reflects all adjustments which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal. Operating results for the quarter and nine-month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997.

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

Cool summer weather in key U.S. markets in fiscal 1996 increased industry inventories at some manufacturers, excluding the Company, and at retailers at the beginning of fiscal 1997. As previously announced, these higher industry inventories have reduced industry domestic shipments in 1997 and are impacting the Company's domestic revenues and earnings. Sales for the full fiscal year 1997 will decline from fiscal 1996 - even including international sales in excess of $40 million plus domestic sales from operations acquired last August.

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations
                         Operating Results as Percent of Net Sales
                          Third Fiscal Quarter        Nine Months
                           1997      1996           1997        1996
Gross profit               21.5%     21.8%          22.0%       21.6%
Selling, general
 and administrative
 expense                    7.1%      5.2%          12.2%        7.8%
Operating income           14.3%     16.6%           9.9%       13.8%
Net interest expense        1.0%      0.4%           1.2%        0.4%
Pre-tax income             13.3%     16.2%           8.9%       13.5%


Third Quarter

Net sales in the third quarter ended May 31, 1997 amounted to $143.8 million, a decrease of 17% from $173.9 million in the same period a year earlier and about the same as sales of $145.9 million in the third quarter of fiscal 1995. The 1996 third quarter results reflected strong domestic demand for room air conditioners following three consecutive hot summers. Lower sales in the fiscal 1997 quarter reflect the impact of the end-of-season industry inventories following the cool summer of 1996.

Gross profit percentage decreased only slightly in the 1997 quarter to 21.5% compared with 21.8% in the prior period, despite the sales decline.



<Page 9>


Selling, general and administrative expense ("SG&A") increased by $1.2 million as a result of expenses related to the merged operations and the Company's expanding infrastructure to support its growing international business.

Net interest expense of $1.5 million increased from $708,000 in the 1996 quarter, primarily due to the assumption of 8.5% Convertible Subordinated Debentures due 2012 from the merger of NYCOR into the Company and also due to increased borrowings in the quarter.

Net income decreased to $12.6 million compared to net income of $17.4 million during the same period in the prior year.

Nine Months

For the first nine months of fiscal 1997, sales totaled $237.5 million, a decline of 18% from $290.0 million in the comparable 1996 period and similar to the $238.4 million of net sales in the 1995 nine-month period. The sales decrease during the nine-month period reflects the large end-of-season industry inventories of room air conditioners at some manufacturers, excluding the Company, and at retailers due to cool summer weather in 1996. This compared to the prior year when industry inventory levels were low following three hot summers in a row. The domestic sales decline was offset, in part, by an increase in other sales, primarily international.

Gross profit decreased by $10.3 million in the period due to lower sales. Gross profit as a percentage of sales increased slightly during the first nine months, compared to the same period in fiscal 1996. The margin increase is due to changes in customer and product mix offset, in part, by lower absorption of factory overhead expense as a result of lower production levels.

SG&A increased to 12.2% of net sales due, in part, to lower sales. SG&A increased by $6.2 million from the prior year primarily due to expenses related to the merged operations, including $1.2 million for amortization of goodwill and research and development expense of $1.5 million. SG&A in fiscal 1997 also increased due to the Company's expanding infrastructure to support the future growth of international business.

Net interest expense increased by $1.6 million during the fiscal 1997 period due primarily to the 8.5% Convertible Subordinated Debentures due 2012 assumed in the merger of NYCOR into the Company.









<Page 10>



The Company's net income decreased to $13.9 million from $24.1 million in fiscal 1996 and reflects an estimated tax rate of 34% versus 38% in the prior year.

The Preferred Stock dividend requirement of $2.2 million is due to issuance of Preferred Convertible Stock as payment for the NYCOR merger.


Liquidity and Capital Resources

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand at May 31, 1997 of $7.5 million includes $4.1 million at the Chinese joint venture, Fedders Xinle Co. Ltd. ("Fedders Xinle").

Net cash used in operations for the nine months ended May 31, 1997, amounted to $74.6 million. The principal use of this cash was to produce finished goods for seasonal requirements, which are heaviest in the third fiscal quarter. Inventories increased to $90.6 million at May 31, 1997 versus $50.7 million a year earlier. The increase includes $20.0 million of inventory related to the merged operations and to support international requirements.

Net cash used in investing activities of $7.0 million consisted primarily of capital expenditures of $6.6 million in the first nine months of fiscal 1997.

Net cash used in financing activities during the nine-month period amounted to $1.3 million. The Company's short-term revolving credit facility was increased to $50 million from $40 million and the rate of interest on the facility was reduced to the prime rate from the prime rate plus 1.5%. At May 31, 1997 the Company had short-term borrowings of $26.3 million, all of which was repaid as of June 30, 1997. In September 1996, the Company announced its intention to repurchase up to $25 million of Class A and/or Common Stock. Through May 1997, the Company acquired 4.0 million shares of Class A Stock at an average price of approximately $5.75, or a total of $23.3 million. Dividend payments amounted to $4.2 million in the first nine months of fiscal 1997.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

Recent Pronouncements of the Financial Accounting Standards Board

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
( FASB 128"), which establishes standards for computing and presenting earnings per share. FASB 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. For the three and nine month periods ended May 31, 1997, pro-forma basic earnings per share would have been $0.32 and $0.30 under the provision of FASB 128 and diluted earnings per share would have been $0.33 and $0.36 respectively. For the quarter and nine month periods ended May 31, 1996 pro-forma basic earnings per share, under the provisions of FASB 128, would have been $0.43 and $0.60, respectively and pro-forma diluted earnings per share, under the provisions of FASB 128, would have been $0.42 and $0.58, respectively.

Forward looking statements are made within the "safe-harbor" clause of the Private Securities Litigation Reform Act of 1995.

PART II  OTHER INFORMATION



Item 4.  Submission of Matter to a Vote Of Security Holders

The Company reconvened its Annual Meeting of Stockholders on June 11, 1997 to vote on the proposal Number Three to repeal Article EIGHTH of the Company's. Restated Certificate of Incorporation. The proposal passed by a vote of 17,020,463 for, and 675,062 against, with 349,739 abstaining.


Item 6.  Exhibits and Reports on Form 8-K

(b)Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FEDDERS CORPORATION



                                    By /s/ Thomas A. Kroll
                                       Corporate Controller






Date: July 14, 1997                 Signing both in his capacity as
                                    Corporate Controller and on behalf
                                    of the registrant.