Form 10-K
period 1997-08-31
FEDDERS CORP /DE
filed 1997-12-01
CIK 744106

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1997

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

As of the close of business on October 31, 1997, there were outstanding 18,989,898 shares of the Registrant's Common Stock, 21,850,432 shares of Class A Stock and 2,266,606 shares of its Class B Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of November 25, 1997 was $209,409,090. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

FEDDERS CORPORATION
FORM 10-K ANNUAL REPORT
SEPTEMBER 1, 1996 TO AUGUST 31, 1997

TABLE OF CONTENTS

                                                           PAGE
PART I

Item  1.  Business                                           1
Item  2.  Properties                                        10
Item  3.  Legal Proceedings                                 11
Item  4.  Submission of Matters to a Vote of
          Security Holders                                  12

PART II

Item  5.  Market for Registrant's Common Equity
          and Related Matters                               13
Item  6.  Selected Financial Data                           14
Item  7.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                     15
Item  8.  Financial Statements and Supplementary Data       18
Item  9.  Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                              18

PART III
Item 10.  Directors and Executive Officers of the
          Registrant                                        19
Item 11.  Executive Compensation                            20
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             20
Item 13.  Certain Relationships and Related
          Transactions                                      20

PART IV
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                           21

<Page 1>

PART I

ITEM  1.  Business

(a)  General Development of Business

Fedders Corporation (the "Company" or the "Registrant") is a holding company which the Company believes, through its wholly-owned operating subsidiaries, is the largest manufacturer of room air conditioners in North America based on units sold. An industry innovator for the past
50 years, the Company has increased its U.S. market share to an estimated 30% in fiscal 1997 from approximately 20% in fiscal 1993. The
Company manufactures and sells a full line of room air conditioners
(including window, split-type and through-the-wall units) and dehumidifiers, principally for use in U.S. residential markets. The
Company's products are marketed under the FEDDERS, EMERSON QUIET KOOL and AIRTEMP brand names primarily to national and regional retail chains, home improvement centers, and buying groups, as well as to distributors and, under private label, to retailers and other original equipment manufacturers ("OEMs"), including other room air conditioner manufacturers.

The Company believes its market share growth and profitability have been primarily attributable to its: (i) low cost production achieved through continuous manufacturing improvements and global sourcing; (ii) broad range of high quality products with strong brand recognition; (iii) strong relationships with leading retailers; (iv) accurate-response manufacturing and just-in-time delivery capabilities; and (v) principal focus on one product.

In August 1996, the Company merged with NYCOR, Inc. (the "Merger") which, through its subsidiary Rotorex, manufactured rotary compressors principally for use in room air conditioners and, through its subsidiary
Melcor, manufactured specialized thermoelectric heating and cooling modules. Rotorex has been the primary supplier of compressors to the Company for use in its room air conditioners for 25 years. The Company believes that a dedicated supply of compressors is critical to the Company's accurate-response and just-in-time delivery of its seasonal products. The supply of compressors from Rotorex and from its Asian licensees, also is strategically important for the Company's international growth, since the largest global competitors dominate world compressor supplies.

The Company believes it is well positioned to continue building on its U.S. market strength while simultaneously directing many of its resources toward penetration of the much larger and rapidly expanding global market. Industry sources estimate the worldwide market to be nearly five times as large as the domestic market, as measured in the number of units shipped annually. In November 1995, the Company entered into the Fedders Xinle Co., Ltd. ("Fedders Xinle" or "FX") joint venture
<Page 2>

with the Ningbo General Air Conditioner Factory of Ningbo, China.
Fedders Xinle is 60% owned by the Company and intends to market its products both within China and, through Fedders International, Inc., to export markets around the world. FX manufactures split-type units, in which the condensing unit is installed separately outdoors, as well as window air conditioners.

Unless otherwise indicated, all references herein to the "Company" or the "Registrant" include Fedders Corporation and its principal operating subsidiaries, Fedders North America, Inc. ("Fedders NA"), Emerson Quiet
Kool Corporation ("EQK"), Columbia Specialties, Inc. ("CSI"), Fedders
Inc. ("FC"), Fedders International, Inc. ("FI"), Rotorex Company, Inc.
("Rotorex") and Melcor Corporation ("Melcor"). EQK, CSI, Rotorex, FC and a Mexican sales subsidiary, Fedders de Mexico S.A. de C.V., are wholly owned subsidiaries of Fedders NA. FI has a Singapore subsidiary, Fedders Asia Pte. Ltd. ("Fedders Asia"), a Chinese trading company subsidiary, Fedders International Trading Co. ("FIT").

(b)  Financial Information About Industry Segments

The Company operates in one industry segment. See Note 8 of the Notes to Consolidated Financial Statements at page F13 herein.

(c)  Narrative Description of Business

Room Air Conditioners and Dehumidifiers

Products and Markets

The Company manufactures and sells a complete line of window and through-the-wall room air conditioners domestically, principally for the residential market. The Company's air conditioners are manufactured in capacities ranging from 5,000 BTU (British Thermal Units) to 32,000 BTU.
These models comprise distinct product lines marketed by the Company primarily under the brands FEDDERS, EMERSON QUIET KOOL and AIRTEMP. The
Company also manufactures products under various private labels.  The
Company has positioned its brands across most price points, emphasizing quality and value for retailers and consumers.

The Company manufactures and markets a line of household dehumidifiers, ranging in capacity from 30 to 50 pints per 24 hours, and its Rotorex subsidiary manufactures and sells a broad line of rotary compressors, principally for use in the Company's room air conditioners but also for sale to other manufacturers of air conditioners. Third party sales of compressors represent less than 1% of total sales of the Company.

Fedders Xinle also manufactures split-type room air conditioners, in which the condensing unit is installed separately outdoors, as well as window air conditioners in capacities from 7,000 to 40,000 BTU, for both residential and commercial use in international markets.
<Page 3>

Marketing

In North America, the Company markets room air conditioners and dehumidifiers principally to national and regional retail chains, home improvement centers and retail buying groups. These retail chains and retail buying groups (comprising retailers which negotiate as groups the prices at which they will purchase the Company's products) represent approximately 10,000 retail outlets marketing room air conditioners throughout the United States. The Company also markets its air conditioners under private label to both retailers and OEMs.

The Company's North American sales, marketing and service departments are headquartered in Whitehouse, New Jersey. The 25 sales persons, in conjunction with marketing employees, are proactive in working with customers to assist them in maximizing their profitability and market share through responsive changes in product mix and marketing.
Utilizing eight regional distribution centers, the Company provides next-day delivery to all major U.S. markets, which is critical during heat waves that stimulate retail sales. Additionally, the Company has instituted computerized systems, including electronic data interchange
(EDI), to accommodate major high-volume retailers that require suppliers to replenish inventories frequently and on short notice.

To support and service its customers and the ultimate consumer, the Company has established a network of more than 3,000 independent servicers throughout the United States. These independent servicers are local tradespeople who are screened and monitored by the Company.

The Company promotes its FEDDERS and EMERSON QUIET KOOL brands of air conditioners through advertising, primarily in trade publications. Many of the Company's customers advertise and promote the Company's products at their own expense.

The Company is investing much of its planning and resources to penetrate the much larger and rapidly growing international market for room air conditioners. The Company believes that the market, in units, for room air conditioners outside of North America is approximately five times the size of the U.S. market. Demand for air conditioners outside of North America accelerated in recent years and continues to grow rapidly with the increase in disposable income of populous nations in hot weather climates. The Company has participated in international markets for nearly 40 years and has licensees in several countries.

Management believes that international sales afford greater growth potential than the U.S. market, while reducing the Company's dependence on summer weather in North America. The Company's international sales organization is headquartered in Liberty Corner, New Jersey and has offices in Singapore, the United Kingdom and Miami, and representative offices in China and Japan. FI exhibits its products globally at industry trade shows.
<Page 4>


The Company believes it can compete cost-effectively abroad based on its global sourcing network that currently delivers components from around the world to three U.S. plants and to FX.

The Company expects to increase its participation overseas through strategic alliances, primarily under production and joint venture agreements, based in part on its expertise, technological capability and well-established global sourcing program. With the establishment of Fedders Xinle, the Company is strategically positioned to: sell FEDDERS brand products in China and into low-import-duty markets outside of China; provide private label products for OEMs with established sales and service organizations worldwide, including China; and establish assembly operations within each major trading block that has protective duties in order to import subassemblies or semi-finished goods from the China facility.

Production

The Company currently manufactures its air conditioners in two owned facilities in the United States -- a 650,000 square foot facility in Effingham, Illinois and a 232,000 square foot facility in Columbia, Tennessee -- with a combined annual capacity of approximately 2,000,000 units. The Company has sufficient production capacity for domestic needs for the foreseeable future.

The Company also manufactures air conditioners, through Fedders Xinle, in a facility owned by the joint venture in Ningbo, People's Republic of China. Capacity of the facility, which currently is approximately
200,000 air conditioners, is being increased to 500,000 units.

Rotorex currently manufactures all of its compressors in a 200,000 square foot facility owned by Rotorex in Walkersville, Maryland.
Rotorex recently made several investments to enhance manufacturing efficiencies, including automation of the assembly process. The current capacity of approximately 1,500,000 units is sufficient to meet compressor requirements of the Company and Rotorex's other compressor customers.


Melcor

Products

Melcor manufactures solid state heat pump modules that utilize electricity to perform the same cooling and heating functions as refrigerant-based compressors and absorption refrigerators.

Melcor's modules are typically used in applications with special requirements, such as limited space, lightweight cooling requirements or
<Page 5>

a space existing under special environmental conditions. They are also used for precise temperature control by reversing the electric current to cycle from cooling to heating.

Melcor's customers are original equipment manufacturers that primarily use the modules for cooling purposes in applications such as refrigerators, laboratory, scientific, medical and restaurant equipment and telecommunications and computer equipment.

Melcor's products are sold under the trademarks MELCOR and FRIGICHIPS.

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



Sources and Availability of Raw Materials

The principal raw materials used for production of room air conditioners are steel, copper and aluminum, which the Company obtains from domestic and foreign suppliers. The Company also purchases from other domestic and foreign manufacturers certain components, including thermostats, compressors, motors and electrical controls, used in its products. The
Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

Quality Assurance

One of the key elements of the Company's strategy is a commitment to a single worldwide standard of quality. Each of the Company's U.S.
manufacturing facilities has earned the highest level of certification -
- ISO 9001 -- for its quality management system under the International
Standards Organization. The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility. The same level of quality will be required at all international manufacturing facilities as well, including Fedders Xinle.
<Page 6>


The Company's product is backed by a warranty policy that generally provides five-year coverage for sealed systems including compressors, two-year coverage on motors and one-year coverage on all other parts and labor related to air conditioners sold in North America.

Patents, Trademarks, Licenses and Concessions Held

The Company owns a number of trademarks. While the Company believes that its trademarks, such as, FEDDERS, EMERSON QUIET KOOL and AIRTEMP, ROTOREX, MELCOR and FRIGICHIPS are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.

Seasonality of Business

The Company's results of operations and financial condition are principally dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year. See "Management's Discussion and Analysis of Results of
Operations and Financial Condition," at pages 15 through 17 herein.

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

Information with respect to the Company's warranty and return policy is provided in Note 1 of the Notes to Consolidated Financial Statements at page F7 herein.

See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 14 through 16 herein.


<Page 7>

Backlog

The Company's fiscal year end (August 31) coincides with the end of the seasonal room air conditioner sales cycle. Accordingly, backlog at this time of the year is insignificant.

Competition

Domestically, the Company's competitors include a number of domestic and foreign manufacturers of air conditioners and appliances, including
Whirlpool Corporation, Frigidaire Company, Matsushita Electric
Industrial Co., Ltd. and Sharp Corporation. Many of the Company's competitors are substantially larger and have greater resources than the Company. The Company competes principally on the basis of price, quality and its ability to deliver product and service to its customers on a just-in-time basis. The Company believes that it competes effectively with its multiple brand strategy of providing competitively priced, high quality products on a just-in-time basis.

Internationally, competitors vary depending on the market. Some markets, such as China, are served by many local manufacturers. Other markets are dominated by foreign manufacturers of air conditioners and electronics products including Matsushita Electric Industrial Co., Ltd.,
Toshiba Corporation, Hitachi, Ltd., Mitsubishi Electric Corporation and
Sanyo Electric Trading Co., Ltd., all of which also manufacture compressors. The Company believes that it can compete effectively with its strategy of manufacturing low cost air conditioners locally, controlling its supply of compressors and utilizing its global sourcing network.

Research and Development

Research and development of room air conditioner technology and design is conducted at the Effingham, Illinois facility, and compressor research and development is based at the Frederick, Maryland facility.
During fiscal 1996, the Company established a research and design center in Princeton, New Jersey for the development of innovative, non-vapor compression products that will take advantage of the Company's domestic distribution strengths. In fiscal 1997, the Company spent approximately
$6.2 million on research and development, including activities at its Singapore facility which focuses on products for the international market.

Environmental Protection

The Company's operations are subject to various United States and foreign environmental statutes and regulations, including laws and regulations dealing with storage, treatment, discharge and disposal of hazardous materials, substances and wastes and that affect the production of chemical refrigerants used in the operation of some of the
<Page 8>

Company's products. The refrigerant used in room air conditioners is an HCFC that is to be phased out of use in new products on January 1, 2010 in the United States. Chemical producers are currently developing environmentally acceptable alternative refrigerants for use in room air conditioners that are expected to be available in advance of any now-proposed phase-out deadlines for the current refrigerant. Modifications to the design of the Company's products may be necessary in order to utilize alternative refrigerants. The cost of the substitution of alternative refrigerants is not currently expected to have a material adverse impact on the Company.

The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company did not make capital expenditures on environmental matters during the year ended
August 31, 1997 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on such items in the fiscal year ending
August 31, 1998.

The Company has recently been identified as a potentially responsible part ("PRP") by the federal Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act of
1980, as amended ("CERCLA"), at the PCB Treatment Inc. Site (the "Site") located in Kansas City, Kansas and in Kansas City, Missouri, based on the delivery there of certain materials from its Effingham, Illinois facility. CERCLA imposes strict and, in certain circumstances, joint and several liability on PRP's for response costs and natural resource damages at waste sites. In view of the substantial number of other
PRP's at the Site and the relatively small volume of material sent by the Company to the Site, the Company does not believe it will incur any material liability for this matter.

The Company has identified a groundwater problem at its Walkersville, Maryland facility and has been advised of a potential air pollution problem at its Effingham, Illinois facility. Based upon available information, the Company does not expect the cost of investigation or any required remediation relating to these matters to have a material adverse effect on its results of operations.



Employees

The Company has approximately 2,700 employees, including approximately
500 employees at Fedders Xinle. Contracts with two unions representing employees of the Effingham, Illinois plant are scheduled to expire in October 1998. Another union contract covering Rotorex employees expired in August 1997. The Company and the union representing employees of Rotorex were unable to reach agreement prior to the expiration, and the employees covered by the collective bargaining agreement struck.
Rotorex continues to operate using temporary replacement workers.  The
Company considers its relations with its employees to be generally satisfactory.

International Sales

For information with respect to international sales of the Company's products, see Note 8 of the Notes to Consolidated Financial Statements at page F13 herein. Future sales are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

<Page 10>

Item 2.   Properties

The Company owns or leases the following primary facilities:
                                                   Approximate Square
Location                Principal Function         Feet of Floor Area

Liberty Corner,         Corporate and                     25,000
New Jersey              International
(Leased)                Headquarters

Effingham, Illinois     Manufacturing                    650,000
(Owned)

Columbia, Tennessee     Manufacturing                    232,000
(Owned)

Frederick, Maryland     Manufacturing of                 200,000
(Owned)                 rotary compressors

Whitehouse,             Fedders NA                        17,000
New Jersey (Leased)     Headquarters

Singapore               Research and Design               14,600
(Leased)                Center

Lawrence Township,      Manufacture of Melcor             15,000
New Jersey (Owned)      components

Lawrence Township,      Assembly of Melcor modules        22,400
New Jersey (Leased)

Princeton, New Jersey   Research and Design Center         6,000
(Leased)



The Effingham, Illinois facility is subject to a mortgage securing a $3.9 million, 1% promissory note payable over the next 11 years to the State of Illinois. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

<Page 11>

Item 3.  Legal Proceedings

Not applicable.

<Page 12>

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.
<Page 13>

PART II


Item 5.  Market for Registrant's Common Equity and Related Matters

The Company's Common and Class A Stock are listed on the New York Stock
Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of October 31, 1997, there were 3,464 holders of Common Stock, 3,351 holders of Class A Stock, 98 of Convertible Preferred Stock, which was fully redeemed in September 1997 and 14 holders of Class B Stock. For information with respect to the Company's Common Stock, Class A Stock,
Convertible Preferred Stock and Class B Stock, see Notes 9 and 10 on pages F15 and F16, which Notes are incorporated herein by reference.

<Page 14>

Item 6.  Selected Financial Data (1)

(Amounts in thousands, except per share data)
                           1997        1996     1995      1994        1993
Net sales                 $314,100   $371,772  $316,494  $231,572   $158,602
Gross profit                70,076     83,028    67,125    49,263     27,744
Percent of net sales          22.3       22.3      21.2      21.3       17.5
Operating income            31,729     50,988    37,653    23,905      1,907
Percent of net sales          10.1       13.7      11.9      10.3        1.2
Pre-tax income (loss)       28,867     50,266    35,691    19,803     (2,340)
Percent of net sales           9.2       13.5      11.3       8.6       (1.5)

Net income (loss)(2)      $ 18,764   $ 31,158  $ 29,504  $ 20,989   $ (1,775)
Net income (loss)
 attributable to
 common stockholders        16,344     31,007    29,504    20,989     (1,775)
Net income (loss)
 per share(2)             $   0.40   $   0.74  $   0.72  $   0.53   $  (0.05)

Cash dividends declared
 per share:
  Preferred               $  0.318   $  0.050      -         -          -
  Common                     0.080      0.080  $  0.020      -          -
  Class A                    0.080      0.080     0.020      -          -
  Class B                    0.072      0.072     0.018      -          -

Cash                       $110,393   $ 90,295  $ 57,707  $ 34,869   $  8,553
Total assets                329,014    290,220   136,775   100,653     81,285
Long-term debt(3)
(including current portion) 115,380     40,406     5,106    17,943     25,590
Stockholders' equity(4)     145,687    159,751    82,542    49,317     24,229
Capital expenditures(5)       9,236      7,043     9,041     2,634      2,379
Depreciation and amortization 9,935      6,578     7,519     9,374      5,646
Earnings before interest,
 taxes, depreciation and
 amortization                42,232     57,796    44,143    32,252      6,317

(1) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and the notes thereto.

(2) In 1994, the Company adopted SFAS 109, Accounting for Income Taxes, which resulted in income of $1,780 or $0.04 per share from the cumulative effect of an accounting change.

(3) In August 1997, the Company issued $100,000 of 9 3/8% Senior
 Subordinated Notes, proceeds of which were utilized, in part, to fully redeem $22,100 of 8.5% convertible subordinated debentures, including accrued interest.

(4) During fiscal 1997, the Company repurchased 4,335 shares of Class A Stock at an average price of $5.78 per share for a total of $25,041 and 705 shares of Convertible Preferred Stock at $6.25 per share for a total of $4,408.

(5) Fiscal 1995 amount includes buyout of $1,750 of equipment under lease.

<Page 15>

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Fedders Corporation (the "Company") is the largest manufacturer of room air conditioners in North America based on units sold. The Company estimates that its share of the domestic market for room air conditioners increased to approximately 30% in fiscal 1997 from 28.5% in fiscal 1996 and 26.7% in fiscal 1995. This estimate is based on general industry information as shipment data is no longer published by an industry trade association. The Company has strong relationships with retailers, which it has formed by establishing flexible, accurate-response manufacturing to accommodate customers' increasingly seasonal delivery requirements.

Presently, the Company's business is still largely domestic and is affected by summer weather in major domestic markets. Product is shipped primarily in the second half of the fiscal year since leading retailers require just-in-time delivery. Cool summer weather in key U.S. markets in fiscal 1996 increased industry inventories at some manufacturers (excluding the Company) and at retailers at the beginning of fiscal 1997 and reduced fiscal 1997 results all year long. By the end of the 1997 selling season, retail inventories declined to more customary levels, which positions U.S. manufacturers for a better year in fiscal 1998, assuming normal weather.

The Company has taken important steps to enter the rapidly growing international marketplace. In fiscal 1996, the Company entered into a joint venture in Ningbo, China to manufacture air conditioners for export and for the Chinese market. In fiscal 1997, the Company nearly doubled its international sales, as it did in the prior fiscal year.

In August 1996, the Company merged with NYCOR, Inc., which, through its subsidiary Rotorex Company, Inc., manufactured rotary compressors principally for use in room air conditioners, and, through Melcor Corporation, manufactured thermoelectric modules. Rotorex has been the primary supplier of compressors to the Company for 25 years. The Company believes that a dedicated supply of compressors improves its flexibility to accurately respond to the just-in-time requirements of its customers. The supply of compressors from Rotorex, and from its Asian compressor licensees, also is strategically important for the Company's international growth.

Results of Operations

Net sales in fiscal 1997 totaled $314.1 million, a decline of 15.5% from record sales of $371.8 million in fiscal 1996 and similar to the $316.5 million of net sales in fiscal 1995. Sales had increased 17.5% and 36.7% in 1996 and 1995, respectively. The sales decrease during fiscal 1997 reflects the large end-of-season industry inventories of room air conditioners due to the cool summer weather in fiscal 1996.
<Page 16>

This contrasted with the beginning of the three previous fiscal years when Fedders' and U.S. industry inventories were virtually depleted as a result of three consecutive hot summers. The Company's fiscal 1997 international sales of $45.1 million increased by 84% following a 90% gain in 1996.

Gross profit declined in 1997 by 15.6% due to the sales decline. The gross profit margin remained at 22.3% in 1997 due primarily to changes in customer and product mix offset, in part, by lower absorption of factory overhead expense due to lower production levels. In fiscal 1996, the gross profit margin increased by more than one full percentage point to 22.3% from 21.2% in fiscal 1995, primarily as a result of efficiencies in plant utilization due to higher sales and to somewhat lower commodity prices.

Selling, general and administrative expenses ("SG&A") increased to 12.2% of net sales in fiscal 1997 from 8.6% in fiscal 1996 due, in part, to lower sales. SG&A increased by $6.3 million from the prior year primarily as a result of expenses related to operations acquired in the Merger, including $1.8 million of amortization of goodwill and $1.9 million of compressor research and development expense. SG&A also increased in fiscal 1997 due to infrastructure expansion to support the future growth of international business. In fiscal 1996, SG&A increased by $2.6 million, or 9%, including a $2.0 million provision for an early retirement program. SG&A decreased as a percentage of sales in 1996, for the third consecutive year, to 8.6% from 9.3% in 1995.

Net interest expense increased in fiscal 1997 by $2.5 million and as a percent of sales to 1.1% from 0.3% in fiscal 1996 due to interest paid on the 8.5% Convertible Subordinated Debentures due 2012 (the "Debentures") that were assumed in the Merger and were called at the end of fiscal 1997. Net interest expense in fiscal 1996 decreased by $1.0 million and as a percent of sales to 0.3% from 0.6% in the prior year as long-term debt was minimal prior to the Merger and because cash on hand increased interest income and reduced borrowings compared to fiscal 1995.

Net income decreased to $18.8 million in fiscal 1997 from a record $31.2 million in fiscal 1996 and reflects an effective tax rate of 35% versus 38% in the prior year, principally due to a lower effective state tax rate and the release of prior-year tax provisions no longer required in the current year. In fiscal 1995, the Company utilized its net operating loss carryforwards which contributed to an effective tax rate of 17.3%.

Net income attributable to common stockholders in 1997 reflects the dividend requirements of $2.4 million paid on the Company's
Convertible Preferred Stock that was issued in connection with the Merger and was fully redeemed in September 1997.
<Page 17>

Liquidity and Capital Resources

A subsidiary issued $100 millon of 9 3/8% Senior Subordinated Notes due 2007 (the "Notes") near fiscal year-end, and the Company ended fiscal 1997 with cash increasing to $110.4 million at August 31, from $90.3 million a year earlier. Working capital requirements historically are seasonal. Cash balances peak in August, while the greatest use of credit lines occurs early in the calendar year.

Net cash used in operations in fiscal 1997 amounted to $8.8 million. Accounts receivable increased by $1.1 million, still reflecting normally low end-of-season levels. Ending inventories increased by $9.4 million reflecting an increase in domestic finished goods, as retailers ordered conservatively, and in international finished goods due to increasing volume. Accounts payable decreased by $5.9 million as less raw material was received in the month of August than in the prior year. Accrued expenses and accrued income taxes decreased by $7.0 million and $5.4 million, respectively, as a result of lower marketing and tax accruals related to lower sales and lower income, respectively.

Net cash used in investing activities by the Company consisted primarily of capital expenditures of $9.2 million.

Net cash provided by financing activities in fiscal 1997 amounted to $37.7 million. This resulted primarily from $96.0 million of net proceeds from the offering of the Notes, which were used, in part, to fully redeem the Debentures for $22.1 million, including accrued interest. The Company completed the repurchase of $25.0 million or
4.3 million shares, of its Class A Stock under a repurchase program announced in September 1996. In July 1997, the Company announced an authorization to repurchase up to an additional $50 million of its outstanding stock. Proceeds from the issuance of the Notes also were used to repurchase $4.4 million of Preferred Stock. In September 1997, the Company redeemed all outstanding Preferred Stock at the rate of 1.022 shares of Class A Stock per share of Preferred Stock.

During fiscal 1997, the Company's revolving credit facility was increased to $50 million from $40 million, the rate of interest on the facility decreased to the prime rate from the prime rate plus 1.5% and the maturity was extended to February 2000. Dividend payments amounted to $5.6 million in fiscal 1997.

Management believes that the cash, earnings and borrowing capacity of the Company are adequate to meet the needs of its operations and long-term credit requirements, including capital expenditures and debt maturities.

See note 1 of the notes to consolidated financial statements for information pertaining to recent accounting standards.
<Page 18>

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company at August 31, 1997 and 1996, and for the years ended August 31, 1997, 1996 and 1995, the notes thereto and the report of the Company's independent auditors thereon are included at pages F1 through F26, herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

<Page 19>
PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on December 16, 1997, which section is incorporated herein by reference.

                                                     First Became an
Name and Age                  Position Held          Executive Officer
Salvatore Giordano, 87        Chairman of the Board         1945

Sal Giordano, Jr., 59 (1)     Vice Chairman, President      1965
                              and Chief Executive Officer

Robert L. Laurent, Jr.        Executive Vice President,     1989
42                            Finance and Administration
                              and Chief Financial officer

Kent Hansen, 50               Senior Vice President and     1996
                              Secretary

Gerald C. Senion, 50          Group Vice President and      1997
                              Chief Operating Officer,
                              Fedders North America

Gary J. Nahai, 46             Vice President and            1993
                              President, Fedders
                              International

Gordon Newman, 51             Vice President and            1995
                              President, Rotorex Co.

Sal Giordano III, 38          Vice President and President  1996
(2)                           Melcor Corproation

Thomas A. Kroll, 43           Controller                    1995

_______________________
(1) Son of Salvatore Giordano
(2) Grandson of Salvatore Giordano

Business Experience During Last Five Years

Messrs. Salvatore Giordano, Sal Giordano, Jr. and Robert L. Laurent, Jr. have been associated in executive capacities with the Company for more than five years.

<Page 20>

Mr. Hansen was elected to his position in August 1996. Previously he was Vice President, Finance and General Counsel, Chief Financial
Officer of NYCOR. Prior thereto, he was Vice President and General Counsel of the Company from 1990 to 1991.

Mr. Senion became Group Vice President and Chief Operating Officer of the Company in July 1997. Prior to joining the Company, Mr. Senion was employed by Frigidaire Corporation for approximately 20 years, most recently as Group Vice President of the Frigidaire Home Products Company, Home Comfort Division and the Electrolux Global Home Comfort Products Division.

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

Mr. Sal Giordano III was elected Vice President of the Company in August 1996. He has been President of Melcor since 1995 and was Vice President of Business Planning and Development of NYCOR, Inc. from 1992 to August 1996.

Mr. Kroll was elected to his position in April 1995. Previously he was Controller of Fedders North America since 1992. Prior thereto he was Controller of Emerson Quiet Kool.

Item 11.  Executive Compensation

See the section entitled "Executive Compensation" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 16, 1997, which section is incorporated herein by reference.

Item 12.  Security ownership of Certain Beneficial Owners and
Management

See the sections entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 16, 1997, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

See the section entitled "Election of Directors" in the Company's
Proxy Statement, filed in connection with the Company's Annual Meeting
<Page 21>
of Stockholders to be held on December 16, 1997, which section is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

Index to Financial Statements and Financial Statement Schedules

(a) 1.  Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                              Page #
Consolidated Statements of Operations                             F1

Consolidated Balance Sheets at August 31, 1997 and 1996        F2-F3

Consolidated Statements of Cash Flows for the years ended
August 31, 1997, 1996 and 1995                                 F4-F5

Stockholders' Equity for the years ended
August 31, 1997, 1996 and 1995                                    F6

Notes to Consolidated Financial Statements                    F7-F25

Report of Independent Certified Public Accountants               F26

Quarterly Financial Data                                         F27

(a) 2.  Financial Statement Schedule

Consolidated Schedule as of and for the years ended August 31, 1997, 1996 and 1995


II.  Valuation and Qualifying Accounts                            S-2

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

<Page 22>

(a) 3.  Exhibits

(Note: With respect to incorporation by reference to exhibits filed by RTXX Corporation (formerly Rotorex Corporation), reference is hereby made to Commission File No. 1-2150)

(3) (i) Restated Certificate of Incorporation of the Company dated November 18, 1997.

   (ii)  By-Laws, amended through January 16, 1988, filed as Exhibit
(3) (vii) to the Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

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

    (iv)  Stock Option Plan V, filed as Exhibit 10 (v) to the
Company's Annual Report on Form 10-K for 1988 and incorporated herein by reference.

     (v)  Stock Option Plan VI, filed as Exhibit 10 (vi) to the
Company's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

    (vi)  Stock Option Plan VII, filed as Exhibit 10 (vi) to the
Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

   (vii) Stock Option Plan VIII, filed as Annex F to the Company's Proxy Statement - Prospectus dated May 10, 1996 and incorporated herein by reference.

  (viii)  Employment Contract between The Company and Salvatore
Giordano dated March 23, 1993 filed as Exhibit 10 (viii) to the
Company's Annual Report on Form 10-K 1993 and incorporated herein by reference.

   (ix) Joint Venture Contract between Ningbo General Air Conditioner Factory and Fedders Investment Corporation for the establishment of Fedders Xinle Co. Ltd., dated July 31, 1995 filed as Exhibit 10 (viii) on the Form 10-K 1996 and incorporated herein by reference.

<Page 23>
   (x) Agreement and Plan of Merger Between Fedders Corporation and NYCOR, Inc. filed as Annex A to the Company's Proxy Statement -
Prospectus dated May 10, 1996 and incorporated herein by reference.

(11)  Statement re computation of per share earnings.

(16)(i)  Letter referencing change in certifying accountants filed as
Exhibit 16(i) to the Company's Annual Report on Form 10-K 1996 and incorporated herein by reference.

(21)  Subsidiaries.

(23)  Consents of BDO Seidman, LLP.

(27)  Financial data schedule.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 1997.

<Page 24>
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FEDDERS CORPORATION
By   /s/Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Executive Vice President, Finance and Administration and
Chief Financial Officer
November 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date

/s/Salvatore Giordano
   Salvatore Giordano       Chairman of the Board      November 26, 1997

/s/Salvatore Giordano, Jr.
   Salvatore Giordano, Jr.  Vice Chairman, President   November 26, 1997
                            and Chief Executive Officer and a
                            Director (Principal Executive Officer)
/s/Joseph Giordano
   Joseph Giordano          Director                   November 26, 1997

/s/Howard S. Modlin
   Howard S. Modlin         Director                   November 26, 1997

/s/Clarence Russel Moll
   Clarence Russel Moll     Director                   November 26, 1997

/s/William J. Brennan
   William J. Brennan       Director                   November 26, 1997

/s/Anthony Puleo
   Anthony Puleo            Director                   November 26, 1997

/s/S.A. Muscarnera
   S.A. Muscarnera          Director                   November 26, 1997

/s/C.A. Keen
   C.A. Keen                Director                   November 26, 1997

/s/Robert L. Laurent, Jr.
   Robert L. Laurent, Jr.   Executive Vice President,
                            Finance and Administration
                            (Principal Financial and
                            Accounting Officer)        November 26, 1997

<Page F1>
Fedders Corporation
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

Years Ended August 31,                  1997      1996      1995
Net sales                           $314,100  $371,772  $316,494
Costs and expenses:
 Cost of sales                       244,024   288,744   249,369
 Selling, general and
  administrative                      38,347    32,040    29,472
                                     282,371   320,784   278,841
Operating income                      31,729    50,988    37,653
Minority interest in joint venture       568       230       -
Interest expense (net of interest
 income of $920, $1,410 and $751 in
 1997, 1996 and 1995, respectively)   (3,430)     (952)   (1,962)

Income before income taxes            28,867    50,266    35,691
Federal, state and foreign
 income taxes                         10,103    19,108     6,187

Net income                            18,764    31,158    29,504

Preferred stock dividend
 requirement                           2,420       151      -
Net income attributable to
 common stockholders                $ 16,344  $ 31,007  $ 29,504

Primary earnings per share          $   0.40  $   0.74  $   0.72

Dividends per share declared:
 Preferred                          $  0.318  $  0.050       -
 Common                                0.080     0.080   $ 0.020
 Class A                               0.080     0.080     0.020
 Class B                               0.072     0.072     0.018


See accompanying notes









<Page F2>
Fedders Corporation
Consolidated Balance Sheets
(Amounts in thousands, except share data)

August 31,                                      1997        1996
Assets
Current assets:
 Cash and cash equivalents                  $ 110,393  $  90,295
 Accounts receivable (less allowances of
  $1,834 in 1997 and $1,952 in 1996)            9,060      7,975
 Inventories                                   62,887     53,446
 Deferred income taxes                          4,070      3,584
 Other current assets                           8,917      3,366
Total current assets                          195,327    158,666
Net property, plant and equipment              63,994     62,872
Deferred income taxes                           6,374      7,364
Goodwill                                       56,858     58,556
Other assets                                    6,461      2,762
                                            $ 329,014    290,220

<Page F3>
Fedders Corporation
Consolidated Balance Sheets
(Amounts in thousands, except share data)

August 31,                                      1997        1996
Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-term debt          $   1,891  $   1,889
 Accounts payable                              10,591     16,514
 Income taxes payable                          10,027     15,391
 Accrued expenses                              31,082     38,055
Total current liabilities                      53,591     71,849
Long-term debt                                113,489     38,517
Other long-term liabilities:
  Warranty                                      2,780      3,679
  Other                                         8,427     10,816
Minority interest in joint venture              5,040      5,608
Commitments and contingencies
Stockholders' equity:
 Preferred Stock, $1 par value, 15,000,000
  shares authorized, 6,809,184 and 7,643,061
  issued at August 31, 1997 and 1996,
  respectively                                  6,809      7,643
 Common Stock, $1 par value, 80,000,000
  shares authorized, 18,989,898 and 18,989,798
  issued at August 31, 1997 and 1996,
  respectively                                 18,990     18,990
 Class A Stock, $1 par value, 60,000,000
  shares authorized, 20,074,281 and
  19,415,916 shares issued at August 31,
  1997 and 1996, respectively                  20,074     19,416
 Class B Stock, $1 par value, 7,500,000
  shares authorized, 2,266,606 and
  2,266,706 issued at August 31, 1997
  and 1996, respectively                        2,267      2,267
 Additional paid-in capital                    85,702     87,728
 Retained earnings                             37,024     23,865
 Cumulative translation adjustment               (138)      (158)
                                              170,728    159,751
 Less treasury stock, at cost, 4,334,800
 shares of Class A stock  at August 31, 1997  (25,041)       -
 Total stockholders' equity                   145,687    159,751
                                            $ 329,014  $ 290,220



See accompanying notes







<Page F4>
Fedders Corporation - Consolidated Statements of Cash Flows
(Amounts in thousands, except per share data)

Years Ended August 31,                       1997      1996      1995
Operating activities:
Net income                                $ 18,764  $31,158  $ 29,504
Adjustments to reconcile net income
 to net cash from operating activities:
  Depreciation and amortization              9,935    6,578     7,519
  Tax benefit related to stock
   options exercised                           479      437     2,900
  Deferred income taxes                        504   (1,717)   (5,406)
Changes in operating assets and liabilities:
  Accounts receivable                       (1,085)   4,402     3,993
  Inventories                               (9,441)  (7,856)  (10,972)
  Other current assets                      (5,551)    (628)     (219)
  Other assets                                (335)    (568)      175
  Income taxes payable                      (5,364)   6,243     8,373
  Accounts payable                          (5,923)  (2,887)      276
  Accrued expenses                          (6,973)   3,784     6,617
  Other long-term liabilities               (3,288)   3,151     1,643
  Other                                       (548)    (226)      184
Net cash (used in) provided by operations   (8,826)  41,871    44,587
Investing activities:
 Additions to property, plant and equipment (9,236)  (7,043)   (9,041)
 Disposal of property, plant and equipment     428      535       521
Net cash used in investing activities       (8,808)  (6,508)   (8,520)
Financing activities:
 Net proceeds from issuance of 9 3/8%
  senior subordinated notes                 96,025      -         -
 Repayment and redemption of 8 1/2%
  Convertible Subordinated Debentures      (22,806)     -         -
 Repayments of NYCOR, Inc.
  short-term borrowing                         -     (3,000)      -
 Repayments of long-term debt               (1,992)    (695)  (13,866)
 Proceeds from stock options exercised       1,727    1,868       692
 Net proceeds from (repayment of)
  Fedders Xinle financing                     (168)   6,299       -
 Repayment of Fedders Xinle short-term debt    -     (3,396)      -
 Cash dividends                             (5,605)  (3,252)     (797)
 Purchase of Class A Stock                 (25,041)     -         -
 Purchase of Preferred Stock                (4,408)     -         -
 Expenses related to NYCOR, Inc. merger        -       (599)      -
 Proceeds from notes due on
  common stock purchases                       -        -         742
Net cash provided by (used in)
 financing activities                       37,732   (2,775)  (13,229)
Net increase in cash and cash equivalents   20,098   32,588    22,838
Cash and cash equivalents at
 beginning of year                          90,295   57,707    34,869
Cash and cash equivalents at end of year $ 110,393  $90,295   $57,707
Supplemental disclosure:
 Net interest paid                       $   3,406  $ 2,249   $ 1,904
 Net income taxes paid (refunded)           14,090   13,513       492

<Page F5>

Fedders Corporation - Consolidated Statements of Cash Flows
(Amounts in thousands)

Years Ended August 31,                       1997      1996      1995
Non-cash investing and financing activities:

The issuance of 7,643 shares of
 Convertible Preferred Stock at a
 price of $6.25 in exchange for all
 the outstanding shares outstanding
 shares of Common, Class A and
 Class B stock of NYCOR (note 13)             -      47,769       -

See accompanying notes

<Page F6>
Fedders Corporation
Consolidated Statements of Stockholders' Equity
(Amounts in thousands)

                                                         Cumu-
                                                         lative  Notes
                                                         Trans-  Due on
                           Class Class Add'l   Retained  lation  Common
          Preferred Common   A     B   Paid-in Earnings  Adjust- Stock  Treasury
          Stock     Stock  Stock Stock Capital (Deficit) ments   Purchaes Stock

August 31,
 1994        -    $19,642 $10,625 $2,268 $51,423 $(24,764)$(169) $(742) $(8,966)

Net income   -      -       -       -      -      29,504    -         -      -
Stock
dividend     -     -      7,984     -        -    (7,984)   -         -      -
Conversion
 of Class B
 to Common
 Stock       -        1      -     (1)     -       -         -      -        -
Dividends
 declared    -        -     -       -      -      (797)      -      -        -
Stock options
 exercised   -       -    222       -     470       -        -      -        -
Tax benefit
 related to
 stock options
 exercised   -       -     -       -     2,900      -        -     -         -
Repayment of
 common stock
 notes       -      -      -      -        -        -        -     742       -
Retirement of
 treasury
 stock      -     (654)     -       -   (8,312)     -        -      -     8,966
Foreign
 currency
 translation -     -        -       -      -        -       184     -        -

August 31,
 1995       -  $18,989  $18,831  $2,267  $46,481 $ (4,041)$  15  $ -     $   -

Net income  -       -        -       -        -    31,158    -     -         -
Issuance of
 Preferred
 Stock   $7,643     -        -       -    40,126       -     -     -         -
Expenses
related
 to NYCOR
 merger    -       -        -       -      (599)      -      -     -         -
Tax benefit
 related
 to stock
 options
 exercised -       -        -       -        437       -    -     -          -
Conversion
 of Class B
 to Common
 Stock     -        1      -       -         -         -     -    -          -
Dividends
 declared  -        -      -       -         -      (3,252)  -    -          -
Stock
 options
 exercised -       -      585      -      1,283        -      -    -         -
Foreign
 currency
 translation  -    -       -       -        -        -     (173)   -         -
August 31,
 1996    $7,643 $18,990 $19,416 $2,267 $87,728    $23,865 $(158)   -         -

Net income   -      -        -       -      -      18,764    -     -         -
Conversion
 of Preferred
 to
  Class A  (129)    -      129      -        -          -    -     -         -
Purchase of
 Preferred
 Stock     (705)    -        -      -     (3,703)       -    -     -         -
Tax benefit
 related to
 stock options
 exercised    -    -        -       -        479        -    -     -         -
Dividends
 declared    -     -        -       -         -    (5,605)   -     -         -
Stock
 options
 exercised   -     -       529      -      1,198       -     -     -         -
Purchase of
 Class A
 stock       -     -        -       -        -         -     -     -   (25,041)
Foreign
 currency
 translation -     -        -       -        -         -     20    -          -
August 31,
 1997    $6,809 $18,990  $20,074 $2,267 $85,702   $37,024 $(138)   -   $(25,041)



See accompanying notes

<Page F7>
Fedders Corporation
Notes to Consolidated Financial Statements
(Years ended August 31, 1997, 1996 and 1995; amounts in thousands, except per share, share and market data)

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

Inventories

Inventories are stated at the lower of the first-in, first-out
(FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write downs, which have historically been insignificant, are recorded in the period in which they are identified. Inventories consist of the following at August 31:
<Page F8>

                                            1997           1996

Finished goods                          $ 32,233       $ 21,711
Work in process                            6,631          6,652
Raw materials and supplies                24,023         25,083
                                        $ 62,887       $ 53,446


Property, plant and equipment

Replacements, betterments and additions to property, plant and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in income. Property, plant and equipment at cost consist of the following at August 31:

                     Estimated Useful Life      1997       1996
Land and improvements                       $  3,924  $  3,830
Buildings                20 to 30 years       24,349    23,915
Machinery and equipment   5 to 12 years       87,421    84,887
Machinery and equipment
 under capital leases    12 years              8,647     8,191
Property, plant and equipment                124,341   120,823
Accumulated depreciation                      60,347    57,951
                                            $ 63,994  $ 62,872

Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. In 1996, depreciation expense includes a $2,694 write down of certain idle fixed assets to estimated realizable value. Accumulated depreciation includes $1,005 and $297 of depreciation related to equipment under capital leases in 1997 and 1996, respectively.

Goodwill and other assets

Other assets consist primarily of intangible assets which, other than goodwill, are amortized over periods from one to eight years using the straight-line method. Goodwill is amortized over 40 years using the straight-line method and recoverability is evaluated periodically based on the expected undiscounted net cash flows of the related businesses. Goodwill and other assets are net of accumulated amortization of $10,472 and $8,640 at August 31, 1997 and 1996, respectively. Goodwill resulting from the merger with
<Page F9>

NYCOR, Inc. ("NYCOR") on August 13, 1996 amounted to $53,192 (note
13).

Accrued expenses

Accrued expenses consist of the following at August 31:

                                               1997          1996
Warranty                                    $ 4,047       $ 4,019
Marketing programs                           11,686        16,345
Salaries and benefits                         7,876         7,964
Other                                         7,473         9,727
                                            $31,082       $38,055


Income taxes

Deferred income taxes are provided to reflect the tax effects of "temporary differences" between assets and liabilities for financial reporting purposes and income tax purposes. Provisions are also made for U.S. income taxes on undistributed earnings of foreign subsidiaries not considered to be indefinitely reinvested (note 7).

Research and development costs

All research and development costs are charged to expense as incurred and amount to $6,268, $3,891 and $2,742 in 1997, 1996 and
1995, respectively.

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

Risks and uncertainties

Approximately 15% of the Company's employees were covered by a three-year collective bargaining agreement, which expired in August 1997. The Company and the union representing employees of Rotorex were unable to reach agreement prior to the expiration and the employees covered by the collective bargaining agreement struck.
<Page F10>

Rotorex continues to operate using temporary replacement workers.
The Company believes that this strike will not have a material adverse effect on its financial condition or results of operations.

Another 34% of the employees are covered by another collective bargaining agreement, which expires in October 1998.

Effect of new accounting pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for, among other things, the impairment of long-lived assets and certain identifiable intangibles. The adoption of this pronouncement on September 1, 1996 did not have a material effect on the Company's consolidated financial statements.

In October 1995, the FASB issued Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." On September 1, 1996, the Company adopted SFAS No. 123 and chose to continue the application of APB Opinion 25 and related interpretation in accounting for its stock options. As a result, the adoption of SFAS No. 123 did not have a material effect on the Company's consolidated financial statements.

In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted.

Under the provisions of SFAS No. 128 pro forma basic earnings per share would have been $0.42, $0.77 and $0.74 in 1997, 1996 and 1995, respectively and pro forma diluted earnings per share would have been $0.39, $0.74 and $0.72 in 1997, 1996 and 1995, respectively.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 addresses standards for reporting and display of comprehensive income and its components and SFAS No. 131 requires disclosure of reportable operating segments. Both statements are effective for the
<Page F11>

Company's 1999 fiscal year. The Company will review these pronouncements to determine their applicability, if any.

Amounts per share

Primary earnings per share are computed by dividing net income, attributable to common stockholders, by the weighted average number of shares of Common, Class A and Class B Stock and other common stock equivalents outstanding during the year: 40,888,000, 41,997,000 and 41,001,000 in 1997, 1996, and 1995, respectively.
Fully diluted earnings per share were not materially dilutive for all years and, accordingly, are not presented.

2. Transactions With NYCOR

On August 13, 1996 and upon receiving more than a two-thirds majority approval of all Common and Class B stockholders, the Company merged with NYCOR. One share of Fedders Convertible Preferred Stock was issued for each share of NYCOR Common, Class A and Class B stock (note 13). Prior to the merger, the Company had an agreement with NYCOR for the supply of up to 800,000 compressors annually through 2003 with two renewable options. Purchases from NYCOR at negotiated market prices, amounted to $53,878 and $52,381 in 1996 and 1995, respectively. Certain officers and directors of the Company were also officers and/or directors of NYCOR and had significant stockholdings in both companies.

3. Litigation

The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the accompanying financial statements.

4. Short-term Borrowing

At August 31, 1997 and 1996, the Company had no short-term borrowing under its revolving credit facility with a commercial finance company. Availability under the facility of $50,000 and $40,000 at August 31, 1997 and 1996, respectively is based on accounts receivable and inventory and requires maintenance of certain financial covenants. The maximum amount outstanding under the credit facility was $50,000 and $37,877 during fiscal 1997 and 1996, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $14,974 and 8.6% in fiscal 1997 and $5,596 at 9.8% in fiscal 1996. The credit facility is collateralized by substantially all of the Company's assets and is in effect until February 2000. The rate of interest on the facility is the prime rate.
<Page F12>

5. Long-term Debt

Long-term debt consists of the following at August 31:

                                                 1997          1996
9 3/8% senior subordinated notes due
 in 2007:  $100,000 principal amount
 less unamortized discount of $477            $99,523           -
8.5% convertible subordinated debentures
 due in 2012                                      -         $22,806
Fedders Xinle 15.175% promissory note           6,131         6,299
Promissory note payable to the State of
 Illinois, interest at 1%                       3,859         4,196
Capital lease obligations and other             5,867         7,105
                                              115,380        40,406
Less current maturities                         1,891         1,889
                                             $113,489      $ 38,517

Aggregate amounts of long-term debt, excluding capital leases and other of $5,867 maturing in each of the years ending August 31 are:
1998-$339, 1999-$342, 2000-$346, 2001 - $349, 2002 - $352, and
thereafter $107,785.

In August, 1997, a subsidiary of the Company issued $100,000 principal amount of 9 3/8% senior subordinated notes due 2007. The notes are guaranteed by the Company on a senior subordinated basis. The notes may be redeemed by Fedders North America after August 2002 at a redemption price of 104.688% of principal amount. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary.

In August 1997, the Company satisfied its obligation on the 8.5% convertible subordinated debentures due 2012 which were convertible into the Company's Preferred Stock.

The $6,131 long-term promissory note of Fedders Xinle is payable to a People's Republic of China bank and matures in 2008. The loan is secured by certain joint venture assets and is not guaranteed by the Company or its other subsidiaries.

The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next 11 years, and is collateralized by a mortgage on the Illinois facility.




<Page F13>

6. Leases

Capital Leases

Aggregate future minimum rental payments under capital leases primarily assumed in conjunction with the NYCOR merger (note 13) for the years ended August 31 are as follows: $2,103, $2,086, $2,232, $214, $214 and $189 in 1998, 1999, 2000, 2001, 2002 and
thereafter, respectively. The present value of net minimum lease payments is $5,867, excluding interest portion of $1,171.

Operating Leases

The Company leases certain property and equipment under operating leases, which expire over the next five years. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair rental value for a period of one month to four years. Minimum payments for operating leases having initial or remaining non-cancelable terms are as follows: $3,473, $3,065, $1,978, $1,742 and $895 in 1998, 1999, 2000, 2001 and 2002,
respectively. Minimum lease payments total $11,153. Total rent expense for all operating leases amounted to $3,749, $2,025 and $2,083 in 1997, 1996 and 1995, respectively.

7. Income Taxes

The provision for income tax (benefit) consists of the following components:

                                      1997      1996     1995
Current:
 Federal                           $ 8,005   $18,047   $6,258
 State                                 714     2,253    2,378
 Foreign                               401        88       57
                                     9,120    20,388    8,693
Charge in lieu of income taxes         479       437    2,900
Deferred:
 Federal                               380    (1,530)  (4,392)
 State                                 124      (187)  (1,014)
                                       504    (1,717)  (5,406)
                                   $10,103   $19,108   $6,187

The exercise of stock options to acquire shares of the Company's
Class A Stock creates a compensation deduction for income tax purposes for which no corresponding expense was required for
<Page F14>

financial reporting purposes. The tax benefits related to these deductions are reflected as a charge in lieu of income taxes and a credit to additional paid-in capital.

Deferred income taxes result from "temporary differences" between assets and liabilities for financial reporting purposes and income tax purposes. The principal temporary differences and carryforwards giving rise to deferred tax assets and liabilities at August 31 are as follows:

                                                1997      1996
Warranty                                     $ 2,498   $ 3,065
Depreciation                                  (1,263)      392
Employee benefit programs                      4,560     3,525
Inventory                                      2,249     1,710
Net operating loss carryforwards               8,221     7,598
Other                                            915     1,683
                                              17,180    17,973
Valuation allowance                           (6,736)   (7,025)
                                             $10,444   $10,948

In connection with the NYCOR merger in August 1996, net deferred tax assets were increased by $5,000 net of a valuation allowance of $6,584, attributable to temporary differences and to tax loss and tax credit carryforwards of NYCOR and its subsidiaries which the Company expects to utilize over the carryforward periods.

The decrease in the deferred tax asset valuation allowance resulted from the utilization of net operating loss carryforwards and a change in the Company's estimate of the utilization of temporary differences based primarily on improved operating results.

The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items:

                                          1997     1996     1995
Expected tax at statutory rate         $10,103  $17,593  $12,492
Valuation allowance reflected
 in current income                        (289)    (325)  (7,851)
State taxes, less federal
 income tax benefit                        545    1,343      887
Prior year provisions
 no longer required                       (675)     -        -
Other                                      419      497      659
                                       $10,103  $19,108  $ 6,187

<Page F15>
At August 31, 1997, the Company has Canadian net operating loss carryforwards of approximately $556 that expire in the years 2002 through 2003, and U.S. net operating loss and tax credit carryforwards related to NYCOR of approximately $17,000 and $1,000, respectively, which are restricted as to use and expire in the years 2001 through 2010. All prior U.S. net operating losses and credit carryforwards were utilized at August 31, 1995.

8. Industry Segment

The Company operates in one industry segment and sells its room air conditioners primarily direct to retailers and also through private label arrangements and distributors. One customer accounted for 27% of net sales in 1997, 30% of net sales in 1996 and 26% in 1995. A second customer accounted for 19% of net sales in 1997 and a third customer for 10% in 1995.

International sales were approximately $45,012 in 1997, $24,458 in 1996 and $12,892 in 1995 and were made principally to Canada, Mexico, Europe and Asia.

9. Capital Stock

Preferred Stock: In fiscal 1996, 7,643,036 shares of Convertible Preferred Stock (the "Preferred Stock") were issued to NYCOR's stockholders on a share-for-share basis in exchange for their Common, Class A and Class B Stock to consummate the merger with NYCOR (notes 2 and 13). In August 1997, the Company called for the redemption of its Preferred Stock. In September 1997, each share of Preferred Stock was redeemed for 1.022 shares of Class A Stock based on the average closing price of $6.113 of the Class A Stock. Fractional shares and all accounts holding 100 shares or less will be paid in cash at the rate of $6.25 per share. During fiscal 1997, 705,233 shares of Preferred Stock were repurchased under the Company's stock repurchase program and were retired.

Common Stock: Shares of Common Stock are reserved for the conversion of Class A Stock and Class B Stock as indicated herein.

Class A Stock: In 1995 the Company issued 7,984,000 shares of Class A Stock through a stock dividend. During fiscal 1997, 4,334,800 shares were repurchased under the Company's stock repurchase program and are held in treasury. At August 31, 1997, 6,959,000 shares are reserved for conversion of the Company's Convertible Preferred Stock. At August 31, 1997, 10,138,000 shares of Class A Stock are reserved under the Company's stock option plans. Class A Stock has rights, including dividend rights, substantially identical to the Common Stock, except that the Class A Stock will not be entitled to vote except to the extent provided under Delaware law. Class A Stock is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the
<Page F16>
Class B Stock and accordingly, at August 31, 1997, 37,171,281 shares of Common Stock are reserved for such conversion.

Class B Stock: Class B Stock is immediately convertible into Common Stock on a share-for-share basis and accordingly, at August 31, 1997, 2,266,606 shares of Common Stock are reserved for such conversion. Class B Stock has greater voting power, in certain circumstances, ten-to-one, in the election of directors but receives a lower dividend, if declared, equal to 90% of the dividend on Common Stock and has limited transferability. Class B Stock also votes separately, as a class, on certain significant issues.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB No. 123, the Company's net income and earning per share would have been reduced to the pro forma amounts indicated below.

                                             1997        1996
Net income attributable to
 common stockholders:      As reported    $16,344     $31,007
                           Pro forma       14,801      30,642

Primary earning per share: As reported    $  0.40     $  0.74
                           Pro forma         0.36        0.73

The stock option plan summary and changes during each year is presented below:





<Page F17>

(000's)                                  1997     1996     1995
Options outstanding beginning
 of year                                4,852    4,715    3,903
Granted                                 1,761      752      403
Canceled                                  (92)     (30)    (300)
Exercised                                (529)    (585)    (218)
Dividend-related adjustments (a)          -        -        927
Options outstanding at end of year      5,992    4,852    4,715
Options exercisable at end
 of year                                3,385    3,682    3,336
Exercise price                          $1.87    $1.69    $2.33
per share                              to 5.50  to 4.87  to 4.70


(a) In connection with stock dividends distributed in 1995, all options were adjusted to reflect a 25% increase.

Options, exercisable at August 31, 1997, have an average exercise price of $3.64. The fair value of the stock options granted during 1997 and 1996 was $2,478 and $821, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were: 1997 -expected dividend yield of $.08 per share, risk-free interest rate of 6.1%, an expected life of 4 years and an expected volatility of 32%; 1996 - expected dividend yield of $.08 per share, risk-free interest rate of 6.3%, an expected life of 4.7 years and an expected volatility of 32%.

The following table summarizes information on stock options outstanding at August 31, 1997:

                        Options Outstanding              Options Exercisable
                              Weighted  Weighted                   Weighted
Range of        Number        Average   Average      Number        Average
Exercise    Outstanding at  Contractual Exercise  Exercisable at   Exercise
Prices      August 31, 1997      Life     Price   August 31, 1997    Price
$1.87-2.93     1,178             4.6       $2.68          241        $2.34
$3.00-3.53       688             2.9        3.29          688         3.29
$3.60-3.93     1,820             2.6        3.63        1,820         3.63
$4.00-4.50       471             4.0        4.41          471         4.41
$4.75-4.57     1,685             5.5        4.75           65         4.87
$5.13-5.50       159             5.7        5.25          100         5.13

               5,992             4.1        3.80        3,385         3.64



<Page F18>
11. Pension Plans and Other Retirement Benefits

The Company maintains a 401(k) defined contribution plan covering all U.S. employees. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $1,340 in 1997, $1,171 in 1996 and $756 in 1995. In
1996, the Company terminated its defined benefit pension plan that was curtailed in 1993 with no material gain or loss recognized.

The Company has an agreement with an officer that has a term of ten years from any point in time and provides for salary during the employment period, a disability program, postretirement benefits and a death benefit in an amount equal to ten times the prior year's compensation, payable by the Company over ten years. The estimated present value of future non-salary benefits payable under the agreement has been determined based upon certain assumptions and is being amortized over the expected remaining years of service to the Company. The agreement was adjusted in 1996 to include the terms of the NYCOR merger (note 13) to maintain employees and directors of NYCOR in the same economic position as immediately prior to the merger.

The Company provides a portion of health care and life insurance benefits for retired employees who elect to participate in the Company's plan. SFAS No. 106 requires accrual accounting for all postretirement benefits other than pension. At August 31, 1997 and 1996 postretirement benefits were fully accrued.

12. Joint Venture

On November 7, 1996, the Company entered into a joint venture with the Ningbo General Air Conditioner Factory ("Ningbo"), Ningbo City, Zhejiang Province, People's Republic of China ("P.R.C.") to manufacture room air conditioners in China. The joint venture, Fedders Xinle Co. Ltd., was capitalized with Company contribution approximately $8,400 of cash plus know-how for a 60% interest in the joint venture. Ningbo contributed the factory, equipment and other assets valued at $5,600 for a 40% interest. The equivalent of approximately $10,300 in long-term financing was provided by a P.R.C. bank for the joint venture and is not guaranteed by the Company. At August 31, 1997, $6,131 was outstanding under this long-term financing. The financial statements of the joint venture are consolidated herein.

13. Merger

On August 13, 1996, the Company merged with NYCOR, a manufacturer of rotary compressors and thermoelectric heating and cooling modules. Consideration consisted of 7,643,000 shares of Preferred Stock with a value of approximately $47,769. The merger was accounted for using the purchase method, with the consideration

<Page F19>

allocated to the assets acquired based on their estimated fair values as of the merger date. The purchase price plus the fair value of net liabilities assumed was allocated to goodwill which is being amortized on a straight line basis over 40 years.

The Company's consolidated financial statements include the operating results of NYCOR since August 13, 1996. The following table presents the unaudited pro forma results of operations as if these transactions occurred on September 1, 1994. The pro forma results for years ended August 31 have been prepared for comparative purposes only and do not purport to be indicative of what would have actually occurred had the merger been consummated at the beginning of fiscal 1995 or of results which may occur in the future.

(Unaudited)                                  1996           1995
Net sales                                $390,349       $329,516
Operating income                           42,168         35,747
Net income                                 23,574         26,742

Income per share:
 Primary                                 $   0.51       $   0.57
 Fully diluted                               0.47           0.54


<Page F20>
14.  Supplemental Condensed Consolidating Financial Statements

Fedders North America, Inc. ("FNA") is a wholly owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the senior subordinated notes due 2007 which were issued in August 1997 (the "Offering" note 5). The Company's guarantee is full, unconditional, and joint and several. The following condensed consolidating financial statements present separate information for FNA ("Fedders") and for the Company and its subsidiaries other than FNA and should be read in connection with the consolidated financial statements of the Company. The non-guarantor subsidiaries of the Company are inconsequential individually and in the aggregate, to the consolidated financial statements and management has determined that separate financials of the Guarantor would not be meaningful.

The amounts shown for FNA (presented under the caption "Fedders
North America") in the following historical condensed consolidating financial statements include the accounts of Rotorex Company, Inc. ("Rotorex") since August 13, 1996. The amounts shown for Fedders presented under the caption ("Other Fedders") include the accounts of NYCOR and its subsidiaries other than Rotorex since August 13, 1996. August 13, 1996 was the date of the merger between Fedders Corporation and NYCOR (note 13). The amounts shown for Fedders and FNA reflect the elimination of the $20,000, 10% note payable by Rotorex to NYCOR as a contribution to the capital of Rotorex retroactive to August 13, 1996, since this amount was contributed to Rotorex's capital in connection with the Offering. The amounts also present the intercompany receivable by FNA from Fedders for all periods prior to August 31, 1997 as a reduction of stockholders' equity since the balance in this account was forgiven at the time of completing the Offering.

<Page F21>
FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14.  Supplemental Condensed Consolidated Financial Statements - (Continued)

  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Fiscal Year Ended August 31, 1997
                                 Fedders        Other   Elimination  Fedders
                                 North America  Fedders Entries      Corporation
Net sales                             $271,874   $ 42,226       -       $314,100
Cost of sales                         206,870     37,154       -        244,024
Selling, general and
  administrative expenses(a)            26,130     12,217        -        38,347
Operating income (loss)                 38,874     (7,145)       -        31,729
Minority interest in joint venture         -          568        -           568
Net interest income (expense)(b)        (4,341)       911        -         3,430
Income (loss) before income taxes       34,533     (5,666)       -        28,867
Income taxes (benefit)                  12,087     (1,984)       -        10,103
Net income (loss)                       22,446     (3,682)       -        18,764
Intercompany dividend income (f)           -       72,300   (72,300)         -
Preferred stock dividend requirement       -        2,420        -         2,420
Net income (loss) attributable to
  common stockholders                $  22,446   $ 66,198   $(72,300)   $ 16,344


Fiscal Year Ended August 31, 1996
                                   Fedders        Other   Elimination  Fedders
                                   North America  Fedders Entries   Corporation

Net sales                            $356,392    $ 15,380     -        $371,772
Cost of sales                         276,917      11,827     -         288,744
Selling, general and
 administrative expenses(a)            25,267       6,773     -          32,040
Operating income (loss)                54,208      (3,220)    -          50,988
Minority interest in joint venture      -             230     -             230
Net interest income (expense)(b)       (3,941)      2,989     -            (952)
Income (loss) before income taxes      50,267         (1)     -          50,266
Income taxes (benefit)                 19,108          -      -          19,108
Net income (loss)                      31,159         (1)     -          31,158
Preferred stock dividend requirement      -           151     -             151
Net income (loss) attributable to
 common stockholders                  $31,159    $   (152)    -        $ 31,007

Fiscal Year Ended August 31, 1995
                                   Fedders       Other    Elimination  Fedders
                                   North America Fedders  Entries   Corporation

Net sales                            $311,363      $ 5,131      -       $316,494
Cost of sales                         245,593        3,776      -        249,369
Selling, general and
 administrative expenses(a)           26,515         2,957      -         29,472
Operating income (loss)               39,255        (1,602)     -         37,653
Minority interest in joint venture       -              -       -            -
Net interest income (expense)(b)     (2,608)           646     -         (1,962)
Income (loss) before income taxes    36,647           (956)    -         35,691
Income taxes (benefit)                6,340           (153)    -          6,187
Net income (loss)                    30,307           (803)    -         29,504

<Page F22>
FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14.  Supplemental Condensed Consolidated Financial Statements - (Continued)

                                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                               August 31, 1997
                               Fedders       Other     Elimination       Fedders
                               North America Fedders   Entries       Corporation
ASSETS
Current assets:
 Cash                                  -      $110,393        -         $110,393
 Net accounts receivable           $  5,461      3,599        -            9,060
 Inventories                         50,303     12,584        -           62,887
 Other current assets                   584     12,403        -           12,987
Total current assets                 56,348    138,979        -          195,327
Investments in subsidiaries             -      104,306   $(104,306)         -
Net property, plant and equipment    51,466     12,528        -           63,994
Goodwill                             50,284      6,574        -           56,858
Other long-term assets                7,794      5,041        -           12,835
                                   $165,892   $267,428   $(104,306)     $329,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion long-term debt    $  1,870   $     21        -         $  1,891
 Accounts and income taxes payable   20,747       (129)       -           20,618
 Accrued expenses                    22,752       8,330       -           31,082
Total current liabilities            45,369       8,222       -           53,591
Net due to/(from) affiliate         (10,758)     10,758       -              -
Long-term debt                      107,346       6,143       -          113,489
Other long-term liabilities           2,780      13,467       -           16,247
Stockholders' equity:
 Preferred Stock                        -         6,809       -            6,809
 Common, Class A and
 Class B Stock                            5      41,326       -           41,331
 Paid-in capital (f)                 21,292     237,634   (173,224)       85,702
 Retained earnings (deficit) (f)        -      (31,894)     68,918        37,024
 Treasury Stock                         -      (25,041)        -        (25,041)
 Cumulative translation adjustments   (142)          4         -           (138)
Total stockholders' equity           21,155    228,838    (104,306)     145,687
                                   $165,892   $267,428   $(104,306)    $329,014

<Page F23>
FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14.  Supplemental Condensed Consolidated Financial Statements - (Continued)

                                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                                 August 31, 1996
                               Fedders        Other     Elimination     Fedders
                               North America  Fedders   Entries      Corporation
ASSETS
Current assets:
 Cash                                  -         $ 90,295     -         $ 90,295
 Net accounts receivable           $  3,464         4,511     -            7,975
 Inventories                         38,998        14,448     -           53,446
 Other current assets                 1,020         5,930     -            6,950
Total current assets                 43,482       115,184     -          158,666
Investments in subsidiaries            -          104,306   (104,306)          -
Net property, plant and equipment    52,041        10,831     -           62,872
Goodwill                             51,704         6,852     -           58,556
Other long-term assets                4,597         5,529     -           10,126
                                   $151,824      $242,702   (104,306)   $290,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion long-term debt    $  1,670      $    219     -         $  1,889
 Accounts and income taxes payable   15,924        15,981     -           31,905
 Accrued expenses                    29,431         8,624     -           38,055
Total current liabilities            47,025        24,824     -           71,849
Net due to affiliate                     -         133,286  (133,286)          -
Long-term debt                        9,322        29,195     -           38,517
Other long-term liabilities           4,309        15,794     -           20,103
Stockholders' equity:
 Preferred Stock                         -          7,643     -            7,643
 Common, Class A and
  Class B Stock                           5        40,668     -           40,673
 Paid-in capital                    109,637        87,563   (109,472)     87,728
 Retained earnings (deficit)        114,935       (96,236)     5,166      23,865
 Treasury Stock
 Net due from affiliate            (133,286)          -       133,286       -
 Cumulative translation adjustment     (123)         (35)         -       (158)
Total stockholders' equity            91,168        39,603     28,980   $159,751

                                    $151,824      $242,702   $(104,306) $290,220


<Page F24>
FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14.  Supplemental Condensed Consolidated Financial Statements - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Fiscal Year Ended August 31, 1997
                                          Fedders         Other      Fedders
                                          North America  Fedders   Corporation
Net cash provided by operations         $ 12,694       $(21,520)     $ (8,826)
Net additions to property, plant and
 equipment, being cash used in investing
 activities                               (6,750)        (2,058)      (8,808)
Net (repayments) proceeds from short
 and long-term borrowings                 (1,716)          (276)      (1,992)
Cash dividends                               -           (5,605)      (5,605)
Proceeds from stock options exercised        -            1,727        1,727
Proceeds from bond offering               96,025            -         96,025
Redemption of 8 1/2%
  convertible subordinated debentures        -          (22,806)     (22,806)
Purchase of Class A Stock                    -          (25,041)     (25,041)
Purchase of Preferred Stock                  -           (4,408)      (4,408)
Other                                        -             (168)        (168)
Intercompany dividend                    (72,300)        72,300          -
Change in net due to (from) affiliate    (27,953)        27,953          -
Net cash (used in) provided by financing
 activities                               (5,944)        43,676        37,732
Net increase in cash and cash equivalents    -           20,098        20,098
Cash and cash equivalents at
 beginning of year                           -           90,295        90,295
Cash and cash equivalents at end of year     -         $110,393      $110,393

Fiscal Year Ended August 31, 1996

Net cash provided by operations         $ 36,073       $  5,798      $ 41,871
Net additions to property, plant and
 equipment, being cash used in investing
 activities                               (4,448)        (2,060)       (6,508)
Net (repayments) proceeds from short
 and long-term borrowings                   (398)          (394)        (792)
Cash dividends                               -           (3,252)       (3,252)
Proceeds from stock options exercised        -            1,868         1,868
Other                                        -             (599)        (599)
Change in net due to (from) affiliate    (31,227)        31,227          -
Net cash (used in) provided by
 financing activities                     31,625)        28,850       (2,775)
Net increase in cash and cash equivalents   -            32,588       32,588
Cash and cash equivalents at
 beginning of year                          -            57,707       57,707
Cash and cash equivalents at end of year    -          $ 90,295     $ 90,295

Fiscal Year Ended August 31, 1995

Net cash provided by operations        $ 41,805        $  2,782     $ 44,587
Net additions to property, plant and
 equipment, being cash used in investing
 activities                             (4,807)          (3,713)      (8,520)
Net (repayments) proceeds from short
 and long-term borrowings                (522)          (13,344)     (13,866)
Cash dividends                              -              (797)        (797)
Proceeds from stock options exercised       -               692         692
Other                                       -               742         742
Change in net due to (from) affiliate   (36,476)         36,476          -
Net cash (used in) provided by
 financing activities                   (36,998)         23,769      (13,229)
Net increase in cash and cash equivalents    -           22,838        22,838
Cash and cash equivalents at
 beginning of year                           -           34,869       34,869
Cash and cash equivalents at end of year     -         $ 57,707     $ 57,707

<Page F25>

                        FEDDERS CORPORATION

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.  Supplemental Condensed Consolidating Financial Statements
- (Continued)

     Intercompany transactions

The historical condensed consolidating financial statements presented above include the following transactions between FNA and the Company;

a) The Company charges corporate overhead to FNA essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to $9,747, $10,247 and $9,294 for the years ended August
31, 1997, 1996 and 1995, respectively.

b) The Company allocates interest expense to FNA based upon the level of the FNA's working capital at the prime rate of interest.
Such interest charges amounted to $3,953, $2,751 and $1,627 for the years ended August 31, 1997, 1996 and 1995, respectively.

c) FNA's depreciation and amortization for the years ended August
31, 1997, 1996 and 1995 amounted to $7,847, $6,071 and $6,061, respectively. Capital expenditures of FNA for the same periods amounted to $7,131, $4,983 and $4,286, respectively.

d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

e) The Company's stock option plans include FNA's employees.

f) In connection with the completion of the offering on August 13, 1997, FNA declared a dividend of $72,300 to the Company.
In addition, the intercompany receivable from Fedders Corporation on August 13, 1997 of $152,097 was forgiven and has been reflected as an adjustment to stockholders equity of both companies in the accompanying condensed consolidated balance sheet on page F22.

<Page F26>

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FEDDERS CORPORATION


We have audited the accompanying consolidated balance sheets of Fedders Corporation as of August 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fedders Corporation as of August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.



/s/BDO Seidman, LLP
Woodbridge, New Jersey
September 29, 1997

<Page F27>
Quarterly Financial Data (unaudited)
(000's, except per share and market price data)

                     First      Second        Third      Fourth    Fiscal Year
                      1997        1997         1997        1997         1997
Net sales             $33,087     $60,593     $143,776     $76,644     $314,100
Gross profit           7,179      14,277       30,842      17,778       70,076
Income (loss) before
 income taxes         (1,668)      3,584       19,153       7,798       28,867
Net income (loss)    $(1,246)    $ 2,511     $ 12,640     $ 4,859     $ 18,764
Net income (loss)
 per share (a)       $  0.05     $  0.04     $   0.30     $  0.12     $   0.40
Market price
 per share:
Preferred Stock (FJAPr)
  High                6 1/2       6 1/2        6 3/4       7            7
  Low                 5 5/8       5 5/8        5 5/8       6            5 5/8
Common Stock (FJC)
  High                6 1/2       6 1/2        6 1/2       6 5/8        6 5/8
  Low                 5 5/8       5 5/8        5 5/8       5 5/8        5 5/8
Class A Stock (FJA)
  High                5 7/8       6 1/8        6 1/4       6 3/8        6 3/8
  Low                 4 5/8       4 5/8        5 1/4       5 1/2        4 5/8


                      First     Second       Third      Fourth     Fiscal Year
                       1996       1996        1996        1996         1996

Net sales            $27,809     $88,327     $173,868     $81,768     $371,772
Gross profit           6,777      18,005       37,859      20,387       83,028
Income (loss) before
 income taxes             554      10,274       28,200      11,238       50,266
Net income (loss)    $   343     $ 6,370     $ 17,430    $  7,015     $ 31,158
Net income (loss)
 per share (a)        $  0.01     $  0.15     $   0.42    $   0.16     $   0.74
Market price
 per share:
Preferred Stock (FJAPr)
  High                   -           -            -         5 7/8        5 7/8
  Low                    -           -            -         5 1/8        5 1/8
Common Stock (FJC)
  High                6 3/4       6 3/4        7           7 1/4        7 1/4
  Low                 5 1/4       5            6           5 1/2        5
Class A Stock (FJA)
  High                5           5 5/8        6 1/4       6 3/8        6 3/8
  Low                 3 3/4       3 7/8        5 3/8       4 7/8        3 3/4


(a) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average shares outstanding.

<Page S1>


                         FEDDERS CORPORATION
            VALUATION & QUALIFYING ACCOUNTS AND RESERVES
                             SCHEDULE II
         For The Years Ended August 31, 1997, 1996 and 1995
                       (Amounts in Thousands)

                        Balance      Additions                       Balance
                        at beginning charged to                      at end
                        of period    expense    Deductions  Other    of period
Allowance for Doubtful
    Accounts:
  Year Ended:
       August 31, 1997     $1,952    $(116)    $  2          -       $   1,834

       August 31, 1996     $  872    $ 580        -      $  500(1)   $   1,952

       August 31, 1995     $  744    $286       $158         -       $     872






(1) Includes $500 related to joint venture (see note 12 of the Notes to the Consolidated Financial Statements)