Form 10-K/A
period 1997-08-31
FEDDERS CORP /DE
filed 1997-12-03
CIK 744106

<Page 1>


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549


FORM 10-K/A

AMENDMENT TO APPLICATION OR REPORT
Filed pursuant to Section 13 or 15 (d) of
THE SECURITIES EXCHANGE ACT OF 1934

FEDDERS CORPORATION
(Exact name of Registrant as specified in charter)


AMENDMENT NO. 1

The undersigned registrant hereby amends Form 10-K for year ending August 31, 1997 filed December 1, 1997 as set forth in pages attached.

Exhibit 3     Articles of Incorporation

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDDERS CORPORATION
(Registrant)



/S/
Robert L. Laurent, Jr.
Executive Vice President,
Finance & Administration
and Chief Financial Officer



Date:    December 2, 1997