Form 10-Q
period 1997-11-30
FEDDERS CORP /DE
filed 1998-01-30
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended November 30, 1997 or

(  )  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the transition period from _____________ to ____________
Commission file number        1-8831

(Exact name of registrant as specified in its charter)
                       FEDDERS CORPORATION

Delaware                     22-2572390
(State of incorporation)  (I.R.S. Employer Identification No.)

P. O. Box 813
505 Martinsville Road, Liberty Corner, NJ        07938-0813
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


                     Yes  X        No


As of December 31, 1997, the registrant has outstanding 18,839,698 shares of Common Stock, 21,082,706 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock) and 2,266,706 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis).

FEDDERS CORPORATION

INDEX

                                                            Page
                                                            Number
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                         3
Consolidated Balance Sheets                                 4-5
Consolidated Statements of Cash Flows                         6
Notes to Consolidated Financial Statements                  7-14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      15-16


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   17

SIGNATURE                                                   18
























<Page 3>
PART I FINANCIAL INFORMATION
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

                                      Three months ended
                                 November 30,      November 30,
                                 1997              1996

Net sales                        $ 25,491          $ 33,087
Costs and expenses:
 Cost of sales                     20,758            25,908
 Selling, general and
  administrative expenses           9,035             9,358

                                   29,793            35,266

Operating loss                     (4,302)           (2,179)
Minority interest in
 joint venture                         95               508
Net interest income (expense)      (1,836)                3

 Loss before income taxes          (6,043)           (1,668)

Federal, state and foreign
 income tax benefit                 2,112               422

Net loss                           (3,931)           (1,246)
Preferred stock dividend
 requirement                          -                 726
Loss attributable to
 common stockholders             $ (3,931)         $ (1,972)


Net loss per share               $  (0.09)         $  (0.05)



Dividends per share declared:
 Common Stock                    $  0.020           $ 0.020
 Class A Stock                      0.020             0.020
 Class B Stock                      0.018             0.018
 Preferred Stock                      -               0.095

See accompanying notes









<Page 4>
FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

                                    November 30,  August 31, November 30,
                                      1997         1997         1996
ASSETS:
Current assets:
 Cash                               $ 55,609      $110,393     $ 28,188

 Accounts receivable (less
  allowance of $1,189, $1,834 and
  $2,630 at November 30, 1997,
  August 31, 1997 and
  November 30, 1996, respectively)    14,241         9,060        9,736

Inventories:
Finished goods                        49,762        32,233       51,069
Work in process                        5,147         6,631        5,047
Raw materials and supplies            29,668        24,023       39,656
                                      84,577        62,887       95,772

Deferred income taxes                  4,070         4,070        3,584
Prepaid expenses                       8,201         8,917        2,988

    Total current assets             166,698       195,327      140,268

Property, plant and equipment at cost:
  Land and improvements                3,701         3,924        3,946
  Buildings                           23,516        24,349       23,895
  Machinery and equipment             87,677        87,421       86,971
  Machinery and equipment under
   capital lease                       8,945         8,647        8,191
                                     123,839       124,341      123,003

  Less accumulated depreciation       60,750        60,347       59,605
                                      63,089        63,994       63,398

Deferred income taxes                  6,374         6,374        7,364
Goodwill                              56,432        56,858       58,208
Other assets                           6,580         6,461        2,798

                                    $299,173      $329,014     $272,036


See accompanying notes








<Page 5>
FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data) (unaudited)

                                      November 30,  August 31,  November 30,
                                         1997          1997        1996
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Current portion of long-term debt    $  1,926       $  1,891    $  1,727
 Accounts payable                       14,984         10,591      18,220
 Income taxes payable                   10,875         10,027      10,168
 Accrued expenses                       18,391         31,082      27,204
     Total current liabilities          46,176         53,591      57,319
Long-term debt                         111,112        113,489      38,101
Other long-term liabilities             11,118         11,207      14,234
Minority interest in joint venture       4,945          5,040       5,330
Commitments and Contingencies
Stockholders' equity:
 Preferred Stock, $1 par value,
   15,000,000 shares authorized,
   6,809,184 and 7,517,061 issued
   at August 31, 1997 and
   November 30,1996, respectively          -            6,809       7,517
 Common Stock, $1 par value,
   80,000,000 shares authorized,
   18,839,698 issued at November
   30, 1997, August 31, 1997 and
   November 30, 1996, respectively      18,840         18,990      18,990
 Class A Stock, $1 par value,
   60,000,000 shares authorized,
   28,242,238, 20,074,281 and
   19,629,514 issued at
   November 30, 1997, August 31,
   1997 and November 30, 1996,
   respectively                         28,242         20,074      19,630
 Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,266,706 issued at November
   30, 1997, August 31, 1997
   and November 30, 1996, respectively   2,267          2,267       2,267
 Additional paid-in capital             87,684         85,702      87,806
 Retained earnings                      32,219         37,024      21,147
 Cumulative translation adjustment        (190)          (138)       (305)
                                       169,062        170,728     157,052
   Less:
   Treasury stock, at cost,
   7,447,130 and 4,334,800 shares
   at November 30, 1997 and
   August 31, 1997                     (43,240)       (25,041)       -

     Total stockholders' equity        125,822        145,687     157,052

                                      $299,173       $329,014    $272,036

See accompanying notes

<Page 6>
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

                                                   Three months ended
                                                       November 30,
                                                1997        1996
Cash flows from operations:
 Net loss                                         $ (3,931)   $ (1,246)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                     2,288       2,432

   Changes in operating assets and liabilities:
    Accounts receivable                             (5,181)     (1,761)
    Inventories                                    (21,690)    (42,326)
    Other current assets                               716         378
    Other assets                                      (119)       (132)
    Accounts payable                                 4,393       1,706
    Income taxes payable                               848      (5,223)
    Accrued expenses                               (12,701)    (10,851)
    Other long-term liabilities                        (89)       (261)
    Other                                              (52)       (147)
   Net cash used in operations                     (35,518)    (57,431)

Cash flows from investing activities:
 Additions to property, plant and equipment         (1,967)     (2,610)
 Disposals of property, plant and equipment          1,032          96
 Minority interest in Joint Venture                    (95)       (278)
Net cash used in investing activities               (1,030)     (2,792)

Cash flows from financing activities:
 Repayments of long-term debt                       (2,354)       (578)
 Proceeds from stock options exercised                  73         166
 Repurchase of capital stock                       (15,081)         -
 Cash dividend                                        (874)     (1,472)
Net cash used in financing activities              (18,236)     (1,884)

Net decrease in cash and cash equivalents          (54,784)    (62,107)
Cash and cash equivalents at beginning of period   110,393      90,295
Cash and cash equivalents at end of period        $ 55,609    $ 28,188

Supplemental disclosure:
 Interest paid                                    $    466    $   (489)
 Net income tax paid (refunded)                     (3,121)      4,951

Supplemental disclosure of non-cash investing and financing activities:
 The redemption of 6,492,778 shares of
  Convertible Preferred Stock for 1.022 shares
  each of Class A Stock or 6,635,619 shares
  (Note D).                                       $  6,636    $     -
 Stock options exercised through exchange of
  963,198 shares of Class A Stock.                   4,322          -

See accompanying notes











<Page 7>
FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


A. Net loss per share was computed using the weighted average number of shares of Common, Class A and Class B Stock and other common stock equivalents outstanding which amounted to approximately 42,333,000 and 42,215,000 shares in the first quarter of 1998 and 1997, respectively. Additionally, at November 30, 1996 there were approximately 7.5 million shares of Convertible Preferred Stock ("Preferred Stock") outstanding.

B. Pursuant to the Company's stock option plans, options to purchase 1,257,730 and 87,000 shares of Class A Stock were exercised during the first three months of fiscal 1998 and 1997, respectively.


C. In July 1997, the Company announced that it had been authorized to repurchase up to an additional $50 million of outstanding stock. Under this plan, in the first quarter of fiscal 1998, the Company purchased approximately 2.3 million shares of Class A, Preferred and Common Stock for approximately $13.4 million or approximately $5.83 per share. Total repurchases under the program amount to $17.8 million.


D. In September 1997, the Company redeemed its Preferred Stock for 1.022 shares of Class A Stock based on the average closing price of $6.113 of the Class A Stock. The redemption resulted in the surrender of 6,492,778 shares of Preferred Stock for 6,635,619 shares of Class A stock. Fractional shares and all accounts holding 100 shares or less were paid in cash at the rate of $6.25 per share which amounted to $0.3 million at November 30, 1996. At November 30, 1996 there were approximately 7.5 million shares of Preferred Stock outstanding.

E. In August 1997, Fedders North America, Inc. ("FNA"), a subsidiary of the Company issued $100 million principal amount of 9 3/8% senior subordinated notes due in 2007. The notes are guaranteed by the Company on a senior subordinated basis. The Company received a dividend payment of approximately $72.3 million from FNA to support a $50 million stock repurchase program and to redeem its 8 1/2% Convertible Subordinated Debentures due 2012, in the aggregate amount of approximately $22.3 million, which was completed in August 1997. The following condensed consolidating financial statements present separate information for FNA and the Company and its subsidiaries, other than FNA. The non-guarantor and subsidiaries of the Company are inconsequential, individually and in the aggregate, to the consolidated financial statements and management has determined that separate financial statements of the Company would not be meaningful.







<Page 8>
E. Continued
(Amounts in thousands) (unaudited)

Condensed Consolidating Statements of Operations

                                    For the Three Months Ended
                                    November 30, 1997
                                   Fedders        Other     Fedders
                                   North America  Fedders   Corporation
Net Sales                        $ 17,664         $  7,827  $ 25,491
Cost of Sales                      15,265            5,493    20,758
Selling, general and
 administrative expenses (a)        6,345            2,690     9,035
Operating loss                     (3,946)            (356)   (4,302)
Minority interest in joint
 venture                              -                 95        95
Net interest income (expense) (b)  (3,229)           1,393    (1,836)
Income (loss) before income taxes  (7,175)           1,132    (6,043)
Income taxes (benefit)             (2,511)             399    (2,112)
Net income (loss)                  (4,664)             733    (3,931)
Preferred stock dividend
 requirements                         -                 -         -
Net income (loss) attributable to
 common stockholders             $ (4,664)        $    733  $ (3,931)


                                    For the Three Months Ended
                                       November 30, 1996
                                    Fedders         Other      Fedders
                                    North America   Fedders    Corporation
Net sales                           $ 26,389        $  6,698   $ 33,087
Cost of sales                         21,307           4,601     25,908
Selling, general and
 administrative expenses (a)           6,923           2,435      9,358
Operating loss                        (1,841)           (338)    (2,179)
Minority interest in joint
 venture                                -                508        508
Net interest income (expense) (b)       (477)            480          3
Income (loss) before income taxes     (2,318)            650     (1,668)
Income taxes (benefit)                  (584)            162       (422)
Net income (loss)                     (1,734)            488     (1,246)
Preferred stock dividend
 requirements                            -               726        726
Net loss attributable to common
 stockholders                       $ (1,734)       $   (238)  $ (1,972)

See accompanying notes

<Page 9>
E. Continued
(Amounts in thousands) (unaudited)

Condensed Consolidating Balance Sheets


                                             November 30, 1997

                               Fedders       Other    Eliminating Fedders
                               North America Fedders  Entries     Corporation
ASSETS
Current assets
 Cash                         $   -         $ 55,609  $            $ 55,609
 Accounts receivable, net      11,180          3,061                 14,241
 Inventories                   70,676         13,901                 84,577
 Other current assets             926         11,345                 12,271
Total current assets           82,782         83,916        -       166,698
Investments in subsidiaries      -           104,306     (104,306)     -
Property, plant and equipment,
 net                           51,588         11,501                 63,089
Goodwill                       49,930          6,502                 56,432
Other long-term assets          3,646          9,308                 12,954
                             $187,946       $215,533    $(104,306) $299,173

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
 Current portion of long-term
  debt                       $  1,907       $     19    $          $  1,926
 Accounts and income taxes
  payable                      20,981          4,878                 25,859
 Accrued expenses              15,036          3,355                 18,391
Total current liabilities      37,924          8,252         -       46,176

Net due to (from) affiliate    23,820        (23,820)                   -
Long-term debt                106,895          4,217                111,112
Other long-term liabilities     2,832         13,231                 16,063

Stockholders' equity:
 Common Class A and
  Class B Stock                     5         49,344                 49,349
  Paid-in capital              21,292        239,616     (173,224)   87,684
 Retained earnings (deficit)   (4,664)       (32,035)      68,918    32,219
 Treasury stock                   -          (43,240)               (43,240)
 Cumulative translation
  adjustment                     (158)           (32)                  (190)
 Total stockholders' equity    16,475        213,653     (104,306)  125,822
                             $187,946       $215,533    $(104,306) $299,173

See accompanying notes





<Page 10>
E. Continued
(Amounts in thousands) (unaudited)


Condensed Consolidating Balance Sheets


                                                August 31,1997

                               Fedders       Other    Eliminating Fedders
                               North America Fedders  Entries     Corporation
ASSETS
Current assets
 Cash                        $   -          $110,393  $             $110,393
 Accounts receivable, net       5,461          3,599                   9,060
 Inventories                   50,303         12,584                  62,887
 Other current assets             584         12,403                  12,987
Total current assets           56,348        138,979         _       195,327
Investments in subsidiaries      -           104,306     (104,306)      -
Property, plant and equipment,
 net                           51,466         12,528                  63,994
Goodwill                       50,284          6,574                  56,858
Other long-term assets          7,794          5,041                  12,835
                             $165,892       $267,428    $(104,306)  $329,014

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
 Current portion of long-term
  debt                       $  1,870       $     21    $           $  1,891
 Accounts and income taxes
  payable                      20,747           (129)                 20,618
 Accrued expenses              22,752          8,330                  31,082
Total current liabilities      45,369          8,222          -       53,591

Net due to (from) affiliate   (10,758)        10,758                     -
Long-term debt                107,346          6,143                 113,489
Other long-term liabilities     2,780         13,467                  16,247

Stockholders' equity:
 Preferred Stock                  -            6,809                   6,809
 Common Class A and
  Class B Stock                     5         41,326                  41,331
  Paid-in capital              21,292        237,634     (173,224)    85,702
 Retained earnings (deficit)      -          (31,894)      68,918     37,024
 Treasury stock                   -          (25,041)                (25,041)
 Cumulative translation
  adjustment                     (142)             4                    (138)
 Total stockholders' equity    21,155        228,838     (104,306)   145,687
                             $165,892       $267,428    $(104,306)  $329,014

See accompanying notes






<Page 11>
E. Continued
(Amounts in thousands) (unaudited)


Condensed Consolidating Balance Sheets


                                               November 30, 1996

                             Fedders        Other     Eliminating Fedders
                             North America  Fedders   Entries     Corporation
ASSETS
Current assets
 Cash                      $   -          $ 28,188    $           $ 28,188
 Accounts receivable, net     7,512          2,224                   9,736
 Inventories                 80,842         14,930                  95,772
 Other current assets           587          5,985                   6,572
Total current assets         88,941         51,327         -       140,268
Investments in subsidiaries    -           104,306     (104,306)      -
Property, plant and equipment,
 net                         50,998         12,400                  63,398
Goodwill                     51,418          6,790                  58,208
Other long-term assets          559          9,603                  10,162
                           $191,916       $184,426    $(104,306)  $272,036

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
 Current portion of long-term
  debt                     $  1,704       $     23    $           $  1,727
 Accounts and income taxes
  payable                    22,060          6,328                  28,388
 Accrued expenses            22,360          4,844                  27,204
Total current liabilities    46,124         11,195           -      57,319

Net due to (from) affiliate (90,103)        90,103                     -
Long-term debt                8,885         29,216                  38,101
Other long-term liabilities   4,291         15,273                  19,564

Stockholders' equity:
 Preferred Stock               -             7,517                   7,517
 Common Class A and
  Class B Stock                   5         40,882                  40,887
  Paid-in capital           109,637         87,641     (109,472)    87,806
 Retained earnings (deficit 113,201        (97,220)       5,166     21,147
 Cumulative translation
  adjustment                   (124)          (181)                   (305)
 Total stockholders'equity  222,719         38,639     (104,306)   157,052
                           $191,916       $184,426    $(104,306)  $272,036

See accompanying notes







<Page 12>
E. Continued
(Amounts in thousands) (unaudited)


Condensed Consolidating Statements of Cash Flows


                                                For the Three Months Ended
                                                    November 30, 1997

                                      Fedders        Other       Fedders
                                      North America  Fedders     Corporation

Net cash provided by (used in)
 operations                         $ (32,987)     $ (2,531)     $ (35,518)
Net additions (disposals) of property,
 plant, and equipment, being
 cash used in investing activities     (1,177)          147         (1,030)
Net repayments of short and long-
 term borrowings                         (414)       (1,940)        (2,354)
Cash dividends                            -            (874)          (874)
Proceeds from stock options
 exercised                                -              73             73
Repurchase of capital stock               -         (15,081)       (15,081)
Change in net due to (from)
 affiliate                             34,578       (34,578)           -
Net cash provided by (used in)
 financing activities                  34,164       (52,400)       (18,236)
Net decrease in cash and cash
 equivalents                              -         (54,784)       (54,784)
Cash and cash equivalents at
 beginning of year                        -         110,393        110,393
Cash and cash equivalents at
 end of period                    $       -        $ 55,609       $ 55,609

See accompanying notes

















<Page 13>
E. Continued
(Amounts in thousands) (unaudited)


Condensed Consolidating Statements of Cash Flows

                                               For the Three Months Ended
                                                    November 30, 1996

                                       Fedders        Other      Fedders
                                       North America  Fedders    Corporation
Net cash provided by (used in)
 operations                           $ (40,216)     $ (17,215) $ (57,431)
Net additions (disposals) of property,
 plant, and equipment, being
 cash used in investing activities       (2,564)          (228)    (2,792)
Net repayments of short and long-
 term borrowings                           (403)          (175)      (578)
Cash dividends                              -           (1,472)    (1,472)
Proceeds from stock options
 exercised                                  -              166        166
Change in net due to (from)
 affiliate                               43,183        (43,183)        -
Net cash provided by (used in)
 financing activities                    42,780        (44,664)    (1,884)
Net decrease in cash and cash
 equivalents                                -          (62,107)   (62,107)
Cash and cash equivalents at
 beginning of year                          -           90,295     90,295
Cash and cash equivalents at
 end of period                       $      -       $   28,188  $  28,188

Intercompany transactions

    The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA.

a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $2.8 million and $2.6 million for the three months ended
November 30, 1997 and 1996, respectively.

b) The Company allocates interest expense to FNA based upon the level of FNA's working capital at the prime rate of interest. Such interest charges amounted to approximately $0.6 million and $0.4 million for the three months ended November 30, 1997 and 1996, respectively.

c) FNA's depreciation and amortization for the three months ended November
30, 1997 and 1996 amounted to approximately $1.6 million and $1.9 million, respectively. Capital expenditures of FNA for the same periods amounted to $1.2 million and $2.6 million, respectively.






<Page 14>
F. On January 8, 1998, the Company announced that it will recognize expenses to restructure its operations totaling $16.8 million in the second fiscal quarter ending February 28, 1998. The restructuring will not result in factory closings. However, it will involve shifting some additional production from FNA factories to China. As part of the restructuring, sales, marketing, service and administrative support functions of Fedders
North America will be relocated to the Company's factory in Effingham, Illinois. The charges consist primarily of the write-off of certain fixed assets($5.8 million), amounts for termination of various equipment and facility leases ($5.4 million), personnel-related costs ($2.9 million) and facility-closing costs ($2.7 million).

G. The financial information included herein is unaudited; however, such information reflects all adjustments which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal, and consequently, operating results for the three-month period ending November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998.





































<Page 15>
Item 2.  Management's Discussion and Analysis of Results of Operations and
Financial Condition.

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

First Quarter

Results of Operations


Operating Results As A Percent Of Net Sales

                               1998         1997
Gross profit                   18.6%        21.7%
Selling, general and
 administrative expenses       35.4%        28.3%
Operating loss                (16.9%)       (6.6%)
Interest income (expense)      (7.2%)         -
Pre-tax loss                  (23.7%)       (5.0%)

Net sales in the seasonally low-volume first quarter of fiscal 1998 of $25.5 million decreased 23.0% from sales of $33.1 million in the first quarter of 1997. The decrease is the result of a more pronounced seasonal pattern of domestic sales primarily because major retailers, who continue to gain market share, want deliveries closer to the air-conditioning season, which is in the second half of the Company's fiscal year.

The gross profit margin decreased in the first quarter of 1998 due to lower absorption of fixed costs and expenses in the air conditioning and compressor factories related to the lower sales volume.

Selling, general and administrative expenses decreased to $9.0 million in the current year from $9.4 million in the prior year period. These expenses increased as a percentage of net sales from the prior year as a result of the sales decrease.

Net interest expense increased in the first fiscal quarter due to interest on the 9 3/8% senior subordinated notes due in 2007 offset, in part, by a reduction in interest expense related to the redemption of the Company's
8 1/2% convertible subordinated debentures.












<Page 16>
The net loss for the normally unprofitable off-season quarter of fiscal 1998 was $3.9 million, or 9 cents per share, compared to a net loss attributable to common shareholders in fiscal 1997 of $2.0 million, or 5 cents per share, which included a Preferred Stock dividend requirement of $0.7 million. In September 1997 the Preferred Stock was called for redemption.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $55.6 million at November 30,1997, compared to $28.2 million a year earlier. The increase was due to proceeds of the $100 million senior note offering in August 1997. Cash included $2.4 million and $6.2 million at Fedders Xinle, the Company's Chinese joint venture, at November 30, 1997


Net cash used in operations for the three-months ended November 30, 1997 amounted to $35.5 million. During the seasonally slow first fiscal quarter, the Company utilized cash to produce compressors and finished goods. Inventories increased to $84.6 million at November 30, 1997 from $62.9 million at year end, while decreasing from $95.8 million a year earlier. Finished goods decreased by $1.3 million from the prior year level reflecting rebalancing of inventories by moderating production in the Company's U.S.factories. Work-in-process and raw materials decreased by $9.9 million as the Company adjusted production. Accounts receivable increased to $14.3 million.

Net cash used in investing activities consisted primarily of capital expenditures of $2.0 million in the first three months of fiscal 1998.

Net cash used in financing activities amounted to $18.2 million, primarily due to stock repurchases under the previously announced stock repurchase plan of up to $50 million and to payment of dividends. At November 30,1997, the Company had no short-term borrowings.

In the first quarter of fiscal 1998 and 1997, the Company declared quarterly dividends of two cents on each share of outstanding Class A and Common Stock and $1.8 cents on each share of outstanding Class B Stock. In the prior year period the Company declared a quarterly dividend of $.095 cents on each share of outstanding Preferred Stock.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

Forward looking statements are made within the "Safe-Harbor" clause of the Private Litigation Reform Act of 1995.









<Page 17>
PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


None.





















































<Page 18>
SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FEDDERS CORPORATION



                                    By/s/Thomas A. Kroll
                                       Thomas A. Kroll
                                       Corporate Controller





Date: January 14, 1998             Signing in his capacity as
                                   Corporate Controller and on behalf
                                   of the Registrant.