Form 10-Q
period 1998-02-28
FEDDERS CORP /DE
filed 1998-04-14
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended February 28, 1998 or

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

                     Yes  X        No

The registrant has outstanding 18,778,898 shares of Common Stock, 21,095,877 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,606 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of March 31,1998.

FEDDERS CORPORATION


INDEX

                                                           Page
                                                           Number
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                           3
Consolidated Balance Sheets                                   4-5
Consolidated Statements of Cash Flows                           6
Notes to Consolidated Financial Statements                    7-16

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       17-19


Part II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security Holders                                      20

Item 6.  Exhibits and Reports on Form 8-K                      21

SIGNATURE                                                      22


PART I FINANCIAL INFORMATION
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

                                  SECOND QUARTER         SIX MONTHS
                                FEB. 28,   FEB. 28,    FEB. 28,   FEB 28,
                                1998       1997        1998       1997

Net sales and other income      $ 33,580   $ 60,593    $ 59,071   $ 93,680
Cost of sales                     26,439     46,316      47,197     72,224
Selling, general and
 administrative expense            8,990      9,325      18,025     18,683
Restructuring charge              16,750        -        16,750        -
                                  52,179     55,641      81,972     90,907

Operating income (loss)          (18,599)     4,952     (22,901)     2,773
Minority interest in joint
 venture (income)/loss               132        (51)        227        457
Net interest expense              (2,350)    (1,317)     (4,186)    (1,314)
Income (loss) before income
 taxes                           (20,817)     3,584     (26,860)     1,916

Federal, state and foreign
 income taxes (benefit)           (7,289)     1,073      (9,401)       651
Net income (loss)                (13,528)     2,511     (17,459)     1,265

Less: Preferred stock dividend
 requirement                         -          726        -         1,452
Income (loss) attributable to
 common stockholders            $(13,528)  $  1,785    $(17,459)  $   (187)

Earnings (loss) per share       $  (0.32)  $   0.04    $  (0.42)  $   0.00

Dividends per share declared:
 Common                         $  0.020      0.020    $  0.040   $  0.040
 Class A                           0.020      0.020       0.040      0.040
 Class B                           0.018      0.018       0.036      0.036
 Convertible Preferred              -         0.095        -         0.190

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

                                   February 28,   August 31,    February 28,
                                      1998           1997          1997
ASSETS:
Current assets:
 Cash                             $ 13,977       $110,393      $  5,751

 Accounts receivable (less
  allowance of $1,260, $1,834,
  and $2,135 at February 28, 1998,
  August 31, 1997 and
  February 28, 1997, respectively)  22,043          9,060        36,999
 Inventories:
  Finished goods                    85,432         32,233        80,001
  Work in process                    5,622          6,631         6,277
  Raw materials and supplies        26,311         24,023        47,443
                                   117,365         62,887       133,721
 Deferred tax benefit                4,070          4,070         3,584
 Prepaid expenses                    8,673          8,917         3,857
    Total current assets           166,128        195,327       183,912
 Land and improvements               3,703          3,924         3,935
 Buildings                          24,029         24,349        23,501
 Machinery and equipment            72,040         87,421        86,095
 Machinery and equipment under
  capital lease                      8,945          8,647         8,191
                                   108,717        124,341       121,722
Less accumulated depreciation       52,405         60,347        57,664
                                    56,312         63,994        64,058

Deferred income taxes                6,374          6,374         7,364
Goodwill                            56,008         56,858        57,783
Other assets                         7,735          6,461         3,832

                                   292,557       $329,014      $316,949

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data) (unaudited)

                                    February 28,    August 31, February 28,
                                      1998            1997        1997
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing               $    -         $    -      $ 46,513
 Current portion of long-term debt     1,963          1,891       1,822
 Accounts payable                     24,798         10,591      26,801
 Income taxes payable                  3,416         10,027       5,876
 Accrued expenses                     25,859         31,082      33,020
   Total current liabilities          56,036         53,591     114,032
Long-term debt                       110,623        113,489      37,817
Other long-term liabilities           11,043         11,207      14,109
Minority interest in joint venture     4,813          5,040       5,381
Stockholders' equity:
 Preferred Stock, $1 par value,
   15,000,000 shares authorized,
   6,809,184 and 7,516,561 issued
   at August 31, 1997 and February
   28, 1997, respectively                 -           6,809       7,517
 Common Stock, $1 par value,
   80,000,000 shares authorized
   18,778,898 issued at February 28,
   1998 and 18,989,798 issued at
   August 31,1997 and February 28,    18,779         18,990      18,990
   1997, respectively
 Class A Stock, $1 par value,
   60,000,000 shares authorized,
   28,688,832; 20,074,281 and
   19,652,000 issued at February 28,
   1998, August 31, 1997 and          28,689         20,074      19,652
 Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,266,606 issued at February 28,
   1998, August 31, 1997 and
   February 28, 1997, respectively     2,267          2,267       2,267
 Additional paid-in capital           88,600         85,702      87,911
 Retained earnings                    17,021         37,024      22,399
 Cumulative translation adjustment      (265)          (138)       (131)
                                     155,091        170,728     158,605
 Less treasury stock, at cost,
  7,775,083; 4,334,800 and 2,250,100
  shares at February 28, 1998,
  August 31, 1997 and February
  28, 1997, respectively             (45,049)       (25,041)    (12,995)
     Total stockholders' equity      110,042        145,687     145,610
                                   $ 292,557       $329,014    $316,949

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

                                                      SIX MONTHS ENDED
                                                    FEB. 28,      FEB. 28,
                                                      1998          1997
Cash flows from operations:
 Net income                                        $(17,459)     $  1,265
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                      4,532         4,772
   Restructuring charge:
    Provision for facility closing                    9,850           -
    Write-off of long-lived assets                    6,900           -
 Changes in operating assets and liabilities:
   Accounts receivable                              (12,983)      (29,024)
   Inventories                                      (55,178)      (80,275)
   Other current assets                                 244          (491)
   Other assets                                      (1,335)       (1,143)
   Accounts payable                                  14,207        10,287
   Accrued expenses                                 (15,324)       (5,035)
   Income tax payable                                (6,611)       (9,515)
   Other long-term liabilities                         (164)         (386)
   Other                                               (124)           27
    Net cash used in operations                     (73,445)     (109,518)

Cash flows from investing activities:
 Additions to property, plant and equipment          (3,744)       (5,154)
 Disposals of property, plant and equipment           1,032            42
 Minority interest in joint venture                    (227)         (227)
     Net cash used in investing activities           (2,939)       (5,339)

Cash flows from financing activities:
 Increase in short-term borrowing                        -         46,513
 Repayments of long-term debt                        (2,818)         (767)
 Proceeds from stock options exercised                1,276           293
 Repurchase of capital stock                        (16,791)      (12,995)
 Cash dividends                                      (1,699)       (2,731)
     Net cash provided by (used in)
      financing activities                          (20,032)       30,313

Net decrease in cash and cash equivalents           (96,416)      (84,544)
Cash and cash equivalents at beginning of period    110,393        90,295

Cash and cash equivalents at end of period        $  13,977     $   5,751

Supplemental disclosure:
 Interest paid                                    $   5,488     $   1,676
 Net income taxes paid (refunded)                    (2,970)        9,162

See accompanying notes

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A. In the second quarter of 1998 and 1997, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B
Stock outstanding which amounted to approximately 41,944,000 and 40,076,000 shares, respectively. Due to the net loss in the current period, options on approximately 1,650,000 shares of capital stock were not included in computing diluted earnings per share. In the prior year period, options on approximately 1,786,000 shares were not included in computing diluted earnings per share, since these options had no effect on such computation. Also, debentures and Preferred Stock convertible into approximately 2,587,000 and 7,682,000 shares of Class A shares, respectively, were not included in computing diluted earnings per share in the prior year period because their effects were antidilutive. All of the common stock equivalents in both periods are antidilutive and therefore were not used to calculate diluted earnings per share.

In the first six months of 1998 and 1997, net loss per share was computed using the weighted average number of shares outstanding which amounted to approximately 41,870,000 and 40,392,000 shares, respectively. Due to the net loss available to common stockholders in both periods, options on approximately 1,724,000 and 1,798,000 shares of Class A stock, respectively, were not included in computing diluted earnings per share. In the prior year period, the debentures and Preferred Stock convertible into the Class A shares stated above were not included in computing diluted earnings per share, due to the net loss. All of the common stock equivalents in both periods are antidilutive and therefore were not used to calculate diluted earnings per share.

B. Pursuant to the Fedders Corporation (the "Company") stock option plan, options to purchase 1,711,601 and 110,000 shares of Class A Stock were exercised during the first six months of fiscal 1998 and 1997, respectively. Of the total shares purchased in the 1998 period, 1,329,375 shares were purchased through a cashless exchange of previously outstanding Class A and Common shares. No such exchanges occured in the 1997 period.

C. In January, 1998, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time expense totaling $16.8 million in the second fiscal quarter ending February 28, 1998. The charge consists of fixed asset write-offs ($6.9 million), amount for lease terminations ($4.3 million), personnel related costs ($2.9million) and facility closings costs ($2.7 million). The restructuring will not result in factory closings. However, it will involve shifting some additional production from Fedders North America ("FNA") factories to China. As part of the restructuring, sales, marketing, service, research and development and administrative support functions of FNA will be relocated to the Company's factory in Effingham Illinois, resulting in the closing of several administrative leased facilities. At Fedders International, marketing and operations-related activities will be transferred to the Company's Asian headquarters in Singapore.

At February 28, 1998, the restructuring reserve balance was $8.8 million and consisted primarily of amounts for termination of various equipment and facility leases ($4.0 million), personnel related costs ($2.8 million) and facility closing costs ($2.0 million). In conjunction with the restructuring, the Company wrote-off certain fixed assets which totaled $6.9 million.

D. On March 24, 1998, the Company announced an agreement to form a joint venture with Bosch-Siemens Hausgerate Gmbh ("BSH") to manufacture room air conditioners in Spain. The Company and BSH will each have a fifty percent interest in the joint venture which will be initially capitalized with approximately $6 million.

E. In September 1997, the Company redeemed its Preferred Stock for 1.022 shares of Class A Stock based on the average closing price of $6.113 of the Class A Stock. The redemption resulted in the surrender of 6,492,778 shares of Preferred Stock for 6,635,619 shares of Class A stock. Fractional shares and all accounts holding 100 shares or less were paid in cash at the rate of $6.25 per share which amounted to $0.3 million at February 28, 1998. At February 28, 1997, there were approximately 7.5 million shares of Preferred Stock outstanding.

F. In August, 1997 FNA, a subsidiary of the Company, issued $100 million principal amount of 9 3/8% senior subordinated notes due in 2007. The notes are guaranteed by the Company on a senior subordinated basis. The Company received a dividend payment of approximately $72.3 million from FNA to support a $50 million stock repurchase program and to redeem its 8 1/2% Convertible Subordinated Debentures due 2012, in the aggregate amount of approximately $22.3 million, which was completed in August 1997. The following condensed consolidating financial statements present separate information for FNA and the Company and its subsidiaries, other than FNA. The guarantor and subsidiaries of the Company are inconsequential, individually and in the aggregate, to the consolidated financial statements, and management has determined that separate financial statements of the Company would not be meaningful.

F. Continued
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

                                          For the Three Months Ended
                                              February 28, 1998
                                   Fedders         Other       Fedders
                                 North America    Fedders     Corporation
Net sales                       $ 27,274          $  6,306     $ 33,580
Cost of sales                     19,969             6,470       26,439
Selling, general and
 administrative expense (a)        5,865             3,125        8,990
Restructuring charge              14,488             2,262       16,750
Operating loss                   (13,048)           (5,551)     (18,599)
Minority interest in joint
 venture                             -                 132          132
Net interest income
 (expense)                        (2,616)              266       (2,350)
Loss before income taxes         (15,664)           (5,153)     (20,817)
Income tax benefit                (5,482)           (1,807)      (7,289)
Net loss                        $(10,182)         $ (3,346)    $(13,528)

                                          For the Three Months Ended
                                              February 28, 1997

                                Fedders            Other      Fedders
                              North America      Fedders    Corporation
Net sales                       $ 49,039          $ 11,554     $ 60,593
Cost of sales                     35,814            10,502       46,316
Selling, general and
 administrative expense (a)        6,841             2,484        9,325
Operating income (loss)            6,384            (1,432)       4,952
Minority interest in joint
 venture                             -                 (51)         (51)
Net interest expense              (1,234)              (83)      (1,317)
Income (loss) before income
 taxes                             5,150            (1,566)       3,584
Income taxes (benefit)             1,547              (474)       1,073
Net income (loss)                  3,603            (1,092)       2,511
Preferred stock dividend
 requirement                        -                  726          726
Net income (loss) attributable
 to common stockholders         $ 3,603           $ (1,818)    $  1,785

See accompanying notes

F. Continued
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

                                          For the Six Months Ended
                                              February 28, 1998

                                Fedders            Other      Fedders
                               North America      Fedders    Corporation
Net sales                       $ 44,938          $ 14,133     $ 59,071
Cost of sales                     35,234            11,963       47,197
Selling, general and
 administrative expense (a)       12,210             5,815       18,025
Restructuring charge              14,488             2,262       16,750
Operating loss                   (16,994)           (5,907)     (22,901)
Minority interest in joint
 venture                             -                 227          227
Net interest income
 (expense)                        (5,244)            1,058       (4,186)
Loss before income taxes         (22,238)           (4,622)     (26,860)
Income tax benefit                (7,783)           (1,618)      (9,401)
Net loss                        $(14,455)         $ (3,004)    $(17,459)

                                          For the Six Months Ended
                                              February 28, 1997

                                Fedders            Other       Fedders
                               North America      Fedders     Corporation
Net sales                       $ 75,428          $ 18,252     $ 93,680
Cost of sales                     57,121            15,103       72,224
Selling, general and
 administrative expense (a)       13,764             4,919       18,683
Operating income (loss)            4,543            (1,770)       2,773
Minority interest in joint
 venture                             -                 457          457
Net interest income
 (expense)                        (1,711)              397       (1,314)
Income (loss) before income
 taxes                             2,832              (916)       1,916
Income taxes (benefit)               963              (312)         651
Net income (loss)                  1,869              (604)       1,265
Preferred stock dividend
 requirement                        -                1,452        1,452
Net income (loss) attributable
 to common stockholders         $ 1,869           $ (2,056)   $    (187)

See accompanying notes

F. Continued
Condensed Consolidating Balance Sheets(unaudited)
(amounts in thousands)

                                            February 28, 1998

                              Fedders        Other    Eliminating   Fedders
                            North America   Fedders     Entries   Corporation
Assets
Current assets:
 Cash                        $   -          $ 13,977    $            $13,977
 Accounts Receivable, net      19,408          2,635                  22,043
 Inventories                  102,357         15,008                 117,365
 Other current assets             687         12,056                  12,743
Total current assets          122,452         43,676                 166,128

Investment in subsidiaries        -          104,306     (104,306)       -
Property, plant and
 equipment,net                 45,228         11,084                  56,312
Goodwill                       49,578          6,430                  56,008
Other long term assets          3,843         10,266                  14,109
                             $221,101       $175,762    $(104,306)  $292,557

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-
  term debt                  $  1,946       $     17    $            $ 1,963
 Accounts and income tax
  payable                      23,697          4,517                  28,214
 Accrued expenses              21,646          4,213                  25,859
Total current liabilities      47,289          8,747        -         56,036

Net due to (from) affiliates   57,925        (57,925)                    -
Long-term debt                106,407          4,216                 110,623
Other long-term liabilities     2,793         13,063                  15,856

Stockholders' equity:
 Common, Class A and Class B
  Stock                             5         49,730                  49,735
 Paid-in capital               21,292        240,532     (173,224)    88,600
 Retained earnings (deficit)  (14,455)       (37,442)      68,918     17,021
 Treasury stock                  -           (45,049)                (45,049)
 Cumulative translation
  adjustment                     (155)          (110)                   (265)
Total stockholders' equity      6,687        207,661     (104,306)   110,042
                             $221,101       $175,762    $(104,306)  $292,557

See accompanying notes

F. Continued
Condensed Consolidating Balance Sheets (unaudited)
(amounts in thousands)

                                            August 31, 1997

                              Fedders        Other    Eliminating   Fedders
                            North America   Fedders     Entries   Corporation
Assets
Current assets:
 Cash                        $   -           $110,393   $           $110,393
 Accounts receivable,net        5,461           3,599                  9,060
 Inventories                   50,303          12,584                 62,887
 Other current assets             584          12,403                 12,987
Total current assets           56,348         138,979                195,327

Investment in subsidiaries        -           104,306    (104,306)       -
Property, plant and
 equipment, net                51,466          12,528                 63,994
Goodwill                       50,284           6,574                 56,858
Other long term assets          7,794           5,041                 12,835
                             $165,892        $267,428   $(104,306)  $329,014

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-
  term debt                  $  1,870        $     21   $           $ 1,891
 Accounts and income tax
  payable                      20,747            (129)               20,618
 Accrued expenses              22,752           8,330                31,082
Total current liabilities      45,369           8,222       -        53,591

Net due to (from) affiliates  (10,758)         10,758                   -
Long-term debt                107,346           6,143               113,489
Other long-term liabilities     2,780          13,467                16,247

Stockholders' equity:
 Preferred stock                  -             6,809                 6,809
 Common, Class A and Class B
  Stock                             5          41,326                41,331
 Paid-in capital               21,292         237,634   (173,224)    85,702
 Retained earnings (deficit)     -            (31,894)    68,918     37,024
 Treasury stock                  -            (25,041)              (25,041)
 Cumulative translation
   adjustment                    (142)              4                  (138)
Total stockholders' equity     21,155         228,838   (104,306)    145,687
                             $165,892        $267,428  $(104,306)   $329,014

See accompanying notes

F. Continued
Condensed Consolidating Balance Sheets(unaudited)
(amounts in thousands)

                                            February 28, 1997

                               Fedders        Other   Eliminating   Fedders
                             North America   Fedders    Entries   Corporation
Assets
Current assets:
 Cash                        $   -           $  5,751   $          $   5,751
 Accounts receivable,net       31,601           5,398                 36,999
 Inventories                  109,282          24,439                133,721
 Other current assets             543           6,898                  7,441
Total current assets          141,426          42,486        -       183,912

Investment in subsidiaries       -            104,306    (104,306)       -
Property, plant and
 equipment, net                51,141          12,917                 64,058
Goodwill                       51,118           6,665                 57,783
Other long term assets            562          10,634                 11,196
                             $244,247        $177,008   $(104,306)  $316,949

Liabilities and Stockholders' Equity
Current liabilities:
 Short term borrowings       $   -           $ 46,513   $           $ 46,513
 Current portion of long-
  term debt                     1,799              23                  1,822
 Accounts and income taxes
  payable                      30,047           2,630                 32,677
 Accrued expenses              25,237           7,783                 33,020
Total current liabilities      57,083          56,949                114,032


Net due to (from) affiliates  (52,253)         52,253                   -
Long-term debt                  8,827          28,990                 37,817
Other long-term liabilities     4,259          15,231                 19,490

Stockholders' equity
 Preferred stock                  -             7,517                  7,517
 Common, Class A and Class B
  stock                             5          40,904                 40,909
 Paid-in capital              109,637          87,746    (109,472)    87,911
 Retained earnings (deficit)  116,804         (99,571)      5,166     22,399
 Treasury stock                  -            (12,995)               (12,995)
 Cumulative translation
   adjustment                    (115)            (16)                  (131)
Total stockholders' equity    226,331          23,585    (104,306)   145,610
                             $244,247         $177,008   $(104,306) $316,949

See accompanying notes

F. Continued
Condensed Consolidating Statements of Cash Flows (unaudited)
(amounts in thousands)


                                          For the Six Months Ended
                                              February 28, 1998

                                    Fedders         Other       Fedders
                                  North America    Fedders     Corporation
Net cash proved by (used in)
  operations                        $(76,825)       $  3,380    $(73,445)
Net disposals of property, plant,
 and equipment, being cash used
 in investing activities              (2,732)           (207)     (2,939)
Net repayments of short and long-
 term borrowings                        (863)         (1,955)     (2,818)
Cash dividends                          -             (1,699)     (1,699)
Proceeds from stock options
 exercised                              -              1,276       1,276
Repurchase of capital stock             -            (16,791)    (16,791)
Change in net due to (from)
  affiliate                           80,420         (80,420)       -
Net cash provided by (used in)
  financing activities                79,557         (99,589)    (20,032)
Net decrease in cash and cash
 equivalents                            -            (96,416)    (96,416)
Cash and cash equivalents at
  beginning of year                     -            110,393     110,393
Cash and cash equivalents at
 end of year                        $   -           $ 13,977    $ 13,977

See accompanying notes

F. Continued
Condensed Consolidating Statements of Cash Flows (unaudited)
(amounts in thousands)


                                            For the Six Months Ended
                                                February 28, 1997

                                     Fedders         Other        Fedders
                                   North America    Fedders     Corporation
Net cash proved by (used in)
  operations                        $(81,037)       $(28,481)   $(109,518)
Net disposals of property, plant,
 and equipment, being cash used
 in investing activities              (3,471)         (1,868)      (5,339)
Net repayments of short and long-
 term borrowings                        (624)          46,370      45,746
Cash dividends                          -             (2,731)      (2,731)
Proceeds from stock options
 exercised                              -                293          293
Repurchase of capital stock             -            (12,995)     (12,995)
Change in net due to (from)
  affiliate                           85,132         (85,132)        -
Net cash provided by (used in)
  financing activities                84,508         (54,195)      30,313
Net decrease in cash and cash
 equivalents                            -            (84,544)     (84,544)
Cash and cash equivalents at
  beginning of year                     -             90,295       90,295
Cash and cash equivalents at
 end of year                        $   -           $  5,751    $   5,751




See accompanying notes

F. Continued

Intercompany transactions

     The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA.

a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $5.0 million and $5.5 million for the six months ended February 28, 1998 and 1997, respectively. For the three month periods, such charges amounted to $2.2 million and $2.9 million,respectively.

b)   FNA's depreciation and amortization for the six months ended
February 28, 1998 and 1997 amounted to approximately $3.6 million and $3.5 million, respectively. For the three month period, such costs amounted to $2.0 million and $1.6 million, respectively. Capital expenditures of FNA for the six month period amounted to $2.7 million and $3.5 million, respectively. For the three month period such expenditures amounted to $1.5 million and $.9 million, respectively.

G. In July 1997, the Company announced that it had been authorized to repurchase up to $50 million of outstanding stock. Under this plan, in the first six months of fiscal 1998, the Company purchased approximately 2.9 million shares of Class A, Preferred and Common Stock for approximately $16.8 million or approximately $5.81 per share. Total repurchases under the program amount to $19.6 million.

H. The financial information included herein is unaudited. However, such information reflects all adjustments which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal and consequently, operating results for the three and six month periods ending February 28, 1998 are not necessarily indications of the results that may be expected for the fiscal year ending August 31, 1998.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition


In January 1998, the Company announced a plan to restructure its operations. As part of the plan the Company recorded a one-time charge of $16.8 million. The restructuring will not result in factory closings. However, it will involve shifting some production from North America to China and increasing component outsourcing. The charge consists of fixed asset write-offs ($6.9 million), amount for lease terminations ($4.3 million), personnel related costs ($2.9 million) and facility closing costs ($2.7 million).

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations
                         Operating Results as Percent of Net Sales
                         Second Fiscal Quarter          Six Months

                           1998      1997           1998        1997
Gross profit               21.3%     23.6%          20.1%       22.9%
Selling, general
 and administrative
 expenses                   26.8%     15.4%          30.5%       19.9%
Operating income before
 restructuring charge      (5.5%)     8.2%         (10.4%)       3.0%
Restructuring charge       49.9%       -            28.4%         -
Operating income (loss)   (55.4%)     8.2%         (38.8%)       3.0%
Net interest expense        7.0%      2.2%           7.1%        1.4%
Pre-tax income (loss)     (62.0%)     5.9%         (45.5%)       2.0%

Second Quarter

Net sales in the second quarter ended February 28, 1998, amounted to $33.6 million, a decrease of 45% from $60.6 million in the same period a year earlier. This decrease is attributable to a more pronounced seasonal shift in domestic sales into the second half of the Company's fiscal year, primarily because major retailers, who continue to gain market share, require delivery closer to the air conditioning season.

Gross profit percentage decreased to 21.3% from 23.6% in the prior period primarily due to lower absorption of fixed costs and expenses related to the lower production.

In the 1998 quarter, selling, general and administrative expenses decreased $.3 million from the prior year quarter but increased as a percentage of net sales from the prior year as a result of the sales decrease.

Operating income before restructuring charge was a loss of $1.8 million or (5.5%) of net sales in the current year period compared to income of $5.0 million or 8.2% of net sales in the prior year period, reflecting the off-season sales decrease.

Net interest expense of $2.4 million increased primarily due to interest on the 9 3/8% Senior subordinated debentures due in 2007, offset, in part, by a reduction in interest expense related to the redemption of the Company's 8 1/2% convertible subordinated debentures. Also, the Company had no short-term borrowings in the current period compared to $46.5 million in the prior year.

Net income decreased $15.3 million to a loss of $13.5 million compared to net income available to common stockholders of $1.8 million during the same period in the prior year. The net loss before restructuring, net of tax effect, was $2.6 million, or six cents per share, in the current quarter compared to net income available to common stockholders of $1.8 million, or four cents per share, in the prior year quarter. Total shares outstanding declined by 9.1% at February 28, 1998 to 41.9 million from 46.2 million in the prior year, including preferred shares.

Six Months

For the first six months of fiscal 1998, sales were $59.1 million, a decline of 37% from $93.7 million in the comparable 1997 period. The sales decrease during the off-season six-month period reflects a more pronounced seasonal shift in domestic sales into the second half of the Company's fiscal year, primarily because major retailers who continue to gain market share, require delivery closer to the air conditioning season.

Gross profit margin percentage decreased during the first six months of the current year, compared to the same period in fiscal 1997, due to lower absorption of fixed costs and expenses as a result of lower production.

Selling, general and administrative expenses increased as a percentage of net sales from the prior year as a result of the sales decrease. For the six-month period, these expenses amounted to a net decrease of $.7 million, when compared to the same period in fiscal 1997.

Operating income before restructuring was a loss of $6.2 million or (10.4%) of net sales in the current year compared to income of $2.8 million or 3.0% of net sales in the prior year due to the off-season sales decrease.

Net interest expense increased as a percentage of net sales during the fiscal 1998 period due primarily to interest on the 9 3/8% Senior convertible subordinated debentures due in 2007, offset by the previously discussed redemption and the absence of short-term borrowings in fiscal 1998 versus $46.5 million in fiscal 1997.

The Company's net loss decreased $17.3 million to $17.5 million from $0.2 million in fiscal 1997. The net loss before the restructuring charge, net of tax effect, was $6.6 million, or 16 cents per share, in the current year compared to a net loss available to common stockholders of $0.2 million, or zero cents per share, in the prior year period.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand at February 28, 1998 amounted to $14.0 million and there were no short-term borrowings compared to cash on hand of $5.8 million and short-term borrowings of $46.5 million at February 28, 1997. The increase in cash was due to proceeds of the $100 million senior note offering completed in August 1997. Cash included $1.6 million and $2.4 million at Fedders Xinle, the Company's Chinese joint venture, at February 28, 1998 and 1997, respectively.

Net cash used in operations for the six months ended February 28, 1998, amounted to $73.4 million, compared to $109.5 million in the prior year period. The Company's operations required less cash due to lower production as a result of the timing of sales volume. The principal use of cash in each period was to produce finished goods for the seasonal requirements, which are heaviest in the third fiscal quarter. Inventories were $117.4 million at February 28, 1998 versus $133.7 million a year earlier.

Net cash used in investing activities consisted primarily of capital expenditures of $3.7 million in the first six months of fiscal 1998.

Net cash used in financing activities during the six-month period amounted to $20.0 million, primarily for stock repurchases under the previously announced stock repurchase plan of up to $50 million and for payment of dividends. At February 28, 1998, the Company had no short-term borrowings, compared to borrowings of $46.5 million in the prior year period.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

The Company utilizes some software and related technology in its businesses that maybe affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs necessary to insure that the Company's systems continue to meet its internal needs and those of its customers. The Company has begun to incur expenses in fiscal 1998 to resolve this issue, which it believes will have an immaterial impact on the Company's earnings and cash flows.

Forward-looking statements are covered under the "Safe-Harbor" clause of the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations and assumptions. Actual results could differ materially from those currently anticipated as a result of known and unknown risks and uncertainties including, but not limited to, weather and economic, political, market and industry conditions. Such factors are described in Fedders' SEC filings, including its most recently filed annual report on Form 10K. The Company disclaims any obligation to update any forward-looking statements to incorporate subsequent events.


<Page 20>

PART II  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on December 16, 1997 to:


i. Consider and act on a proposal to approve the actions of the Board of Directors to elect each current Director to hold office until the next Annual Meeting of Stockholders and until each such Director's successor shall have been elected and qualified ; and

ii. ratify the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending August 31, 1998.

On the Election of Directors, the vote was:

Salvator Giordano, nominee for Director: 18,688,258 for, and 471,406 withheld;

Sal Giordano, Jr., nominee for Director: 18,718,160 for, and 441,405 withheld;

Joseph Giordano, nominee for Director: 18,706,636 for, and 453,028 withheld;

Howard S. Modlin, nominee for Director: 18,725,758 for, and 433,906 withheld;

Clarence Russel Moll, nominee for Director: 18,706,913 for, and 452,751 withheld;

William J. Brennan, nominee for Director: 18,722,238 for, and 437,426 withheld;

Anthony E. Puleo, nominee for Director: 18,726,321 for, and 433,343 withheld;

S. A. Muscarneera, nominee for Director: 18,724,982 for, and 434,682 withheld; and

C. A. Keen, nominee for Director: 18,718,844 for, and 440,820 withheld.

On the ratification of BDO Seidman, LLP as independent auditors, the vote was 18,728,746 for, 179,014 against, and 251,904 abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    27 Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K
    None

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FEDDERS CORPORATION



                                    By /s/ Thomas A. Kroll
                                       Corporate Controller






Date: April 14, 1998               Signing both in his capacity as
                                   Corporate Controller and on behalf
                                   of the registrant.