Form 10-Q
period 1998-05-31
FEDDERS CORP /DE
filed 1998-07-15
CIK 744106

Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended May 31, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes  X        No
The registrant has outstanding 17,307,298 shares of Common Stock, 19,356,812 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,606 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of June 30,1998.

FEDDERS CORPORATION


INDEX

                                                          Page
                                                          Number
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                           3
Consolidated Balance Sheets                                   4-5
Consolidated Statements of Cash Flows                           6
Notes to Consolidated Financial Statements                    7-17

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       18-20


Part II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                      21

SIGNATURE                                                      22


PART I FINANCIAL INFORMATION
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

                                THIRD QUARTER          NINE MONTHS
                                ENDED MAY 31,          ENDED MAY 31,
                                1998       1997        1998       1997

Net sales and other income      $172,061   $143,776    $231,132   $237,456
Cost of sales                    135,075    112,934     182,272    185,158
Selling, general and
 administrative expense            9,884     10,221      27,909     28,904
Restructuring charge                 -          -        16,750       -
                                 144,959    123,155     226,931    214,062
Operating income                  27,102     20,621       4,201     23,394
Minority interest in joint
 venture loss                         96       -            323        457
Net interest expense              (2,806)    (1,468)     (6,992)    (2,782)
Income (loss) before income
 taxes                            24,392     19,153      (2,468)    21,069
Federal, state and foreign
 income taxes (benefit)            8,538      6,513        (863)     7,164

Net income (loss)                 15,854     12,640      (1,605)    13,905

Less: Preferred stock dividend
 requirement                         -          726        -         2,178
Income (loss) attributable to
 common stockholders            $ 15,854   $ 11,914    $(1,605)  $  11,727

Earnings (loss) per share:
 Basic                          $   0.38    $  0.32     $(0.04)   $   0.30
 Diluted                        $   0.37    $  0.26         -         0.29

Dividends per share declared:
 Common                         $  0.020      0.020    $ 0.060    $  0.060
 Class A                           0.020      0.020      0.060       0.060
 Class B                           0.018      0.018      0.054       0.054
 Convertible Preferred              -         0.095        -         0.285


See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

                                  MAY 31,        AUGUST 31,    MAY 31,
                                    1998           1997          1997
ASSETS:
Current assets:
 Cash                             $ 54,027       $110,393      $ 7,528

 Accounts receivable (less
  allowance of $1,638, $1,834,
  and $2,984 at May 31, 1998,
  August 31, 1997 and
  May 31, 1997, respectively        74,449          9,060        67,506
 Inventories:
  Finished goods                    33,315         32,233        53,633
  Work in process                    4,597          6,631         5,929
  Raw materials and supplies        28,991         24,023        31,033
                                    66,903         62,887        90,595
 Deferred tax benefit                4,070          4,070         3,584
 Prepaid expenses                    3,073          8,917         4,541
    Total current assets           202,522        195,327       173,754

Property, plant and equipment
  at cost:
  Land and improvements              2,994          3,924         3,929
  Buildings                         22,216         24,349        24,117
  Machinery and equipment           72,019         87,421        85,271
  Machinery and equipment under
   capital lease                     8,945          8,647         8,191
                                   106,174        124,341       121,508
 Accumulated depreciation           51,799         60,347        58,237
                                    54,375         63,994        63,271

Deferred income taxes                6,374          6,374         7,364
Goodwill                            55,583         56,858        57,329
Other assets                        12,426          6,461         3,557

                                 $ 331,280       $329,014      $305,275

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data) (unaudited)

                                    May 31,       August 31,   May 31,
                                      1998           1997       1997
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing               $    -         $   -       $ 26,271
 Current portion of long-term debt     2,182          1,891       1,843
 Accounts payable                     33,445         10,591      20,891
 Income taxes payable                 11,844         10,027      10,361
 Accrued expenses                     45,863         31,082      42,576
   Total current liabilities          93,334         53,591     101,942
Long-term debt                       108,738        113,489      37,286
Other long-term liabilities           10,932         11,207      13,510
Minority interest in joint venture     4,717          5,040       5,151
Stockholders' equity:
 Preferred Stock, $1 par value,
   15,000,000 shares authorized,
   6,809,184 and 7,514,461 issued
   at August 31 and May 31, 1997,
   respectively                           -           6,809       7,514
 Common Stock, $1 par value,
   80,000,000 shares authorized
   17,626,398 issued at May 31,
   1998 and 18,989,798 issued at
   August 31 and May 31, 1997,         17,626         18,990      18,990
   respectively
 Class A Stock, $1 par value,
   60,000,000 shares authorized,
   29,527,369; 20,074,281 and
   19,944,987 issued at May 31,
   1998, August 31, 1997 and
   May 31, 1997, respectively         29,527         20,074      19,945
 Class B Stock, $1 par value,
   7,500,000 shares authorized,
   2,266,606 issued at May 31,
   1998, August 31, 1997 and
   May 31, 1997, respectively          2,267          2,267       2,267
 Additional paid-in capital           85,391         85,702      88,595
 Retained earnings                    32,875         37,024      33,579
 Cumulative translation adjustment      (242)          (138)       (181)
                                     167,444        170,728     170,709
 Less treasury stock, at cost,
  9,419,282, 4,334,800 and 4,052,600
  shares at May 31, 1998,
  August 31, 1997 and May 31,
  1997, respectively                 (53,885)       (25,041)    (23,323)
     Total stockholders' equity      113,559        145,687     147,386
                                    $331,280       $329,014    $305,275

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                      NINE MONTHS
                                                     ENDED MAY 31,
                                                   1998          1997
Cash flows from operations:
 Net income (loss)                                 $ (1,605)     $ 13,905
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Depreciation and amortization                      6,636         7,433
   Restructuring charge:
    Provision for facility closing                    9,850            -
    Write-off of long-lived assets                    6,900            -
 Changes in operating assets and liabilities:
   Accounts receivable                              (65,389)      (59,531)
   Inventories                                       (4,716)      (37,149)
   Other current assets                               5,844        (1,175)
   Other assets                                      (6,026)         (900)
   Accounts payable                                  22,854         4,377
   Accrued expenses                                   5,475         4,521
   Income tax payable                                 1,817        (5,030)
   Other long-term liabilities                         (275)         (985)
   Other                                                (92)          (23)
    Net cash used in operations                     (18,727)      (74,557)

Cash flows from investing activities:
 Additions to property, plant and equipment          (6,155)       (6,574)
 Disposals of property, plant and equipment           3,701            74
 Minority interest in joint venture                    (323)         (457)
     Net cash used in investing activities           (2,777)       (6,957)

Cash flows from financing activities:
 Increase in short-term borrowing                       -          26,271
 Repayments of long-term debt                        (4,496)       (1,277)
 Proceeds from stock options exercised                3,317         1,267
 Repurchase of capital stock (buy back plan)        (29,301)      (23,323)
 Repurchase of capital stock (other)                 (1,838)          -
 Cash dividends                                      (2,544)       (4,191)
     Net cash used in financing
      activities                                    (34,862)       (1,253)

Net decrease in cash and cash equivalents           (56,366)      (82,767)
Cash and cash equivalents at beginning of period    110,393        90,295

Cash and cash equivalents at end of period         $ 54,027     $   7,528

Supplemental disclosure:
 Interest paid                                    $   5,746     $   1,996
 Net income taxes paid (refunded)                    (2,872)       12,047

See accompanying notes

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A. In the third quarter of 1998 and 1997, basic earnings per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding which amounted to approximately 41,679,000 and 37,813,000 shares, respectively. In the current period, options on approximately 1,665,000 shares of capital stock were included in computing diluted earnings per share.

In the prior year period, options on approximately 1,792,000 shares of capital stock were included in computing diluted earnings per share. Also, debentures and Preferred Stock convertible into approximately 2,587,000 and 7,679,000 shares of Class A Stock, respectively, were included in computing diluted earnings per share in the prior year period. Therefore, in the third quarter of 1998 and 1997, diluted earnings per share was computed using approximately 43,344,000 and 49,871,000 weighted average shares outstanding, respectively.

In the first nine months of 1998 and 1997, net income (loss) per share was computed using the weighted average number of shares outstanding which amounted to approximately 41,806,000 and 39,546,000 shares, respectively. Due to the net loss available to common stockholders in the current year period, options on approximately 1,820,000 shares of Class A Stock were not included in computing diluted earnings per share in the current-year period.

In the prior year period, options on approximately 1,704,000 shares of Class A Stock were included in computing diluted earnings per share. Also, debentures and Preferred Stock convertible into approximately 2,857,000 and 7,679,000 shares of Class A Stock, respectively, were included in the computation of diluted earnings per share in the prior year period. Therefore, for the nine months of 1997, diluted earnings per share was computed using approximately 51,516,000 weighted average shares outstanding.

B. Pursuant to Fedders Corporation (the "Company") stock option plans, options to purcahse 2,550,000 and 400,471 shares of Class A Stock were exercised during the first nine months of fiscal 1998 and 1997, respectively. Of the total shares purchased in the 1998 period, 1,605,938 shares were purchased through the cashless exchange of previously outstanding Class A and Common Stocks. No such exchange occurred in the 1997 period.

C. In January 1998, Fedders Corporation announced a plan to restructure its operations, which resulted in the Company recording a one-time expense totaling $16.8 million in the second fiscal quarter ending February 28, 1998. The charge consisted of fixed asset write-offs ($6.9 million) an amount for lease terminations ($4.3 million), personnel related costs ($2.9million), and facility closings costs ($2.7 million).

The restructuring did not result in factory closings. However, it will involve shifting some additional production from Fedders North America ("FNA") factories to China. As part of the restructuring, sales, marketing, service, research and development and administrative support functions of FNA were relocated to the Company's factory in Effingham, Illinois, resulting in the closing of several administrative leased facilities. At Fedders International, marketing and operations-related activities will be transferred to the Company's Asian headquarters in Singapore.

At May 31, 1998, the restructuring reserve balance was approximately $7.4 million and consisted principally of amounts for termination of various equipment and facility leases and facility closing costs.

D. On March 24, 1998, the Company announced an agreement to form a joint venture with Bosch-Siemens Hausgerate GmbH ("BSH") to manufacture room air conditioners in Spain. The Company and BSH will each have a fifty percent interest in the joint venture which will be initially capitalized with approximately $6 million. The Company contributed its portion of the investment in June 1998.

E. In September 1997, the Company redeemed its Preferred Stock for 1.022 shares of Class A Stock based on the average closing price of $6.113 of the Class A Stock. The redemption resulted in the surrender of 6,492,778 shares of Preferred Stock and the issuance of 6,635,619 shares of Class A Stock. Fractional shares and all accounts holding 100 shares or less were paid in cash at the rate of $6.25 per share which amounted to $0.3 million at May 31, 1998. At May 31, 1997, there were approximately 7.5 million shares of Preferred Stock outstanding.

F. In July 1997, the Company announced that the Board of Directors had authorized the repurchase of up to $50 million of outstanding stock. Under this plan, in the first nine months of fiscal 1998, the Company purchased approximately 5.2 million shares of Class A, Preferred and Common Stock for approximately $29.3 million or an average of $5.63 per share. Total repurchases under the current program amount to $33.7 million.

G. The financial information included herein is unaudited. However, such information reflects all adjustments which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Company's business is seasonal and consequently, operating results for the three and nine month periods ending May 31, 1998 are not necessarily indications of the results that may be expected for the fiscal year ending August 31, 1998.



















<Page 9>
H. In August 1997, FNA, a subsidiary of the Company issued $100 million principal amount of 9 3/8% senior subordinated notes due in 2007. The notes are guaranteed by the Company on a senior subordinated basis. The Company received a dividend payment of approximately $72.3 million from FNA to support a $50 million stock repurchase program and to redeem its 8 1/2% Convertible Subordinated Debentures due 2012, in the aggregate amount of approximately
$22.3 million, which was completed effective August 1997. The following condensed consolidating financial statements present separate information for FNA and the Company and its subsidiaries, other than FNA. The guarantor and subsidiaries of the Company, other than FNA, are inconsequential, individually and in the aggregate, to the consolidated financial statements. Management has determined that separate financial statements for the guarantor and subsidiaries would not be meaningful.

H. Continued
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

                                          For the Three Months Ended
                                                   May 31, 1998

                                Fedders           Other        Fedders
                                North America     Fedders      Corporation
Net sales                       $161,537          $ 10,524     $172,061
Cost of sales                    126,654             8,421      135,075
Selling, general and
 administrative expense (1)        6,329             3,555        9,884
Operating income (loss)           28,554            (1,452)      27,102
Minority interest in joint
 venture                             -                  96           96
Net interest expense              (2,605)             (201)      (2,806)
Income (loss) before
 income taxes                     25,949            (1,557)      24,392
Income taxes (benefit)             9,082              (544)       8,538
Net income (loss)               $ 16,867          $ (1,013)    $ 15,854

                                          For the Three Months Ended
                                                  May 31, 1997

                                Fedders           Other       Fedders
                                North America     Fedders     Corporation
Net sales                       $132,870          $ 10,906     $143,776
Cost of sales                    104,411             8,523      112,934
Selling, general and
 administrative expense (1)        5,195             5,026       10,221
Operating income (loss)           23,264            (2,643)     (20,621)
Minority interest in joint
 venture                             -                 -            -
Net interest income
 (expense)                        (1,782)              314       (1,468)
Income (loss) before income
 taxes                            21,482            (2,329)      19,153
Income taxes (benefit)             7,304              (791)       6,513
Net income (loss)                 14,178            (1,538)      12,640
Preferred stock dividend
 requirement                        -                  726          726
Net income (loss) attributable
 to common stockholders         $ 14,178          $ (2,264)    $ 11,914

See accompanying notes

H. Continued
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

                                          For the Nine Months Ended
                                              May 31, 1998

                                Fedders           Other       Fedders
                                North America     Fedders     Corporation
Net sales                       $207,292          $ 23,840     $231,132
Cost of sales                    163,928            18,344      182,272
Selling, general and
 administrative expense (1)       18,539             9,370       27,909
Restructuring charge              14,488             2,262       16,750
Operating income (loss)           10,337            (6,136)       4,201
Minority interest in joint
 venture                             -                 323          323
Net interest income
 (expense)                        (7,849)              857       (6,992)
Income (loss) before taxes         2,488            (4,956)      (2,468)
Income taxes (benefit)               871            (1,734)        (863)
Net income (loss)               $  1,617          $ (3,222)    $ (1,605)

                                          For the Nine Months Ended
                                                  May 31, 1997

                                Fedders           Other       Fedders
                                North America     Fedders     Corporation
Net sales                       $208,298          $ 29,158     $237,456
Cost of sales                    161,532            23,626      185,158
Selling, general and
 administrative expense (1)       18,959             9,945       28,904
Operating income (loss)           27,807            (4,413)      23,394
Minority interest in joint
 venture                             -                 457          457
Net interest income
 (expense)                        (3,493)              711       (2,782)
Income (loss) before income
 taxes                            24,314            (3,245)      21,069
Income taxes (benefit)             8,267            (1,103)       7,164
Net income (loss)                 16,047            (2,142)      13,905
Preferred stock dividend
 requirement                        -                2,178        2,178
Net income (loss) attributable
 to common stockholders         $ 16,047          $ (4,320)   $  11,727

See accompanying notes

H. Continued
Condensed Consolidating Balance Sheets(unaudited)
(amounts in thousands)

                                                 May 31, 1998
                             Fedders         Other      Eliminating  Fedders
                             North America   Fedders    Entries      Corporation
Assets
Current assets:
 Cash                        $  2,944       $ 51,083    $              $ 54,027
 Accounts receivable, net      67,914          6,535                     74,449
 Inventories                   51,066         15,837                     66,903
 Other current assets             920          6,223                      7,143
Total current assets          122,844         79,678                    202,522

Investment in subsidiaries        -          104,306     (104,306)         -
Property, plant and
 equipment, net                43,444         10,931                     54,375
Goodwill                       49,225          6,358                     55,583
Other long-term assets          3,960         14,840                     18,800
                             $219,473       $216,113    $(104,306)     $331,280

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-
  term debt                  $  2,166       $     16    $               $ 2,182
 Accounts and income tax
  payable                      42,514          2,775                     45,289
 Accrued expenses              41,899          3,964                     45,863
Total current liabilities      86,579          6,755        -            93,334

Net due to (from) affiliates    1,615         (1,615)                      -
Long-term debt                105,726          3,012                    108,738
Other long-term liabilities     2,772         12,877                     15,649

Stockholders' equity:
 Common, Class A and Class B
  Stock                             5         49,421           (5)       49,421
 Paid-in capital               21,292        237,317     (173,219)       85,390
 Retained earnings (deficit)    1,617        (37,660)      68,918        32,875
 Treasury stock                  -           (53,885)                   (53,885)
 Cumulative translation
  adjustment                     (133)          (109)                      (242)
Total stockholders' equity     22,781        195,084     (104,306)      113,559
                             $219,473       $216,113    $(104,306)     $331,280

See accompanying notes

H. Continued
Condensed Consolidating Balance Sheets (unaudited)
(amounts in thousands)

                                            August 31, 1997
                             Fedders         Other      Eliminating  Fedders
                             North America   Fedders    Entries      Corporation
Assets
Current assets:
 Cash                        $   -           $110,393   $              $110,393
 Accounts receivable, net       5,461           3,599                     9,060
 Inventories                   50,303          12,584                    62,887
 Other current assets             584          12,403                    12,987
Total current assets           56,348         138,979                   195,327

Investment in subsidiaries        -           104,306    (104,306)          -
Property, plant and
 equipment, net                51,466          12,528                    63,994
Goodwill                       50,284           6,574                    56,858
Other long-term assets          7,794           5,041                    12,835
                             $165,892        $267,428   $(104,306)     $329,014

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-
  term debt                  $  1,870        $     21   $              $  1,891
 Accounts and income tax
  payable                      20,747            (129)                   20,618
 Accrued expenses              22,752           8,330                    31,082
Total current liabilities      45,369           8,222       -            53,591

Net due to (from) affiliates  (10,758)         10,758                      -
Long-term debt                107,346           6,143                   113,489
Other long-term liabilities     2,780          13,467                    16,247
Stockholders' equity:
 Preferred Stock                  -             6,809                     6,809
 Common, Class A and Class B
  Stock                             5          41,331         (5)        41,331
 Paid-in capital               21,292         237,629   (173,219)        85,702
 Retained earnings (deficit)     -            (31,894)    68,918         37,024
 Treasury stock                  -            (25,041)                  (25,041)
 Cumulative translation
   adjustment                    (142)              4                      (138)
Total stockholders' equity     21,155         228,838   (104,306)       145,687
                             $165,892        $267,428  $(104,306)      $329,014

See accompanying notes

H. Continued
Condensed Consolidating Balance Sheets(unaudited)
(amounts in thousands)

                                                 May 31, 1997
                             Fedders         Other      Eliminating  Fedders
                             North America   Fedders    Entries      Corporation
Assets
Current assets:
 Cash                        $    -          $  7,528   $    -       $   7,528
 Accounts receivable, net      62,730           4,776                   67,506
 Inventories                   71,469          19,126                   90,595
 Other current assets             960           7,165                    8,125
otal current assets          135,159          38,595        -          173,754

Investment in subsidiaries        -           104,306    (104,306)        -
Property, plant and
 equipment, net                52,102          11,169                    63,271
Goodwill                       50,713           6,616                    57,329
Other long-term assets          4,551           6,370                    10,921
                             $242,525        $167,056   $(104,306)     $305,275

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term borrowings       $ 26,271       $    -     $     -         $ 26,271
 Current portion of long-
  term debt                     1,820              23                     1,843
 Accounts and income taxes
  payable                      24,068           7,184                    31,252
 Accrued expenses              33,608           8,968                    42,576
Total current liabilities      85,767          16,175                   101,942


Net due to (from) affiliates  (96,304)         96,304                      -
Long-term debt                  8,313          28,973                    37,286
Other long-term liabilities     4,267          14,394                    18,661

Stockholders' equity:
 Preferred Stock                  -             7,514                     7,514
 Common, Class A and Class B
  Stock                             5          41,202          (5)       41,202
 Paid-in capital              109,637          88,425    (109,467)       88,595
 Retained earnings (deficit)  130,982        (102,569)      5,166        33,579
 Treasury stock                  -            (23,323)                  (23,323)
 Cumulative translation
   adjustment                    (142)            (39)                     (181)
Total stockholders' equity    240,482          11,210    (104,306)       147,386
                             $242,525        $167,056   $(104,306)      $305,275

See accompanying notes

H. Continued
Condensed Consolidating Statements of Cash Flows (unaudited)
(amounts in thousands)

                                           For the Nine Months Ended
                                                   May 31, 1998
                                    Fedders         Other       Fedders
                                    North America   Fedders     Corporation
Net cash used in operations         $ (5,027)       $(13,700)   $(18,727)
Net disposals of property, plant,
 and equipment, being cash used
 in investing activities              (2,283)           (494)     (2,777)
Net repayments of short- and long-
 term borrowings                      (1,324)         (3,172)     (4,496)
Cash dividends                          -             (2,544)     (2,544)
Proceeds from stock options
 exercised                              -              3,317       3,317
Repurchase of capital stock             -            (31,139)    (31,139)
Change in net due to (from)
  affiliate                           11,578         (11,578)       -
Net cash provided by (used in)
  financing activities                10,254         (45,116)    (34,862)
Net increase (decrease) in cash
 and cash equivalents                  2,944         (59,310)    (56,366)
Cash and cash equivalents at
  beginning of year                     -            110,393     110,393
Cash and cash equivalents at
 end of period                      $  2,944        $ 51,083    $ 54,027




See accompanying notes

H. Continued
Condensed Consolidating Statements of Cash Flows (unaudited)
(amounts in thousands)

                                            For the Nine Months Ended
                                                     May 31, 1997

                                    Fedders         Other       Fedders
                                    North America   Fedders     Corporation
Net cash used in operations         $(57,010)       $(18,004)   $(75,014)
Net disposals of property, plant,
 and equipment, being cash used
 in investing activities              (5,384)         (1,116)     (6,500)
Net repayments of short- and long-
 term borrowings                      25,412            (418)     24,994
Cash dividends                          -             (4,191)     (4,191)
Proceeds from stock options
 exercised                              -              1,267       1,267
Repurchase of capital stock             -            (23,323)    (23,323)
Change in net due to (from)
  affiliate                           36,982         (36,982)        -
Net cash provided by (used in)
  financing activities                62,394         (63,647)     (1,253)
Net decrease in cash and cash
 equivalents                            -            (82,767)    (82,767)
Cash and cash equivalents at
  beginning of year                     -             90,295      90,295
Cash and cash equivalents at
 end of period                      $   -            $ 7,528   $   7,528




See accompanying notes

H. Continued

Intercompany transactions

     The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA.

1) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $7.2 million and $6.8 million for the nine months ended May 31, 1998 and 1997, respectively. For the three month periods, such charges amounted to $2.2 million and $1.3 million, respectively.

2) FNA's depreciation and amortization for the nine months ended May 31, 1998 and 1997 amounted to approximately $5.3 million and $6.0 million, respectively. For the three month period, such costs amounted to $1.7 million and $2.5 million, respectively. Capital expenditures of FNA for the nine month period amounted to $4.8 million and $5.5 million, respectively.


I. On June 23, 1998, the Board of Directors of the Company, approved a spin-off of its Melcor subsidiary, subject to a favorable ruling by the Internal Revenue Service on the tax-free status of the transaction. Melcor Corporation, a leading manufacturer of thermoelectric modules, was acquired by the Company in 1996 inconnection with the strategic acquisition of Rotorex Company. The Company believes Melcor's different customer and supplier base and channels of distribution do not fit synergistically with the Company's consumer-oriented business. It is expected that each of the Company's stockholders will receive one share of Melcor stock for every ten shares of the Company's Common, Class A and Class B Stock Owned.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

In January 1998, the Company announced a plan to restructure its operations. As part of the plan the Company recorded a one-time charge of $16.8 million. The restructuring will not result in factory closings. However, it will involve shifting some additional production from North America to China and increasing component outsourcing. The charge consists of fixed asset write-offs ($6.9 million), an amount for lease terminations ($4.3 million), personnel-related costs ($2.9 million) and facility closing costs ($2.7 million).

In March 1998, the Company announced an agreement to form a joint venture with Bosch-Siemens Hausgerate GmbH ("BSH") to manufacture room air conditioners in Spain. The Company and BSH will each have a fifty percent interest in the joint venture which will be initially capitalized with approximately $6 million. The Company contributed its portion of the investment in June.

In June 1998, the Board of Directors of the Company, approved a spin-off of its Melcor subsidiary, subject to a favorable ruling by the Internal Revenue Service on the tax-free status of the transaction. Melcor Corporation, a leading manufacturer of thermoelectric modules, was acquired by the Company in 1996 in connection with the strategic acquisition of Rotorex Company. The Company believes Melcor's different customer and supplier base and channels of distribution do not fit synergistically with the Company's consumer-oriented business. It is expected that each of the Company's stockholders will receive one share of Melcor stock for every ten shares of the Company's Common, Class A or Class B owned.

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

                           Operating Results as Percent of Net Sales
                           Third Fiscal Quarter          Nine Months

                           1998      1997           1998        1997
Gross profit               21.5%     21.5%          21.1%       22.0%
Selling, general
 and administrative
 expense                    5.7%      7.1%          12.1%       12.2%
Operating income before
 restructuring charge      15.8%     14.3%           9.0%        9.9%
Restructuring charge         -         -             7.2%         -
Operating income           15.8%     14.3%           1.8%        9.9%
Net interest expense        1.6%      1.0%           3.0%        1.2%
Pre-tax income (loss)      14.2%     13.3%          (1.1%)       8.9%

Third Quarter

Net sales in the third quarter ended May 31, 1998, amounted to $172.1 million, an increase of 20% from $143.8 million in the same period a year earlier.
During fiscal 1998, Fedders' domestic sales reflect an increasingly seasonal pattern, with more shipments occurring in the second half of the fiscal year and fewer in the off-season first half.

This is because major domestic retailers, who continue to gain market share, require delivery of room air conditioners closer to the time of sale to customers.

Gross profit percentage remained unchanged from the prior year at 21.5%.

In the 1998 quarter, selling, general and administrative expenses decreased $.3 million from the prior year quarter due to the Company's previously discussed restructuring. These expenses decreased as a percentage of net sales from the prior year as a result of the sales increase.

Operating income was $27.1 million or 15.8% of net sales in the current year period compared to $20.6 million or 14.3% of net sales in the prior year period, reflecting the sales increase.

Net interest expense of $2.8 million increased primarily due to interest on the 9 3/8% Senior Subordinated Notes due in 2007, offset, in part, by a reduction in interest expense related to the redemption of the Company's 8 1/2% convertible subordinated debentures and to very limited short-term borrowings in the current period compared to the prior year quarter, which ended with $26.3 million of short-term debt outstanding at May 31, 1997. Also, the increase in interest expense was offset, in part, by the absence of preferred stock dividends.

Net income increased $4.0 million to $15.9 million compared to net income available to common stockholders of $11.9 million during the same period in the prior year. Earnings per share increased by 42% in the quarter as total shares outstanding declined by 10.5% at May 31, 1998 to 40.0 million from 44.7 million in the prior year, including preferred shares.

Nine Months

For the first nine months of fiscal 1998, sales were $231.1 million, a decline of 2.7% from $237.5 million in the comparable 1997 period. The sales decrease during the nine-month period primarily reflects a decrease in sales outside of North America.

Gross profit margin percentage decreased during the first nine months of the current year, compared to the same period in fiscal 1997, due to lower absorption of fixed costs and expenses as a result of lower production.

Selling, general and administrative expenses decreased as a percentage of net sales from the prior year as a result of the previously discussed restructuring. For the nine-month period, these expenses amounted to a net decrease of $1.0 million, when compared to the same period in fiscal 1997.

Operating income before restructuring was $21.0 million or 9.0% of net sales in the current year compared to income of $23.4 million or 9.9% of net sales in the prior year due to lower gross profit margin.

Net interest expense increased as a percentage of net sales during the fiscal 1998 period due primarily to interest on the 9 3/8% Senior Subordinated Notes due in 2007, offset, in part, by the previously discussed redemption of the Company's 8-1/2%convertible subordinated debentures due in 2007, very limited short-term borrowings in fiscal 1998 compared to fiscal 1997 and the absence of preferred dividends.

Including the restructuring charge, the Company's net income decreased $15.5 million to a loss of $1.6 million from $13.9 million in fiscal 1997. The net income before the restructuring charge, net of tax effect, was $9.3 million or 21 cents per diluted share, in the current year compared to net income available to common stockholders of $11.7 million or 29 cents per diluted share in the prior year period.


Liquidity and Capital Resources

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit typically occurring early in the calendar year. Cash on hand at May 31, 1998 amounted to $54.0 million and there were no short-term borrowings compared to cash on hand of $7.5million and short-term borrowings of $26.3 million at May 31, 1997. The increase in cash was due, in part, to proceeds of the $100 million senior note offering completed in August 1997 which reduced short-term borrowings for seasonal working capital in fiscal 1998. Cash included $4.3 million and $4.1 million at Fedders Xinle, the Company's Chinese joint venture, at May 31, 1998 and 1997, respectively.

Net cash used in operations for the nine months ended May 31, 1998 amounted to $18.7 million, compared to $74.6 million in the prior year period. The Company required less cash due to its operations ability to match in-season production to the previously discussed sales shift into the second half of the fiscal year. The principal use of cash in each period was to produce finished goods for the seasonal requirements, which are heaviest in the third fiscal quarter. Inventories were $66.9 million at May 31, 1998 versus $90.6 million a year earlier.

Net cash used in investing activities consisted primarily of capital expenditures of $6.2 million in the first nine months of fiscal 1998.

Net cash used in financing activities during the nine-month period amounted to $34.9 million, primarily for stock repurchases under the previously announced stock repurchase plan of up to $50 million and for payment of dividends.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

The Company utilizes some software and related technology in its businesses that maybe affected by the date change in the year 2000. An internal program is currently under way to insure that the Company's systems continue to meet its internal needs and those of its customers. The Company has incurred expenses in fiscal 1998 to resolve this issue and believes that such costs will not have a material impact on the Company's future earnings and cash flows.

Forward-looking statements are covered under the "Safe-Harbor" clause of the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations and assumptions. Actual results could differ materially from those currently anticipated as a result of known and unknown risks and uncertainties including, but not limited to, weather and economic, political, market and industry conditions. Such factors are described in Fedders' SEC filings, including its most recently filed annual report on Form 10-K. The Company disclaims any obligation to update any forward-looking statements to incorporate subsequent events.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    27 Financial Date Schedule (EDGAR filing only)

(b) Reports on Form 8-K
    None

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FEDDERS CORPORATION



                                    By /s/ Robert L. Laurent, Jr.
                                           Executive Vice President
                                           Finance & Administration and
                                           Chief Financial Officer



Date: July 15, 1998