Form 10-K
period 1998-08-31
FEDDERS CORP /DE
filed 1998-11-25
CIK 744106

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1998

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

As of the close of business on October 31, 1998, there were outstanding 16,838,559 shares of the Registrant's Common Stock, 18,490,858 shares of Class A Stock and 2,266,606 shares of its Class B Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of November 16, 1998 was $173,831,733. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

FEDDERS CORPORATION
FORM 10-K ANNUAL REPORT
SEPTEMBER 1, 1997 TO AUGUST 31, 1998

TABLE OF CONTENTS

                                                           PAGE
PART I

Item  1.  Business                                           1
Item  2.  Properties                                        10
Item  3.  Legal Proceedings                                 11
Item  4.  Submission of Matters to a Vote of
          Security Holders                                  12

PART II

Item  5.  Market for Registrant's Common Equity
          and Related Matters                               13
Item  6.  Selected Financial and Quarterly Data             14
Item  7.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                     16
Item 7a.  Quantitative and Qualitative Disclosures
          About Market Risk                                 20
Item  8.  Financial Statements and Supplementary Data       21
Item  9.  Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                              21

PART III
Item 10.  Directors and Executive Officers of the
          Registrant                                        22
Item 11.  Executive Compensation                            23
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             23
Item 13.  Certain Relationships and Related
          Transactions                                      23

PART IV
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                           24

PART I

ITEM  1.  BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

Fedders Corporation (the "Company" or the "Registrant") is a holding company which the Company believes, through its wholly-owned operating subsidiaries, is the largest manufacturer of room air conditioners in North America based on units sold.

Unless otherwise indicated, all references herein to the "Company" or the "Registrant" include Fedders Corporation and its principal operating subsidiaries, Fedders North America, Inc. ("Fedders North America"), Emerson Quiet Kool Corporation, Columbia Specialties, Inc., Fedders International, Inc. ("Fedders International"), Rotorex
Company, Inc. ("Rotorex") and Melcor Corporation ("Melcor").

The Company, in a move to enhance its competitiveness, implemented a restructuring plan (the "Restructuring") during fiscal 1998. The Restructuring did not result in any factory closings. However, it did involve shifting some additional production from North America to China and increasing component outsourcing.

Fedders North America Business

The Company manufactures and sells a full line of room air conditioners and dehumidifiers, principally for use in U.S. residential markets. The Company's products are marketed under the FEDDERS, EMERSON QUIET KOOL and AIRTEMP brand names primarily to national and regional retail chains, home improvement centers, and buying groups, as well as to distributors and, under private label, to retailers and other original equipment manufacturers ("OEMs"), including other room air conditioner manufacturers.

The Company believes its growth and profitability have been primarily attributable to its: (i) low cost production achieved through continuous manufacturing improvements and global sourcing; (ii) broad range of high quality products with strong brand recognition; (iii) strong relationships with leading retailers; (iv) accurate-response manufacturing and just-in-time delivery capabilities; and (v) principal focus on one product.

In August 1996, the Company acquired Rotorex, a manufacturer of rotary compressors principally for use in room air conditioners. Rotorex has been the primary supplier of compressors to the Company for use in its room air conditioners for 25 years. The Company believes that a dedicated supply of compressors is critical to the Company's accurate-response and just-in-time delivery of its seasonal products.

Fedders International Business

The Company believes it is well positioned to continue building on its U.S. market strength while simultaneously directing many of its resources toward penetration of the much larger and rapidly expanding global market. Industry sources estimate the worldwide market to be nearly five times as large as the domestic market, as measured in the number of units shipped annually.

Fedders International opened a research and development center in Singapore in 1994 to focus its efforts on developing products for the international market. In November 1995, the Company entered into the Fedders Xinle Co., Ltd. ("Fedders Xinle" or "FX") joint venture with the Ningbo General Air Conditioner Factory of Ningbo, China. Fedders Xinle is 60% owned by the Company and intends to market its products both within China and, through Fedders International, to export markets around the world. FX manufactures split-type units in which the condensing unit is installed separately outdoors, as well as window air conditioners. In June 1998, the Company entered into a 50%/50% joint venture with Bosch-Siemens Hausgerate GmbH("BSH") in Estella, Spain to manufacture room air conditioners in Spain for the European market and for export. The Spanish joint venture will manufacture portable room air conditioners, which are the major room air conditioner product sold in Europe.

The supply of compressors from Rotorex and from its Asian licensees,is also strategically important for the Company's international growth, since the Company's largest global competitors also dominate world compressor supplies.

As part of the restructuring described above, all Fedders International activities, including executive management, were relocated to Singapore.


Melcor

As part of the transaction in which the Company acquired Rotorex, it also acquired Melcor, a manufacturer of solid state heat pump modules that are used in specialized cooling applications and for applications requiring precise temperature control.



(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates in one industry segment. See Note 8 of the Notes to Consolidated Financial Statements at page F14 herein.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

Fedders North America

Products

Fedders North America is the Company's operating subsidiary responsible for the production and sale of products in North America.

Fedders North America manufactures and sells a complete line of window and through-the-wall room air conditioners domestically, principally for the residential market. Fedders North America's air conditioners are manufactured in capacities ranging from 5,000 BTU (British Thermal Units) to 32,000 BTU. These models comprise distinct product lines marketed by the Company primarily under the brands FEDDERS, EMERSON QUIET KOOL and AIRTEMP.

Fedders North America markets a line of household dehumidifiers, ranging in capacity from 20 to 50 pints per 24 hours, and its Rotorex subsidiary manufactures and sells a broad line of rotary compressors, principally for use in the Company's room air conditioners but also for sale to other manufacturers of air conditioners. Third party sales of compressors represent less than 1% of total sales of the Company.

Markets

Fedders North America markets room air conditioners and dehumidifiers principally to national and regional retail chains, home improvement centers and retail buying groups. These retail chains and retail buying groups (comprising retailers which negotiate as groups the prices at which they will purchase the Fedders North America's products) represent approximately 10,000 retail outlets marketing room air conditioners throughout the United States. Fedders North America also markets its air conditioners under private label to both retailers and OEMs. Fedders North America has positioned its brands across most price points, emphasizing quality and value for retailers and consumers.

Fedders North America's sales, marketing, service, research and design and administrative support functions were relocated to its factory in Effingham, Illinois as part of the Restructuring. The 19 sales persons, in conjunction with marketing employees, are proactive in working with customers to assist them in maximizing their profitability and market share through responsive changes in product mix and marketing. Utilizing eight regional distribution centers, Fedders North America provides next-day delivery to all major U.S. markets, which is critical during heat waves that stimulate retail sales. Additionally, Fedders North America has instituted computerized systems, including electronic data interchange (EDI), to accommodate major high-volume retailers that require suppliers to replenish inventories frequently and on short notice.

To support and service its customers and the ultimate consumer, Fedders North America has established a network of more than 3,000 independent servicers throughout the United States. These independent servicers are local tradespeople who are screened and monitored by Fedders North America.

Fedders North America promotes its FEDDERS and EMERSON QUIET KOOL brands of air conditioners through advertising, primarily in trade publications. Many of Fedders North America's customers advertise and promote Fedders North America's products at their own expense.


Production

Fedders North America currently manufactures its air conditioners in two owned facilities in the United States -- a 650,000 square foot facility in Effingham, Illinois and a 232,000 square foot facility in Columbia, Tennessee -- with a combined annual capacity of approximately 2,000,000 units. Fedders North America has sufficient production capacity for domestic needs for the foreseeable future.

Rotorex currently assembles all of its compressors in its 200,000 square foot facility in Walkersville, Maryland. As part of the Restructuring, many of the components previously manufactured by Rotorex were outsourced. Rotorex can now produce the same number of compressors with 75 percent fewer production employees. The current capacity of approximately 1,500,000 units is sufficient to meet compressor requirements of Fedders North America and Rotorex's other compressor customers.


Fedders International

The Company, through Fedders International, is investing much of its planning and resources to penetrate the much larger and rapidly growing international market for room air conditioners. The Company believes that the market, in units, for room air conditioners outside of North America is approximately five times the size of the U.S. market. Demand for air conditioners outside of North America accelerated in recent years and continues to grow rapidly with the increase in disposable income of populous nations in hot weather climates. The Company has participated in international markets for nearly 40 years and has licensees in several countries. Fedders International currently has a joint venture in China, Fedders Xinle, and a joint venture in Spain ("BSH/FI") and intends to continue to expand its presence internationally.

Fedders Xinle manufactures split-type room air conditioners in which the condensing unit is installed separately outdoors, as well as window air conditioners in capacities from 7,000 to 40,000 BTU, for both residential and commercial use in international markets. Fedders
Xinle owns a facility in Ningbo, People's Republic of China. Capacity of the facility is currently approximately 300,000 air conditioners. BSH/FI will manufacture portable room air conditioners at a factory in Estella, Spain for the European market and export.

Management believes that international sales afford greater growth potential than the U.S. market, while reducing the Company's dependence on summer weather in North America. As part of the Restructuring, all Fedders International activities, including executive management located at the Company's headquarters in New Jersey, were relocated to Singapore. Fedders International also has offices in the United Kingdom and Miami, and representative offices in China and India. Fedders International exhibits its products globally at industry trade shows.

The Company believes it can compete cost-effectively abroad based on its global sourcing network that currently delivers components from around the world to three U.S. plants and its joint ventures.

The Company expects to increase its participation overseas through strategic alliances, including long-term agreements to secure high technology finished products, as well as under production and joint venture agreements, based in part on its expertise, technological capability and well-established global sourcing program. With the establishment of Fedders Xinle, the Company is strategically positioned to: sell Fedders branded products, provide private label products for OEMs with established sales and service organizations worldwide, and establish assembly operations within each major trading block that has protective duties in order to import subassemblies or semi-finished goods from the China facility. With the establishment of the Spanish joint venture, the Company is well positioned to sell portable type units in Europe and for export, including the United States.

Melcor

Products

Melcor manufactures solid state heat pump modules that utilize electricity to perform the same cooling and heating functions as refrigerant-based compressors and absorption refrigerators.

Melcor's modules are typically used in applications with special requirements, such as limited space, lightweight cooling requirements or a space existing under special environmental conditions. They are also used for precise temperature control by reversing the electric current to cycle from cooling to heating.

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


Production

Melcor manufactures its modules in facilities comprising 53,000 square feet near Lawrence Township, New Jersey. The capacity available is sufficient for its needs in the foreseeable future.


Quality Assurance

One of the key elements of the Company's strategy is a commitment to a single worldwide standard of quality. Each of the Company's U.S. manufacturing facilities have earned the highest level of certification -- ISO 9001 -- for its quality management system under the International Standards Organization. FX has earned the ISO 9002 certification. The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility. The same level of quality will be required at all international manufacturing facilities.


Sources and Availability of Raw Materials

The principal raw materials used for production of room air conditioners are steel, copper and aluminum, which the Company obtains from domestic and foreign suppliers. The Company also purchases certain components used in its products from other domestic and foreign manufacturers including thermostats, compressors, motors and electrical controls. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.


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


Seasonality of Business

The Company's results of operations and financial condition are principally dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," at pages 16 through 20 herein.

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

See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 16 through 20 herein.


Backlog

The Company's fiscal year end (August 31) coincides with the end of the seasonal room air conditioner sales cycle. Accordingly, backlog at this time of the year is insignificant.

Competition

Domestically, the Company's competitors include a number of domestic and foreign manufacturers of air conditioners and appliances, including Whirlpool Corporation, Frigidaire Company, Matsushita Electric Industrial Co., Ltd., Sharp Corporation and LG Corporation. Many of the Company's competitors are substantially larger and have greater resources than the Company. The Company competes principally on the basis of price, quality and its ability to deliver product and service to its customers on a just-in-time basis. The Company believes that it competes effectively with its multiple brand strategy of providing competitively priced, high quality products on a just-in-time basis.

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

Research and Development

Research and development of room air conditioner technology and design is conducted at the Effingham, Illinois facility, and compressor research and development is based at the Frederick, Maryland facility. In fiscal 1998, the Company spent approximately $6.6 million on research and development, including activities at its Singapore facility which focuses on products for the international market.

Environmental Protection

The Company's operations are subject to various United States (federal and state) and foreign environmental statutes and regulations, including laws and regulations dealing with storage, treatment, discharge and disposal of hazardous materials, substances and wastes and that effect the production of chemical refrigerants used in the operation of some of the Company's products. The refrigerant used in room air conditioners is an HCFC that is to be phased out of use in new products on January 1, 2010 in the United States. Chemical producers are currently developing environmentally acceptable alternative refrigerants for use in room air conditioners that are expected to be available in advance of any now-proposed phase-out deadlines for the current refrigerant. Modifications to the design of the Company's products may be necessary in order to utilize alternative refrigerants. The cost of the substitution of alternative refrigerants is not currently expected to have a material adverse impact on the Company.

The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company did not make capital expenditures on environmental matters during the year ended August 31, 1998 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on such items in the fiscal year ending August 31, 1999.

The Company has been identified as a potentially responsible party ("PRP") by the federal Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at the PCB Treatment Inc. Site (the "Site") located in Kansas City, Kansas and in Kansas City, Missouri, based on the delivery there of certain materials from its Effingham, Illinois facility. CERCLA imposes strict and, in certain circumstances, joint and several liability on PRP's for response costs and natural resource damages at waste sites. In view of the substantial number of other PRP's at the Site and the relatively small volume of material sent by the Company to the Site, the Company does not believe it will incur any material liability for this matter.

The Company has identified a groundwater problem at its Walkersville, Maryland facility and has been advised of a potential air pollution problem at its Effingham, Illinois facility. Based upon available information, the Company does not expect the cost of investigation or any required remediation relating to these matters to have a material adverse effect on its results of operations.


Employees

The Company has approximately 2,700 employees, including approximately 300 employees at Fedders Xinle. The contract with the union representing substantially all of the production employees of the Effingham, Illinois plant is scheduled to expire in October 2001. Another union contract covering Rotorex employees expires in August 1999. The Company considers its relations with its employees to be generally satisfactory.


International Sales

For information with respect to international sales of the Company's products, see Note 8 of the Notes to Consolidated Financial Statements at page F14 herein. Future sales are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

Item 2.           Properties

The Company owns or leases the following primary facilities:

                                                   Approximate Square
Location                Principal Function         Feet of Floor Area
--------                ------------------         ------------------
Liberty Corner,         Corporate Headquarters            25,000
New Jersey (Leased)

Effingham, Illinois     Manufacturing                    650,000
(Owned)

Columbia, Tennessee     Manufacturing                    232,000
(Owned)

Frederick, Maryland     Manufacturing of                 200,000
(Owned)                 rotary compressors

Singapore               International Headquarters        14,600
(Leased)                and Research and Design Center

Lawrence Township,      Manufacture of Melcor             15,000
New Jersey (Owned)      components

Lawrence Township,      Assembly of Melcor modules        22,400
New Jersey (Leased)

The Effingham, Illinois facility is subject to a mortgage securing a $3.5 million, 1% promissory note payable over the next 10 years to the State of Illinois. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II


Item 5.  Market for Registrant's Common Equity and Related Matters

The Company's Common and Class A Stock are listed on the New York Stock Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of October 31, 1998, there were 3,121 holders of Common Stock, 3,060 holders of Class A Stock and 14 holders of Class B Stock. For information with respect to the Company's Common Stock, Class A Stock and Class B Stock, see Notes 9 and 10 on pages F15 and F16 and the stock price data included on page 15, which Notes and data are incorporated herein by reference.

Selected Financial Data (1)
(Amounts in thousands, except per share data)

                               1998        1997        1996        1995         1994

Net sales                  $322,121    $314,100    $371,772    $316,494     $231,572
Gross profit                 69,770      70,076      83,028      67,125       49,263
Percent of net sales           21.7        22.3        22.3        21.2         21.3
Operating income (2)         12,810      31,729      50,988      37,653       23,905
Percent of net sales            4.0        10.1        13.7        11.9         10.3
Pre-tax income                4,603      28,867      50,266      35,691       19,803
Percent of net sales            1.4         9.2        13.5        11.3          8.6
------------------------------------------------------------------------------------
Net income (3)             $  2,992    $ 18,764    $ 31,158    $ 29,504     $ 20,989
Net income attributable
 to common stockholders       2,992      16,344      31,007      29,504       20,989
Earnings per share (3):
 Basic                     $   0.07    $   0.42    $   0.77    $   0.74     $   0.53
 Diluted                       0.07        0.39        0.74        0.74         0.53
------------------------------------------------------------------------------------
Cash dividends declared per share:
 Convertible Preferred (4)      -      $  0.318    $  0.050        -            -
 Common/Class A            $  0.085       0.080       0.080    $  0.020         -
 Class B                      0.077       0.072       0.072       0.018         -
------------------------------------------------------------------------------------
Cash and cash equivalents  $ 90,986    $110,393    $ 90,295    $ 57,707     $ 34,869
Total assets                304,629     329,014     290,220     136,775      100,653
Long-term debt (including
 current portion) (5)       111,013     115,380      40,406       5,106       17,943
Stockholders' equity (6)    104,792     145,687     159,751      82,542       49,317
Capital expenditures(7)       8,497       9,236       7,043       9,041        2,634
Depreciation and amortization 9,263       9,935       6,578       7,519        9,374
Earnings before interest,
 taxes, depreciation and
 amortization(8)             41,757      42,232      57,796      44,143       32,252
------------------------------------------------------------------------------------

(1) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and the notes thereto.

(2) In 1998, operating income reflects a $16,750 restructuring charge relating to actions taken by the Company to enhance competitiveness in global markets and a $2,891 provision for the implementation of an early retirement program.

(3) In 1994, the Company adopted SFAS 109, Accounting for Income Taxes, which resulted in income of $1,780 or $0.04 per share from the cumulative effect of an accounting change.

(4) In September 1997, the Company redeemed its Convertible Preferred Stock for
1.022 shares of Class A Stock.

(5) In August 1997, a subsidiary of the Company issued $100,000 of 9 3/8% Senior Subordinated Notes, proceeds of which were utilized, in part, to fully redeem $22,100 of 8.5% Convertible Subordinated Debentures, including accrued interest.

(6) During fiscal 1998, the Company repurchased 7,720 shares of Common and Class A Stock at an average price of $5.93 per share for a total of $45,750. During fiscal 1997, the Company repurchased 4,335 shares of Class A Stock at an average price of $5.78 per share for a total of $25,041 and 705 shares of Convertible Preferred Stock at $6.25 per share for a total of $4,408.

(7) Fiscal 1995 amount includes $1,750 of equipment under capital lease.

(8) For fiscal 1998, the amount shown excludes one-time charges for the Restructuring ($16,750) and early retirement ($2,891).



QUARTERLY FINANCIAL DATA (UNAUDITED)
(000'S, EXCEPT PER SHARE AND MARKET PRICE DATA)

                                FIRST     SECOND       THIRD     FOURTH   FISCAL YEAR
                                -----     ------       -----     ------   -----------
1998

Net sales                     $25,491    $33,580    $172,061    $90,989     $322,121
Gross profit                    4,733      7,141      36,986     20,910       69,770
Income (loss) before
 income taxes                  (6,043)   (20,817)     24,392      7,071        4,603
Net income (loss)             $(3,931)  $(13,528)   $ 15,854    $ 4,597     $  2,992
Earnings (loss) per share(a)  $ (0.09)  $  (0.32)   $   0.38    $  0.12     $   0.07
Market price per share:
Common Stock (FJC)
  High                          6 3/8     6 1/4        6 1/4     7 5/16       7 5/16
  Low                           5 3/4     5 11/16      5 3/16    5 1/8        5 1/8
Class A Stock (FJA)
  High                          6 1/4     6 1/8        6 1/16    7 1/16       7 1/16
  Low                           5 9/16    5 1/16       5 3/16    5            5


1997

Net sales                     $33,087   $60,593     $143,776    $76,644     $314,100
Gross profit                    7,179    14,277       30,842     17,778       70,076
Income (loss) before
 income taxes                  (1,668)    3,584       19,153      7,798       28,867
Net income (loss)             $(1,246)  $ 2,511     $ 12,640    $ 4,859     $ 18,764
Earnings (loss) per share(a)  $ (0.05)  $  0.04     $   0.32    $  0.12     $   0.42
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

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Company is the largest manufacturer of room air conditioners in North America based on units sold. The Company has strong relationships with retailers, which it has formed by establishing flexible, accurate-response manufacturing to accommodate customers' increasingly seasonal delivery requirements.

The Company's business is currently largely domestic and is affected by summer weather in major domestic markets. During fiscal 1998, the Company's domestic sales reflect an increasingly seasonal pattern, with more shipments occurring in the second half of the fiscal year and fewer in the off season first half since leading retailers require just-in-time delivery. Favorable summer weather in southern domestic markets in fiscal 1998 increased in-season sales and depleted industry inventories in those markets at fiscal year-end (August 31), which positions U.S. manufacturers for a better year in fiscal 1999, assuming normal weather. This follows a period affected by cool summer weather in key U.S. markets in fiscal 1996 that increased industry inventories at some manufacturers (excluding the Company) and at retailers at the beginning of fiscal 1997 and reduced fiscal 1997 results all year long. By the end of the fiscal 1997 selling season, retail inventories declined to more customary levels, which benefitted U.S. manufacturers in fiscal 1998.

The Company, in a move to enhance its competitiveness, implemented a restructuring plan (the "Restructuring") during fiscal 1998. The Restructuring did not result in any factory closings. However, it did involve shifting some additional production from North America to China and increasing component outsourcing. As part of the Restructuring, all Fedders International activities, including executive management located at the Company's headquarters in New Jersey, were relocated to Singapore. The sales, marketing, service, research and design and administrative support functions of Fedders North America were relocated to the Company's factory in Illinois.

During fiscal 1998, the Company's international sales were unfavorably affected by the international financial crisis. In fiscal 1997, the Company nearly doubled its international sales, as it did in the prior year.

In June 1998, the Company entered into a joint venture with BSH in Estella, Spain to manufacture room air conditioners in Spain for the European market and for export. This adds to the Company's international manufacturing presence, which began with the 1996 joint venture in Ningbo, China to manufacture air conditioners for export and for the Chinese market.

In August 1996, the Company merged with NYCOR, Inc. (the "Merger"), which, through its subsidiary Rotorex Company, Inc., manufactured rotary compressors principally for use in room air conditioners, and, through Melcor Corporation, manufactured thermoelectric modules. Rotorex has been the primary supplier of compressors to the Company for 25 years. The

Company believes that a dedicated supply of compressors improves its flexibility to accurately respond to the just-in-time requirements of its customers. The supply of compressors from Rotorex, and from its Asian compressor licensees, also is strategically important for the Company's international growth.

RESULTS OF OPERATIONS
Net sales in fiscal 1998 totaled $322.1 million, an increase of 2.5% from sales of $314.1 million in fiscal 1997 but down from record sales of $371.8 million in fiscal 1996. The sales increase in fiscal 1998 reflects lower industry inventory levels entering fiscal 1998 compared to fiscal 1997 and favorable summer weather in the domestic southern market, offset in part by a decrease in international sales as a result of the international financial crisis. The sales decrease in fiscal 1997 reflects large, end-of-season industry carryover of room air conditioners from the cool summer of fiscal 1996.

OPERATING RESULTS AS A PERCENT OF NET SALES

                                        1998      1997      1996
----------------------------------------------------------------
Gross profit                            21.7%     22.3%     22.3%
Selling, general and
 administrative expense                 12.5      12.2       8.6
Restructuring                            5.2        -         -
Operating income                         4.0      10.1      13.7
Interest expense                         2.7       1.1       0.3
Pre-tax income                           1.4       9.2      13.5
----------------------------------------------------------------

The gross profit in fiscal 1998 changed little from fiscal 1997. The gross profit as a percent of net sales declined in fiscal 1998 due primarily to a change in the customer and product mix from fiscal 1997. In fiscal 1997, gross profit declined by 15.6% from fiscal 1996 due to the sales decline. The gross profit as a percent of net sales remained unchanged in fiscal 1997, from fiscal 1996, due primarily to changes in customer and product mix offset, in part, by lower absorption of factory overhead expense due to lower production levels.

Selling, general and administrative expenses ("SG&A") increased as a percent of net sales in fiscal 1998 as a result of a $2.9 million (0.9% of net sales) provision for the implementation of an early retirement program. This more than offset reductions in SG&A that resulted from the Restructuring. SG&A increased as a percent of net sales in fiscal 1997 from fiscal 1996 due, in part, to lower sales. SG&A increased by $6.3 million from fiscal 1996 primarily as a result of expenses related to operations acquired in the Merger, including $1.8 million of amortization of goodwill and $1.9 million of compressor research and development expense. SG&A also increased in fiscal 1997 due to infrastructure expansion to support further growth of international business.

The Restructuring charge in fiscal 1998 of $16.8 million consists of the write-down of fixed assets ($5.6 million), an amount for lease terminations

($4.9 million), personnel-related costs ($3.8 million) and administrative facility closing costs ($2.5 million).

Net interest expense increased in fiscal 1998 by $5.2 million and as a percent of net sales from fiscal 1997. The increase resulted from interest on the 9 3/8% Senior Subordinated Notes due in 2007 (the "Notes") issued late in fiscal 1997. The increase was offset, in part, by a redemption of 8.5% Convertible Subordinated Debentures due in 2012 (the "Debentures") that were assumed in the Merger, and lower interest on very limited short-term borrowing in fiscal 1998, compared to fiscal 1997. Higher interest is also partially offset by the absence of preferred stock dividends after the redemption of Convertible Preferred Stock in September 1997. Net interest expense increased in fiscal 1997 by $2.5 million and as a percent of net sales from fiscal 1996, due to interest paid on the Debentures.

Including the charges for the Restructuring and early retirement, the Company's net income decreased to $3.0 million in fiscal 1998 from $18.8 million in fiscal 1997 and a record $31.2 million in fiscal 1996. Net income attributable to common stockholders, excluding the after-tax effect of charges for the Restructuring and early retirement, would have been approximately $15.8 million in fiscal 1998 compared to $16.3 million in fiscal 1997. Net income attributable to common stockholders in 1997 reflects the dividend requirement of $2.4 million paid on the Company's Convertible Preferred Stock that was issued in connection with the Merger and fully redeemed in September 1997. Net income in fiscal 1998 and 1997 reflects an effective tax rate of 35% versus 38% in fiscal 1996, principally due to a lower effective rate on state taxes and the release of prior-year tax provisions no longer required.

LIQUIDITY AND CAPITAL RESOURCES
Working capital requirements are seasonal. Cash balances peak in August, while greatest use of credit lines occurs early in the calendar year. The Company ended fiscal 1998 with cash of $91.0 million compared to $110.4 million at August 31 a year earlier, even after completing a $50.0 million stock repurchase program.

Net cash provided by operations in fiscal 1998 amounted to $38.8 million. Accounts receivable increased by $5.5 million, reflecting higher volume in fourth quarter sales of fiscal 1998 resulting from the favorable weather conditions compared to fiscal 1997. Ending inventories decreased by $10.6 million reflecting greater in-season sales. Accounts payable increased by $15.2 million, and primarily reflect the receipt of more raw materials during the month of August than in the prior year due to greater production requirements. Accrued expenses increased by $1.3 million and reflect an accrual for early retirement offset, in part, by lower marketing-related accruals due to changing customer mix. Accrued income taxes increased $4.4 million.

Net cash used in investing activities by the Company consisted primarily of capital expenditures of $8.5 million and an investment of $3.3 million in the Spanish joint venture offset, in part, by the disposal of $1.8 million of fixed assets, primarily real estate not utilized.

Net cash used in financing activities in fiscal 1998 amounted to $48.2 million. The Company repurchased $45.8 million or 7.7 million shares of its Preferred, Common and Class A Stock under a repurchase program funded in fiscal 1997 through the offering of the Notes. In August 1998, the Company announced an authorization to repurchase up to an additional $30 million of its outstanding stock. Dividend payments amounted to $3.5 million in fiscal 1998.

During fiscal 1998, the Company's $50 million, prime rate, revolving credit facility was utilized for a brief period in February and March with a maximum outstanding during the year of $8.6 million. Management believes that cash, earnings and borrowing capacity of the Company are adequate to meet the needs of its operations and long-term credit requirements, including capital expenditures and debt maturities.

YEAR 2000
The inventory and assessment phases of the Company's Year 2000 plan are materially complete with respect to internal information technology ("IT") and non-IT systems, such as embedded technology and microcontrollers. Testing and resolution phases of the plan are scheduled to be complete in the 1998 third fiscal quarter, which ends May 31. The Company has material third-party relationships with customers and suppliers that would have a material effect on its business if the customer or supplier were to have significant Year 2000 issues. Assessment of these relationships, in part through on-site audits, is ongoing and contingency plans are being developed to minimize the effect of any such issues. Contingency planning includes the use of alternate suppliers, which the Company has in place for all significant components. The Company's plan is to be Year 2000 compliant in the third fiscal quarter of 1999. The National Retail Federation has listed the Company as being a compliant Year 2000 EDI vendor.

Many of the Company's IT systems are already compliant. Non-compliant IT systems are being replaced in the normal course of business and are not a cost of Year 2000. Related costs are being expensed as incurred and in fiscal 1998 were immaterial to the operating results and are not expected to have a material impact on the Company's future earnings or cash flow.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The Company adopted the provisions of SFAS 128 in the second fiscal quarter of 1998.

In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. In February 1998, SFAS 132 "Employers Disclosures about Pensions and Other Postretirement Benefits" - an amendment of SFAS 87, 88 and 106 was issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. SFAS 132 revises disclosures about pension and other post-retirement benefits. These statements, which are effective for the Company's 1999 fiscal year, expand or modify disclosures which will have no material impact on the Company's consolidated financial position, results of operations, or cash flows.

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently SFAS 133 will not have a material effect on the consolidated financial statements.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company at August 31, 1998 and 1997, and for the years ended August 31, 1998, 1997 and 1996, the notes thereto and the report of the Company's independent auditors thereon are included at pages F1 through F25, herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on December 22, 1998, which section is incorporated herein by reference.

Name and Age                  Position Held          Executive Officer
------------                  -------------          -----------------
Salvatore Giordano, 88        Chairman of the Board         1945

Sal Giordano, Jr., 60 (1)     Vice Chairman, President      1965
                              and Chief Executive Officer

Robert L. Laurent, Jr. 43     Executive Vice President,     1989
                              Finance and Administration
                              and Chief Financial Officer

Kent E. Hansen, 51            Senior Vice President and     1996
                              Secretary

Gerald C. Senion, 51          Group Vice President and      1997
                              President, Fedders North
                              America, Inc.

Gary J. Nahai, 47             Vice President and            1993
                              President, Fedders
                              International, Inc.

Gordon Newman, 52             Vice President and            1995
                              President, Rotorex
                              Company, Inc.

Sal Giordano III, 39          Vice President and President  1996
(2)                           Melcor Corporation

Thomas A. Kroll, 43           Controller                    1995

Nancy DiGiovanni, 47          Treasurer                     1998

-----------------------
(1) Son of Salvatore Giordano
(2) Grandson of Salvatore Giordano

Business Experience During Last Five Years

Messrs. Salvatore Giordano, Sal Giordano, Jr., Robert L. Laurent, Jr. and Gary J. Nahai have been associated in executive capacities with the Company for more than five years.

Mr. Hansen was elected to his position in August 1996. Previously he was Vice President, Finance, General Counsel and Chief Financial Officer of NYCOR. Prior thereto, he was Vice President and General Counsel of the Company from 1990 to 1991.

Mr. Senion became Group Vice President of the Company and Chief Operating Officer of Fedders North America in July 1997. He was elected to the position of President of Fedders North America in September 1998. Prior to joining the Company, Mr. Senion was employed by Frigidaire Corporation for approximately 20 years, most recently as Group Vice President of the Frigidaire Home Products Company, Home Comfort Division and the Electrolux Global Home Comfort Products Division.

Mr. Newman was elected to his position in January 1997. He joined Fedders Corporation in 1991 as Vice President, Corporate Quality. Prior thereto Mr. Newman was Corporate Director of Quality for Welbilt Corporation.

Mr. Sal Giordano III was elected to his position in August 1996. He has been President of Melcor since 1995 and was Vice President of Business Planning and Development of NYCOR, Inc. from 1992 to August, 1996.

Mr. Kroll was elected to his position in April 1995. Previously he was Controller of Fedders North America since 1992. Prior thereto he was Controller of Emerson Quiet Kool.

Ms. DiGiovanni was elected to her position in October 1998. Previously she was Assistant Treasurer of the Company since 1989. Prior thereto she held various cash management positions with the Company.

Item 11.  Executive Compensation

See the section entitled "Executive Compensation" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 22, 1998, which section is incorporated herein by reference.

Item 12.  Security ownership of Certain Beneficial Owners and Management

See the sections entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 22, 1998, which sections are incorporated herein by reference.




Item 13.  Certain Relationships and Related Transactions

See the section entitled "Election of Directors" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 22, 1998, which section is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

Index to Financial Statements and Financial Statement Schedules

(a) 1.  Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                               Page #
Consolidated Statements of Operations for the years
ended August 31, 1998, 1997 and 1996                              F1

Consolidated Balance Sheets at August 31, 1998 and 1997        F2-F3
Consolidated Statements of Cash Flows for the years
ended August 31, 1998, 1997 and 1996                           F4-F5

Stockholders' Equity for the years ended
August 31, 1998, 1997 and 1996                                    F6

Notes to Consolidated Financial Statements                    F7-F24

Report of Independent Certified Public Accountants               F25


(a) 2.  Financial Statement Schedule

Consolidated Schedule as of and for the years ended
August 31, 1998, 1997 and 1996

II.  Valuation and Qualifying Accounts                            S-1

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(a) 3.  Exhibits

(3) (i) Restated Certificate of Incorporation of the Company dated November 18, 1997 filed as Exhibit (3)(i) to the Company's Annual Report on Form 10-K for 1997 and incorporated herein by reference.

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

   (x) Employment Agreement between the Company and Sal Giordano, Jr. effective October 1, 1997, filed as Exhibit 10 to the Company's Quarterly Report on From 10-Q for the quarter ended November 30, 1997 and incorporated herein by reference.

(21)  Subsidiaries.

(23)  Consents of BDO Seidman, LLP.

(27)  Financial data schedule. (EDGAR filing only)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 1998.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FEDDERS CORPORATION
By       /s/Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Executive Vice President, Finance and Administration and
Chief Financial Officer
November 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                Date

/s/Salvatore Giordano
   Salvatore Giordano       Chairman of the Board           November 25, 1998

/s/Salvatore Giordano, Jr.
   Salvatore Giordano, Jr.  Vice Chairman,                  November 25, 1998
                            President and Chief Executive
                            Officer and a Director
                            (Principal Executive Officer)

/s/Joseph Giordano
   Joseph Giordano          Director                        November 25, 1998

/s/Howard S. Modlin
   Howard S. Modlin         Director                        November 25, 1998

/s/Clarence Russel Moll
   Clarence Russel Moll     Director                        November 25, 1998

/s/William J. Brennan
   William J. Brennan       Director                        November 25, 1998

/s/Anthony Puleo
   Anthony Puleo            Director                        November 25, 1998

/s/S.A. Muscarnera
   S.A. Muscarnera          Director                        November 25, 1998

/s/C.A. Keen
   C.A. Keen                Director                        November 25, 1998

/s/David C. Chang
   David C. Chang           Director                        November 25, 1998

/s/Robert L. Laurent, Jr.
   Robert L. Laurent, Jr.   Executive Vice President,
                            Finance and Administration
                            (Principal Financial and
                            Accounting Officer)             November 25, 1998

Fedders Corporation
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

Year Ended August 31,                        1998      1997      1996
                                         ----------------------------
Net sales                                $322,121  $314,100  $371,772
Costs and expenses:
 Cost of sales                            252,351   244,024   288,744
 Selling, general and administrative       40,210    38,347    32,040
 Restructuring                             16,750       -         -
                                          ---------------------------
                                          309,311   282,371   320,784
                                          ---------------------------
Operating income                           12,810    31,729    50,988
Minority interest in joint venture            403       568       230
Interest expense (net of interest
 income of $2,599, $920 and $1,410 in
 1998, 1997 and 1996, respectively)        (8,610)   (3,430)     (952)
                                         -----------------------------

Income before income taxes                  4,603    28,867    50,266
Federal, state and foreign
 income taxes                               1,611    10,103    19,108
                                         ----------------------------

Net income                                  2,992    18,764    31,158

Preferred stock dividend
 requirement                                  -       2,420       151
                                         ----------------------------
Net income attributable to
 common stockholders                     $  2,992  $ 16,344  $ 31,007
                                         ============================

Earnings per share:
 Basic                                   $   0.07  $   0.42  $   0.77
 Diluted                                     0.07      0.39      0.74
                                         ============================

Dividends per share declared:
 Preferred                                    -    $  0.318  $  0.050
 Common/Class A                          $  0.085     0.080     0.080
 Class B                                    0.077     0.072     0.072

See accompanying notes


                                       F1

Fedders Corporation
Consolidated Balance Sheets
(Amounts in thousands)

August 31,                                       1998       1997
                                            --------------------
Assets
Current assets:
 Cash and cash equivalents                  $  90,986   $110,393
 Accounts receivable (less allowances of
  $2,032 and $1,834 in 1998 and 1997)          14,520      9,060
 Inventories                                   52,261     62,887
 Deferred income taxes                          5,902      4,070
 Other current assets                           4,308      8,917
                                            --------------------
Total current assets                          167,977    195,327
Net property, plant and equipment              56,318     63,994
Deferred income taxes                           8,838      6,374
Goodwill                                       55,159     56,858
Other assets                                   16,337      6,461
                                            --------------------
                                            $ 304,629  $ 329,014
                                            ====================

See accompanying notes

                                       F2

Fedders Corporation
Consolidated Balance Sheets
(Amounts in thousands, except par data)

August 31,                                           1998       1997
                                            ------------------------
Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-term debt               $  2,065   $  1,891
 Accounts payable                                  25,769     10,591
 Income taxes payable                              14,406     10,027
 Accrued expenses                                  32,101     31,082
                                                 -------------------
Total current liabilities                          74,341     53,591
Long-term debt                                    108,948    113,489
Other long-term liabilities:
  Warranty                                          2,556      2,780
  Other                                             9,355      8,427
Minority interest in joint venture                  4,637      5,040
Commitments and contingencies
Stockholders' equity (all classes $1 par value):
 Preferred Stock, 6,809 issued
  at August 31, 1997                                  -        6,809
 Common Stock, 16,972 and 18,990 issued            16,972     18,990
 Class A Stock, 19,381 and 20,074 issued           19,381     20,074
 Class B Stock, 2,267 issued                        2,267      2,267
 Additional paid-in capital                        31,619     85,702
 Retained earnings                                 36,496     37,024
 Cumulative translation adjustment                   (430)      (138)
                                                 --------------------
                                                  106,305    170,728
 Less deferred compensation (1998) and
  Treasury Stock, at cost, 4,335 shares
  of Class A Stock (1997)                          (1,513)   (25,041)
                                                 --------------------
 Total stockholders' equity                       104,792    145,687
                                                  -------------------
                                                $ 304,629  $ 329,014
                                                =====================


See accompanying notes


                                       F3

Fedders Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

Year Ended August 31,                        1998      1997     1996
                                         ---------------------------
Operating activities:
Net income                               $  2,992  $ 18,764  $31,158
Adjustments to reconcile net income
 to net cash from operating activities:
  Depreciation and amortization             9,263     9,935    6,578
  Deferred income taxes                    (4,296)      504   (1,717)
  Restructuring charge -
   fixed asset write-down                   5,590       -        -
Changes in operating assets and liabilities:
  Accounts receivable                      (5,460)   (1,085)   4,402
  Inventories                              10,626    (9,441)  (7,856)
  Other current assets                      6,263    (5,551)    (628)
  Other assets                             (7,281)     (335)    (568)
  Income taxes payable                      4,379    (5,364)   6,243
  Accounts payable                         15,178    (5,923)  (2,887)
  Accrued expenses                          1,269    (6,973)   3,784
  Other long-term liabilities                 704    (3,288)   3,151
  Other - net                                (403)     (548)    (825)
                                         ----------------------------
Net cash provided by
 (used in) operations                      38,824    (9,305)  40,835
                                         ----------------------------
Investing activities:
 Additions to property, plant
  and equipment                            (8,497)   (9,236)  (7,043)
 Disposal of property, plant
  and equipment                             1,847       428      535
 Investment in joint venture               (3,347)      -        -
                                         ----------------------------
Net cash used in investing
 activities                                (9,997)   (8,808)  (6,508)
                                         ----------------------------
Financing activities:
 Net proceeds from issuance of 9 3/8%
  Senior Subordinated Notes                   -      96,025      -
 Repayment and redemption of 8 1/2%
  Convertible Subordinated Debentures         -     (22,806)     -
 Repayments of NYCOR, Inc.
  short-term borrowing                        -         -     (3,000)
 Repayments of long-term debt              (1,903)   (1,992)    (695)
 Proceeds from stock options exercised      5,289     1,727    1,868
 Tax benefit related to stock
   options exercised                        3,825       479      437
 Net (repayment of) proceeds from
  Fedders Xinle financing                  (2,517)     (168)   6,299
 Repayment of Fedders Xinle short-
  term debt                                   -         -     (3,396)
 Cash dividends                            (3,520)   (5,605)  (3,252)
 Repurchases of capital stock             (49,408)  (29,449)     -


                                       F4

Fedders Corporation
Consolidated Statements of Cash Flows - continued

(Amounts in thousands)

Year Ended August 31,                        1998      1997      1996
                                         ----------------------------
Net cash provided by (used in)
 financing activities                     (48,234)   38,211    (1,739)
Net (decrease) increase in cash and
 cash equivalents                         (19,407)   20,098    32,588
Cash and cash equivalents at
 beginning of year                        110,393    90,295    57,707
                                        ------------------------------
Cash and cash equivalents at
 end of year                            $  90,986  $110,393  $ 90,295
                                        ==============================
Supplemental disclosure:
 Net interest paid                      $  10,654  $  3,406  $  2,249
 Net income taxes (refunded) paid          (2,788)   14,090    13,513

See accompanying notes

                                       F5

Fedders Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended August 31, 1998, 1997 and 1996
(Amounts in thousands)

                                                1998       1997      1996
                                            -----------------------------
Convertible Preferred Stock
Balance at beginning of year                $  6,809   $  7,643       -
 Issuance of stock                               -          -    $  7,643
 Redemption for Class A Stock                 (6,754)       -         -
 Conversion to Class A Stock                     -         (129)      -
 Repurchase and retirement of stock              (55)      (705)      -
                                           ------------------------------
Balance at end of year                           -     $  6,809  $  7,643
                                           ==============================

Common Stock
Balance at beginning of year                $ 18,990   $ 18,990  $ 18,990
 Shares relinquished or purchased               (100)       -         -
 Repurchase and retirement of stock           (1,918)       -         -
                                            ------------------------------
Balance at end of year                      $ 16,972    $ 18,990  $ 18,990
                                            ==============================

Class A Stock
Balance at beginning of year                $ 20,074    $ 19,416  $ 18,831
 Redemption of Convertible Preferred Stock     6,904         -         -
 Conversion of Convertible Preferred Stock       -           129       -
 Stock options exercised                       4,251         529       585
 Issuance of restricted stock                    300         -         -
 Retirement of Class A treasury shares       (12,148)        -         -
                                            ------------------------------
Balance at end of year                      $ 19,381    $ 20,074  $ 19,416
                                            ==============================
Class B Stock
Balance at beginning of year                $  2,267    $  2,267  $  2,267
                                            ------------------------------
Balance at end of year                      $  2,267    $  2,267  $  2,267
                                            ==============================
Additional paid-in capital
Balance at beginning of year                $ 85,702    $ 87,728   $ 46,481
  Issuance of stock                              -           -       40,126
  Stock options exercised                     10,287       1,198      1,283
  Tax benefit related to stock
   option exercised                            3,825         479        437
  Repurchase of stock                         (9,917)     (3,703)       -
  Retirement of treasury shares              (59,591)        -          -
  Issuance of restricted stock                 1,463         -          -
  Expenses related to NYCOR merger               -           -         (599)
  Redemption of Convertible Preferred Stock     (150)        -          -
                                            --------------------------------
Balance at end of year                      $ 31,619    $ 85,702   $ 87,728
                                            ================================
Retained earnings
Balance at beginning of year                $ 37,024    $ 23,865   $ (4,041)
  Net income                                   2,992      18,764     31,158
  Dividends                                   (3,520)     (5,605)    (3,252)
                                            --------------------------------
Balance at end of year                      $ 36,496    $ 37,024   $ 23,865
                                            ================================
Foreign currency translation
 Balance at beginning of year              $   (138)   $   (158)   $     15
 Translation adjustment                        (292)         20        (173)
                                           ---------------------------------
Balance at end of year                     $   (430)   $   (138)   $   (158)
                                           =================================
Deferred Compensation/Treasury Stock
 Balance at beginning of year              $(25,041)        -           -
  Repurchase of stock                       (37,504)   $(25,041)        -
  Issuance of restricted stock
   - deferred compensation                   (1,763)        -           -
  Amortization of deferred compensation         250         -           -
  Shares relinquished or purchased           (9,194)        -           -
  Retirement of treasury shares              71,739         -           -
                                           --------------------------------
Balance at end of year                     $ (1,513)    $(25,041)       -
                                           ================================


See accompanying notes

                                       F6

Fedders Corporation
Notes to Consolidated Financial Statements
(Years ended August 31, 1998, 1997 and 1996; amounts in thousands, except per share, share and market data)

1. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Fedders Corporation and all of its wholly-owned and majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write-downs, which have historically been insignificant, are recorded in the period in which they are identified. Inventories consist of the following at August 31:


                                       F7

                                            1998           1997
                                            ----           ----
Finished goods                          $ 25,553       $ 32,233
Work-in-process                            4,132          6,631
Raw materials and supplies                22,576         24,023
                                        -----------------------
                                        $ 52,261       $ 62,887
                                        =======================

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

                     Estimated Useful Life      1998       1997
                     ------------------------------------------
Land and improvements                       $  2,994   $  3,924
Buildings                20 to 30 years       22,326     24,349
Machinery and equipment   5 to 12 years       79,454     87,421
Machinery and equipment
 under capital leases    12 years              8,647      8,647
                                            -------------------
Property, plant and equipment                113,421    124,341
Accumulated depreciation                      57,103     60,347
                                            -------------------
                                            $ 56,318   $ 63,994
                                            ===================

Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. Accumulated depreciation includes $1,287 and $1,005 of depreciation related to equipment under capital leases in 1998 and 1997, respectively.

Goodwill

Goodwill is amortized over 40 years using the straight-line method and recoverability is evaluated periodically based on the expected undiscounted net cash flows of the related businesses. Goodwill and other assets are net of accumulated amortization of $12,171 and $10,472 at August 31, 1998 and 1997, respectively.

Other assets

On June 3, 1998, the Company entered into a joint venture with Bosch-Siemens Hausgerate GmbH ("BSH") in Estella, Spain to manufacture room air conditioners in Spain. The Company contributed $3,347 of cash for its 50% interest in the BSH and Fedders International Air Conditioning, S.A. joint venture. The Company's investment in the joint venture is accounted for under the equity method.

Other assets consist of the following at August 31:


                                       F8

                                               1998          1997
                                      ---------------------------
Note due from an executive officer
 (note 11)                                  $ 4,000           -
Unamortized deferred finance costs            3,284       $ 3,498
Cash surrender value of life insurance        3,192         2,102
Investment in joint venture                   3,078           -
Other                                         2,783           861
                                       --------------------------
                                            $16,337       $ 6,461
                                       ==========================

Accrued expenses

Accrued expenses consist of the following at August 31:

                                               1998          1997
                                      ---------------------------
Warranty                                    $ 3,271       $ 4,047
Marketing programs                            9,508        11,686
Salaries and benefits                         8,465         7,876
Restructuring                                 4,768           -
Other                                         6,089         7,473
                                      ---------------------------
                                            $32,101       $31,082
                                      ===========================

Income taxes

Deferred income taxes are provided to reflect the tax effects of "temporary differences" between assets and liabilities for financial reporting purposes and income tax purposes. Provisions are also made for U.S. income taxes on undistributed earnings of foreign subsidiaries not considered to be indefinitely reinvested (note 7).

Research and development costs

All research and development costs are charged to expense as incurred and amount to $6,557, $6,268 and $3,891 in 1998, 1997 and 1996, respectively.

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

Risks and uncertainties

Approximately 4% of the Company's employees are covered by a one-year collective bargaining agreement, which expires in August 1999. Another 33% of the Company's employees are covered by a separate collective bargaining agreement which expires in October 2001.


                                       F9

Non-cash investing and financing activities

The Company had non-cash investing and financing activities as follows:

                                               1998     1997     1996
                                               ----------------------
Issuance of 7,643,000 shares of
 Preferred Stock at a price of $6.25
 in exchange for all the outstanding
 shares of capital stock of NYCOR, Inc.         -        -    $47,769
Exchange of 6,754,000 shares of Preferred
 Stock for Class A Stock on a 1 for
 1.022 basis                                 $6,904      -        -

Effect of new accounting pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The Company adopted the provisions of SFAS 128 in the second fiscal quarter of 1998.

Earnings per share amounts for prior periods have been restated to conform to the requirements of SFAS 128. The computation of basic earnings per share and diluted earnings per share is as follows:

                                           1998       1997       1996
                                           --------------------------
Net income                              $ 2,992    $18,764    $31,158
Preferred Stock dividends                   -       (2,420)      (151)
                                        ------------------------------
Income attributable to common
 stockholders for basic earnings
 per share                              $ 2,992    $16,344    $31,007
Convertible Preferred Stock
 dividends                                  -        2,420        151
                                        -----------------------------
Income attributable to common
 stockholders after assumed
 conversion                             $ 2,992    $18,764    $31,158
                                        -----------------------------

Basic weighted average shares
 outstanding                             41,355     38,931     40,351
Dilutive effect of potential
 Common Stock:
  Stock option plans                      1,202      1,957      1,646
  Convertible Preferred Stock               -        6,959        385
                                        -----------------------------
Dilutive potential shares
 outstanding                             42,557     47,847     42,382
                                        -----------------------------

                                       F10

Earnings per share:
 Basic                                  $  0.07    $  0.42    $  0.77
 Diluted                                   0.07       0.39       0.74

In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. In February 1998, SFAS 132 "Employers Disclosures about Pensions and Other Postretirement Benefits" - an amendment of SFAS 87, 88 and 106 was issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. SFAS 132 revises disclosures about pension and other post-retirement benefits. These statements, which are effective for the Company's 1999 fiscal year, expand or modify disclosures which will have no material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently SFAS 133 will not have a material effect on the Company's consolidated financial statements.

2.  Restructuring

In January 1998, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time expense totaling $16,750 in the second fiscal quarter ending February 28, 1998. The charge consisted of machinery and equipment write-downs ($5,590) an amount for machinery and equipment and other lease terminations, primarily related to outsourcing ($4,856), personnel-related costs, primarily related to outsourcing ($3,803) and administrative facility closing costs ($2,501).

The restructuring did not result in factory closings. However, it did involve shifting some additional production from North America to China and increasing component outsourcing. As part of the restructuring, all Fedders International activities, including executive management located at the Company's headquarters in New Jersey, were relocated to Singapore. The sales, marketing, research and design, service and administrative support functions of Fedders North America were relocated to the Company's facility in Illinois.

3. Litigation

The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the accompanying financial statements.


                                       F11

4. Short-term Borrowing

At August 31, 1998 and 1997, the Company had no short-term borrowing under its revolving credit facility with a commercial finance company. Availability under the facility of $50,000 at August 31, 1998 and 1997 is based on accounts receivable and inventory and requires maintenance of certain financial covenants. The maximum amount outstanding under the credit facility was $8,593 and $50,000 during fiscal 1998 and 1997, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $460 and 8.5% in fiscal 1998 and $14,974 and 8.6% in fiscal 1997. The credit facility is collateralized by substantially all of the Company's assets and is in effect until February 2000. The rate of interest on the facility is the prime rate.

5. Long-term Debt

Long-term debt consists of the following at August 31:

                                                 1998          1997
                                                 ----          ----
9 3/8% Senior Subordinated Notes due
 in 2007:  $100,000 principal amount
 less unamortized discount of $429 and $477  $ 99,571      $ 99,523
Fedders Xinle 8% promissory note                3,614         6,131
Promissory note payable to the State of
 Illinois, interest at 1%                       3,521         3,859
Capital lease obligations                       4,307         5,867
                                              ---------------------
                                              111,013       115,380
Less current maturities                         2,065         1,891
                                              ---------------------
                                             $108,948      $113,489
                                             ======================

Aggregate amounts of long-term debt, excluding capital leases of $4,307 maturing in each of the years ending August 31 are: 1999-$342, 2000 - $346, 2001-$349,
2002 - $352, 2003 - $356, and thereafter $105,390.

In August 1997, a subsidiary of the Company issued $100,000 principal amount of 9 3/8% Senior Subordinated Notes due 2007. The notes are guaranteed by the Company on a senior subordinated basis. The notes may be redeemed by Fedders North America after August 2002 at a redemption price of 104.688% of principal amount. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary.

The long-term promissory note of Fedders Xinle is payable to a People's Republic of China bank and matures in 2008. The loan is secured by certain joint venture assets and is not guaranteed by the Company or its other subsidiaries. Fedders Xinle made payments of $2,517 during fiscal 1998.

The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next ten years, and is collateralized by a mortgage on the Illinois facility.

                                       F12

6. Leases

Capital Leases

Aggregate future minimum rental payments under capital leases primarily assumed in conjunction with the NYCOR merger (note 12) for the years ended August 31 are as follows: $2,055, $1,696, $177, $191 and $170 in 1999, 2000, 2001, 2002 and
2003, respectively, and $18 thereafter. The present value of net minimum lease payments is $4,307, excluding the interest portion of $638.

Operating Leases

The Company leases certain property and equipment under operating leases, which expire over the next four years. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair rental value for a period of one month to four years. Minimum payments for operating leases having non-cancelable terms are as follows: $3,502, $2,138, $1,449, $1,255 and $570 in 1999, 2000, 2001, 2002 and
2003, respectively, and $665 thereafter. Minimum lease payments total $9,579. Total rent expense for all operating leases amounted to $3,940, $3,749 and $2,025 in 1998, 1997 and 1996, respectively.

7. Income Taxes

The provision for income tax (benefit) consists of the following components:

                                      1998      1997     1996
                                   --------------------------
Current:
 Federal                           $ 1,854   $ 8,005   $18,047
 State                                 170       714     2,253
 Foreign                                58       401        88
                                   ---------------------------
                                     2,082     9,120    20,388
                                   ---------------------------
Charge in lieu of income taxes       3,825       479       437
                                   ---------------------------

Deferred:
 Federal                            (3,970)      380    (1,530)
 State                                (326)      124      (187)
                                   ----------------------------
                                    (4,296)      504    (1,717)
                                   ----------------------------
                                   $ 1,611   $10,103   $19,108
                                   ============================

The exercise of stock options to acquire shares of the Company's Class A Stock creates a compensation deduction for income tax purposes for which there is no corresponding expense required for financial reporting purposes. The tax benefits related to these deductions are reflected as a charge in lieu of income taxes and a credit to additional paid-in capital.


                                       F13

Deferred income taxes result from "temporary differences" between assets and liabilities for financial reporting and income tax purposes. The components of which are as follows at August 31:

                                                1998      1997
                                             ------------------
Warranty                                     $ 2,011   $ 2,498
Depreciation                                   2,190    (1,263)
Employee benefit programs                      4,697     4,560
Inventory                                      2,553     2,249
Net operating loss carryforwards               5,575     8,221
Restructuring                                  1,907       -
Other                                          2,543       915
                                             ------------------
                                              21,476    17,180
Valuation allowance                           (6,736)   (6,736)
                                             ------------------
                                             $14,740   $10,444
                                             ==================

The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items:

                                          1998     1997     1996
                                       -------------------------
Expected tax at statutory rate         $ 1,611  $10,103  $17,593
Valuation allowance reflected
 in current income                         -       (289)    (325)
State taxes, less federal
 income tax benefit                         95      545    1,343
Prior year provisions no longer required  (297)    (675)     -
Other                                      202      419      497
                                        -------------------------
                                       $ 1,611  $10,103  $19,108
                                       ==========================

At August 31, 1998, the Company has Canadian net operating loss carryforwards of approximately $464 that expire in the years 2002 through 2003, and U.S. net operating loss and tax credit carryforwards of approximately $12,000 and $1,000, respectively, which are restricted as to use and expire in the years 2001 through 2010. Due to the uncertainty of recoverability of these amounts, the Company established a valuation allowance.

8. Industry Segment

The Company operates in one industry segment and sells its room air conditioners primarily direct to retailers and also through private label arrangements and distributors. In 1998, one customer accounted for 30% of net sales and a second customer accounted for 27% of net sales. In 1997, one customer accounted for 27% of net sales and a second customer accounted for 19% of net sales. In 1996, one customer accounted for 30% of net sales.

International sales were $38,078 in 1998, $45,012 in 1997, and $24,458 in 1996 and were made principally to Canada, Mexico, Europe and Asia.


                                       F14

9. Capital Stock

Preferred Stock (15,000,000 shares authorized): In August 1997, the Company called its Preferred Stock for redemption. In September 1997, each share of Preferred Stock was redeemed for 1.022 shares of Class A Stock based on the average closing price of the Class A Stock of $6.113. Fractional shares and all accounts holding 100 shares or less were paid in cash at the rate of $6.25 per share. During fiscal 1998 and 1997, 52,153 and 705,233 shares, respectively, of Preferred Stock were repurchased for $326 and $4,408, respectively, under the Company's $50,000 stock repurchase program (the "$50 Million Plan") and were retired.

Common Stock (80,000,000 shares authorized): During fiscal 1998, 1,917,500 shares were repurchased for $11,487 and retired under the $50 Million Plan. An additional 100,139 shares were received from employees and retired in connection with the exercise of stock options under the Company's stock option plans and amounted to $563. Shares of Common Stock are reserved for the conversion of Class A and Class B Stock as indicated herein.

Class A Stock (60,000,000 shares authorized): During fiscal 1998, 5,750,132 shares were repurchased for $33,937 under the $50 Million Plan. An additional 2,063,173 shares were received from employees and retired in connection with the exercise of stock options under the Company's stock option plans and amounted to $12,772. During fiscal 1997, 4,334,800 shares were repurchased under the Company's $25 million stock repurchase plan and were held in treasury as of August 31, 1997. All Class A shares that were repurchased during fiscal 1997 and 1998 have been retired as of August 31, 1998. Shares of Class A Stock reserved under the Company's stock option plans amounted to 5,819,933 and 10,138,000 at August 31, 1998 and 1997, respectively. Class A Stock has rights, including dividend rights, substantially identical to the Common Stock, except that the Class A Stock will not be entitled to vote except to the extent provided under Delaware law. Class A Stock is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock and accordingly, 22,792,082 and 37,171,281 shares of Common Stock are reserved for such conversion at August 31, 1998 and 1997, respectively. In 1998, the Company granted 300,000 shares of restricted stock to an executive officer, the value of which is $1,763 (note 11).

Class B Stock (7,500,000 shares authorized): Class B Stock is immediately convertible into Common Stock on a share-for-share basis and accordingly, at August 31, 1998 and 1997, 2,266,606 shares of Common Stock are reserved for such conversion. Class B Stock has greater voting power, in certain circumstances, ten-to-one, in the election of directors but receives a lower dividend, if declared, equal to 90% of the dividend on Common Stock, and has limited transferability. Class B Stock also votes separately, as a class, on certain significant issues.


                                       F15

In August 1998, the Company's Board of Directors authorized a $30,000 stock repurchase plan for the Company's Common and Class A Stock.

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

On September 1, 1996, the Company adopted SFAS 123 "Accounting for Stocks-Based Compensation" and chose to continue the application of APB Opinion 25 and related interpretations in accounting for its stock options issued to employees. Accordingly, the adoption of SFAS 123 did not have a material effect on the Company's consolidated financial statements. Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                  1998        1997
                                               -------------------
Net income attributable to
 common stockholders:           As reported    $ 2,992     $16,344
                                Pro forma        2,553      14,801
Basic earnings per share:       As reported    $  0.07     $  0.42
                                Pro forma         0.06        0.38
Diluted earnings per share:     As reported    $  0.07     $  0.39
                                Pro forma         0.06        0.31

The stock option plan summary and changes during each year are presented below:

                                            1998     1997     1996
                                          ------------------------
Options outstanding beginning of year      5,992    4,852    4,715
Granted                                       21    1,761      752
Canceled                                     (91)     (92)     (30)
Exercised                                 (4,247)    (529)    (585)
                                          -------------------------
Options outstanding at end of year         1,675    5,992    4,852
Options exercisable at end of year         1,655    3,385    3,682
                                          =========================
Exercise price per share                   $2.67    $1.87    $1.69
                                          to 5.75  to 5.50  to 4.87

Options exercisable at August 31, 1998 have an average exercise price of $4.49. The fair value of the stock options granted during 1998, 1997 and 1996 was $1.71, $1.41 and $1.09, respectively. The fair value of each option granted is estimated on the date of granting using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       F16

                                            1998      1997      1996
                                          --------------------------
Expected dividend yield                   $ .085    $ .080    $ .080
Risk free rate                               6.1%      6.1%      6.3%
Expected life in years                         4         4         4
Volatility                                    32%       32%       32%

The following table summarizes information on stock options outstanding at August 31, 1998:

                        Options Outstanding                  Options Exercisable
Exercise         Number       Contractual   Exercise        Number       Exercise
Prices         Outstanding      Life (1)    Price (1)     Exercisable    Price (1)
----------------------------------------------------------------------------------
$2.67-2.93           28             3.6       $2.79               28        $2.79
$3.00-3.53          169             1.9        3.27              169         3.27
$3.60-3.93           33             1.6        3.70               33         3.70
$4.00-4.50          319             3.0        4.49              319         4.49
$4.75-4.87          956             4.5        4.76              956         4.76
$5.13-5.75          170             4.7        5.31              150         4.63
              =========         =======     =======        =========     ========

                  1,675             3.1        4.56            1,655         4.49
              -------------------------------------------------------------------

(1) weighted average

11. Pension Plans and Other Compensation Arrangements

The Company maintains a 401(k) defined contribution plan covering all U.S. employees except union employees at one subsidiary. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $1,328, $1,340 and $1,171 in 1998, 1997 and 1996, respectively. In 1996, the Company terminated its defined benefit pension plan that was curtailed in 1993 with no material gain or loss recognized.

The Company has an agreement with an officer that has a term of ten years from any point in time and provides for salary during the employment period, a disability program, post-retirement benefits and a death benefit in an amount equal to ten times the prior year's compensation, payable by the Company over ten years. The estimated present value of future non-salary benefits payable under the agreement has been determined based upon certain assumptions and is being amortized over the expected remaining years of service to the Company.

The Company has an agreement with another officer that has a term that extends through September 2003. The agreement provides for annual base and incentive compensation, a non-interest bearing uncollateralized loan maturing in September 2004 (note 1), a retirement contribution that vests over the life of the agreement and restricted stock that vests in January 2004 (note 9). The Company is amortizing the retirement contribution and the restricted stock over the life of the agreement.

The Company provides a portion of health care and life insurance benefits for retired employees who elect to participate in the Company's plan. SFAS 106 requires accrual accounting for all post-

                                       F17
retirement benefits other than pension. At August 31, 1998 and 1997, post-retirement benefits were fully accrued with no material change between these dates.

12. Merger

On August 13, 1996 and upon receiving more than a two-thirds majority approval of all Common and Class B Stockholders, the Company merged with NYCOR, a manufacturer of rotary compressors and thermoelectric heating and cooling modules. Consideration consisted of 7,643,000 shares of Preferred Stock with a value of approximately $47,769. The merger was accounted for using the purchase method, with the consideration allocated to the assets acquired based on their estimated fair values as of the merger date. The purchase price plus the fair value of net liabilities assumed was allocated to goodwill, which is being amortized on a straight line basis over 40 years. One share of Fedders Convertible Preferred Stock was issued for each share of NYCOR Common, Class A and Class B Stock.

Purchases from NYCOR at negotiated market prices, amounted to $53,878 in 1996. Certain officers and directors of the Company were also officers and/or directors of NYCOR and had significant stockholdings in both companies.


                                       F18

13.      Supplemental Condensed Consolidating Financial Statements

Fedders North America, Inc. ("FNA") is a wholly owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the senior subordinated notes due 2007 which were issued in August 1997 (the "Offering") (note 5). The Company's guarantee is full, unconditional, and joint and several. The following condensed consolidating financial statements present separate information for FNA and for the Company and its subsidiaries other than FNA and should be read in connection with the consolidated financial statements of the Company. The non-guarantor subsidiaries of the Company are inconsequential individually and in the aggregate, to the consolidated financial statements and management has determined that separate financials of the Guarantor would not be meaningful.

The amounts shown for FNA (presented under the caption "Fedders North America") in the following historical condensed consolidating financial statements include the accounts of Rotorex Company, Inc. ("Rotorex") since August 13, 1996. The amounts presented under the caption "Other Fedders" include the parent and the accounts of NYCOR and its subsidiaries other than Rotorex since August 13, 1996. August 13, 1996 was the date of the merger between Fedders Corporation and NYCOR (note 12). The amounts shown for "Other Fedders" and FNA reflect the elimination of the $20,000, 10% note payable by Rotorex to NYCOR as a contribution to the capital of Rotorex retroactive to August 13, 1996, since this amount was contributed to Rotorex's capital in connection with the Offering. The amounts also present the intercompany receivable by FNA from "Other Fedders" for all periods prior to August 31, 1997 as a reduction of stockholders' equity since the balance in this account was forgiven at the time of completing the Offering.

Certain prior year amounts have been reclassified to conform to current year presentation.


                                       F19

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  Supplemental Condensed Consolidating Financial Statements - (Continued)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Fiscal Year Ended August 31, 1998

                                                         Fedders         Other    Elimination     Fedders
                                                      North America     Fedders     Entries     Corporation
Net sales                                                $289,412      $ 32,709         -          $322,121
Cost of sales                                             226,180        26,171         -           252,351
Selling, general and administrative expense (a)            26,393        13,817         -            40,210
Restructuring charge                                       15,360         1,390         -            16,750
                                                         --------      --------     -------        --------
Operating income (loss)                                    21,479        (8,669)        -            12,810
Minority interest in joint venture                            -             403         -               403
Net interest income (expense) (b)                         (10,354)        1,744         -            (8,610)
                                                         ---------     --------     -------        ---------
Income (loss) before income taxes                          11,125        (6,522)        -             4,603
Income taxes (benefit)                                      3,894        (2,283)        -             1,611
                                                         ---------     ---------    -------        ---------
Net income (loss) attributable to common stockholders    $  7,231      $ (4,239)        -          $  2,992
                                                         =========     =========    =======        =========

Fiscal Year Ended August 31, 1997

                                                         Fedders         Other    Elimination     Fedders
                                                      North America     Fedders     Entries     Corporation
Net sales                                                $271,874      $ 42,226         -          $314,100
Cost of sales                                             206,870        37,154         -           244,024
Selling, general and administrative expense (a)            26,130        12,217         -            38,347
                                                         --------      --------     --------       --------
Operating income (loss)                                    38,874        (7,145)        -            31,729
Minority interest in joint venture                            -             568         -               568
Net interest income (expense)(b)                           (4,341)          911         -            (3,430)
                                                         ---------     ---------    --------       ---------
Income (loss) before income taxes                          34,533        (5,666)        -            28,867
Income taxes (benefit)                                     12,087        (1,984)        -            10,103
                                                         --------      ---------    --------       --------
Net income (loss)                                          22,446        (3,682)        -            18,764
Dividend income (f)                                           -          72,300     $(72,300)           -
Preferred stock dividend requirement                          -           2,420         -             2,420
                                                         --------      ---------    ---------      --------
Net income (loss) attributable to
 common stockholders                                    $  22,446      $ 66,198     $(72,300)      $ 16,344
                                                        =========      =========    =========      ========


Fiscal Year Ended August 31, 1996

                                                         Fedders         Other    Elimination     Fedders
                                                      North America     Fedders     Entries     Corporation
Net sales                                                $356,392      $ 15,380         -          $371,772
Cost of sales                                             276,917        11,827         -           288,744
Selling, general and administrative expense (a)            25,267         6,773         -            32,040
                                                         --------      --------     --------       --------
Operating income (loss)                                    54,208        (3,220)        -            50,988
Minority interest in joint venture                            -             230         -               230
Net interest income (expense)(b)                           (3,941)        2,989         -              (952)
                                                         ---------      -------     --------       ---------
Income (loss) before income taxes                          50,267            (1)        -            50,266
Income taxes (benefit)                                     19,108           -           -            19,108
                                                         --------       --------    --------       --------
Net income (loss)                                          31,159            (1)        -            31,158
Preferred stock dividend requirement                          -             151         -               151
                                                         --------       --------    --------       --------
Net income (loss) attributable to
 common stockholders                                      $31,159      $   (152)        -          $ 31,007
                                                         ========      =========    ========       ========

                                       F20

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13.  Supplemental Condensed Consolidating Financial Statements - (Continued)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                          August 31, 1998
                                      ---------------------------------------------------------
                                        Fedders          Other      Elimination       Fedders
                                      North America     Fedders       Entries       Corporation
ASSETS
Current assets:
 Cash                                    $  6,014      $ 84,972          -           $ 90,986
 Net accounts receivable                   11,328         3,192          -             14,520
 Inventories                               39,335        12,926          -             52,261
 Other current assets                       6,952         3,258          -             10,210
                                          -------      --------                      --------
Total current assets                       63,629       104,348          -            167,977
Investments in subsidiaries                   -         104,306     $(104,306)            -
Property, plant and equipment, net         45,446        10,872          -             56,318
Goodwill                                   48,873         6,286          -             55,159
Other long-term assets                      7,460        17,715          -             25,175
                                          -------      --------     ----------        -------

                                         $165,408      $243,527     $(104,306)       $304,629
                                         ====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt       $  2,060      $      5          -           $  2,065
 Accounts and income taxes payable         38,773         1,402          -             40,175
 Accrued expenses                          28,571         3,530          -             32,101
                                          -------       -------                     ---------
Total current liabilities                  69,404         4,937          -             74,341

Net due to (from) affiliates              (40,891)       40,891          -                -
Long-term debt                            105,334         3,614          -            108,948
Other long-term liabilities                 3,391        13,157          -             16,548

Stockholders' equity:
 Preferred Stock                              -             -            -                -
 Common, Class A and Class B Stock              5        38,620     $      (5)         38,620
 Paid-in capital (f)                       21,292       183,546      (173,219)         31,619
 Retained earnings (deficit) (f)            7,231       (39,653)       68,918          36,496
 Deferred compensation                        -          (1,513)          -            (1,513)
 Cumulative translation adjustment           (358)          (72)          -              (430)
                                         ---------     ---------    ----------        --------
Total stockholders' equity                 28,170       180,928      (104,306)        104,792
                                         --------      --------     ----------        --------

                                         $165,408      $243,527     $(104,306)       $304,629
                                         =====================================================

                                       F21

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13.  Supplemental Condensed Consolidating Financial Statements - (Continued)

                                               CONDENSED CONSOLIDATING BALANCE SHEETS

                                                          August 31, 1997
                                      ---------------------------------------------------------
                                         Fedders         Other      Elimination       Fedders
                                      North America     Fedders       Entries       Corporation
ASSETS
Current assets:
 Cash                                         -        $110,393          -           $110,393
 Net accounts receivable                 $  5,461         3,599          -              9,060
 Inventories                               50,303        12,584          -             62,887
 Other current assets                         584        12,403          -             12,987
                                          -------      --------                      --------
Total current assets                       56,348       138,979          -            195,327
Investments in subsidiaries                   -         104,306     $(104,306)            -
Net property, plant and equipment          51,466        12,528          -             63,994
Goodwill                                   50,284         6,574          -             56,858
Other long-term assets                      7,794         5,041          -             12,835
                                          -------      --------     ----------        -------

                                         $165,892      $267,428     $(104,306)       $329,014
                                         ====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt       $  1,870      $     21          -           $  1,891
 Accounts and income taxes payable         20,747          (129)         -             20,618
 Accrued expenses                          22,752         8,330          -             31,082
                                          -------       -------                     ---------
Total current liabilities                  45,369         8,222          -             53,591
Net due to (from) affiliate               (10,758)       10,758          -                -
Long-term debt                            107,346         6,143          -            113,489
Other long-term liabilities                 2,780        13,467          -             16,247

Stockholders' equity:
 Preferred Stock                              -           6,809          -              6,809
 Common, Class A and Class B Stock              5        41,331            (5)         41,331
 Paid-in capital (f)                       21,292       237,629     $(173,219)         85,702
 Retained earnings (deficit) (f)              -         (31,894)       68,918          37,024
 Treasury Stock                               -         (25,041)          -           (25,041)
 Cumulative translation adjustments          (142)            4           -              (138)
                                         --------      --------     ----------        --------
Total stockholders' equity                 21,155       228,838      (104,306)        145,687
                                         --------      --------     ----------       --------

                                         $165,892      $267,428     $(104,306)       $329,014
                                         =====================================================

                                       F22

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13.  Supplemental Condensed Consolidating Financial Statements - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Fiscal Year Ended August 31, 1998

                                          Fedders North America     Other Fedders     Fedders Corp
Net cash provided by (used in) operations        $ 43,320           $ (4,496)          $ 38,824
                                                 --------           ---------          ---------
Net additions to property, plant and
 equipment, being cash used in investing
 activities                                        (5,351)            (4,646)            (9,997)
                                                 ---------          ---------           --------
Net repayments of short and long-term
 borrowings                                        (1,822)            (2,598)            (4,420)
Cash dividends                                        -               (3,520)            (3,520)
Proceeds from stock options exercised                 -                5,289              5,289
Tax benefit related to stock options exercised        -                3,825              3,825
Repurchase of capital stock                           -              (49,408)           (49,408)
Change in net due to (from) affiliate             (30,133)            30,133                -
                                                 ---------          --------            --------
Net cash used in financing activities             (31,955)           (16,279)           (48,234)
                                                 ---------          ---------           --------
Net increase (decrease) in cash and
 cash equivalents                                   6,014            (25,421)           (19,407)
Cash and cash equivalents at beginning of year        -              110,393            110,393
                                                 ---------          ---------           --------
Cash and cash equivalents at end of year         $  6,014           $ 84,972           $ 90,986
                                                 ===============================================

Fiscal Year Ended August 31, 1997
Net cash provided by (used in) operations        $ 12,694           $(21,999)           $ (9,305)
                                                 --------           ---------           ---------
Net additions to property, plant and
 equipment, being cash used in investing
 activities                                        (6,750)            (2,058)             (8,808)
                                                 ---------          ---------           ---------
Net repayments of short and long-term borrowings   (1,716)              (276)             (1,992)
Cash dividends                                        -               (5,605)             (5,605)
Proceeds from stock options exercised                 -                1,727               1,727
Tax benefit related to stock options exercised        -                  479                 479
Proceeds from bond offering                        96,025                -                96,025
Redemption of 8 1/2%
  convertible subordinated debentures                 -              (22,806)            (22,806)
Repurchase of capital stock                           -              (29,449)            (29,449)
Other                                                 -                 (168)               (168)
Intercompany dividend                             (72,300)            72,300                 -
Change in net due to (from) affiliate             (27,953)            27,953                 -
                                                 ---------          --------             --------
Net cash (used in) provided by financing
 activities                                        (5,944)            44,155              38,211
                                                 ---------          ---------            --------
Net increase in cash and cash equivalents             -               20,098              20,098
Cash and cash equivalents at beginning of year        -               90,295              90,295
                                                 ---------          ---------            --------
Cash and cash equivalents at end of year              -             $110,393            $110,393
                                                 ================================================

Fiscal Year Ended August 31, 1996
Net cash provided by operations                  $ 36,073           $  4,762            $ 40,835
                                                 --------           ---------           ---------
Net additions to property, plant and
 equipment, being cash used in investing
 activities                                        (4,448)            (2,060)             (6,508)
                                                 ---------          ---------           ---------
Net repayments of short and long-term borrowings     (398)              (394)               (792)
Cash dividends                                        -               (3,252)             (3,252)
Proceeds from stock options exercised                 -                1,868               1,868
Tax benefit related to stock options exercised        -                  437                 437
Change in net due to (from) affiliate             (31,227)            31,227                 -
                                                 ---------          ---------            --------
Net cash (used in) provided by financing
 activities                                       (31,625)            29,886              (1,739)
                                                 ---------          ---------            --------
Net increase in cash and cash equivalents             -               32,588              32,588
Cash and cash equivalents at beginning of year        -               57,707              57,707
                                                 ---------          ---------            --------
Cash and cash equivalents at end of year              -             $ 90,295            $ 90,295
                                                 ================================================


                                       F23

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13.  Supplemental Condensed Consolidating Financial Statements -
(Continued)

INTERCOMPANY TRANSACTIONS

The historical condensed consolidating financial statements presented above include the following transactions between FNA and the Company:

a) The Company charges corporate overhead to FNA essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to $9,383, $9,747 and $10,247 for the years ended August 31, 1998, 1997 and 1996, respectively.

b) In 1998, FNA's interest expense reflects actual interest charges on the 9 3/8% Senior Subordinated Notes due 2007, the State of Illinois Promissory Note and capital lease obligations. In 1997 and 1996, the Company allocated interest expense to FNA based upon the level of FNA's working capital at the prime rate of interest. Such interest charges amounted to $3,953 and $2,751 for the years ended August 31, 1997 and 1996, respectively.

c) FNA's depreciation and amortization for the years ended August 31, 1998, 1997 and 1996 amounted to $7,500, $7,847 and $6,071, respectively. Capital expenditures of FNA for the same periods amounted to $8,083, $7,131 and $4,983, respectively.

d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

e) The Company's stock option plans include FNA's employees.

f) In connection with the completion of the offering on August 13, 1997, FNA declared a dividend of $72,300 to the Company. In addition, the intercompany receivable from Fedders Corporation on August 13, 1997 of $152,097 was forgiven and has been reflected as an adjustment to stockholders equity of both companies in the accompanying condensed consolidating balance sheets.


                                       F24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FEDDERS CORPORATION


We have audited the accompanying consolidated balance sheets of Fedders Corporation as of August 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fedders Corporation as of August 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Woodbridge, New Jersey
October 19, 1998


                                       F25

FEDDERS CORPORATION
VALUATION & QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II
For The Years Ended
August 31, 1998, 1997 and 1996
(Amounts in thousands)

                                   Balance        Additions                              Balance
                                   at beginning   charged to                             at end
Allowance for Doubtful Accounts:   of period      expense      Deductions     Other      of period
                                  ----------------------------------------------------------------
Year ended:  August 31, 1998      $   1,834      $   1,812     $   1,614        -       $   2,032
                                  ===============================================================


             August 31, 1997      $   1,952      $    (116)    $       2        -       $   1,834
                                  ===============================================================


             August 31, 1996      $     872      $     580           -        $ 500(1)  $   1,952
                                  ===============================================================

(1) Includes $500 related to joint venture (see note 12 of the Notes to Consolidated Financial Statements)


                                       S1

                                EXHIBIT INDEX
                                -------------

(3) (i) Restated Certificate of Incorporation of the Company dated November 18, 1997 filed as Exhibit (3)(i) to the Company's Annual Report on Form 10-K for 1997 and incorporated herein by reference.

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

   (x) Employment Agreement between the Company and Sal Giordano, Jr. effective October 1, 1997, filed as Exhibit 10 to the Company's Quarterly Report on From 10-Q for the quarter ended November 30, 1997 and incorporated herein by reference.

(21)  Subsidiaries.

(23)  Consents of BDO Seidman, LLP.

(27)  Financial data schedule.