Form 10-Q
period 1998-11-30
FEDDERS CORP /DE
filed 1999-01-14
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended November 30, 1998 or

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


                     Yes  X        No


As of December 31, 1998, the registrant has outstanding 16,379,459 shares of Common Stock, 18,124,773 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock) and 2,266,606 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis).

FEDDERS CORPORATION


INDEX

                                                            Page
                                                            Number
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                         3
Consolidated Balance Sheets                                 4-5
Consolidated Statements of Cash Flows                         6
Notes to Consolidated Financial Statements                  7-14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      15 - 17

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                        17


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   18

SIGNATURE                                                   19


PART I FINANCIAL INFORMATION
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

                                 Three months ended November 30,
                                  1998              1997

Net sales                        $ 25,702          $ 25,491
Costs and expenses:
 Cost of sales                     19,110            20,758
 Selling, general and
  administrative expenses           8,970             9,035

                                   28,080            29,793

Operating loss                     (2,378)           (4,302)
Partners' net interest in
 joint venture results                (99)               95
Net interest expense               (2,027)           (1,836)

Loss before income taxes           (4,504)           (6,043)

Federal, state and foreign
 income tax benefit                (1,569)           (2,112)
Net Loss                         $ (2,935)         $ (3,931)


Net loss per share               $  (0.08)         $  (0.09)



Dividends per share declared:
 Common Stock                    $  0.0250          $ 0.0200
 Class A Stock                      0.0250            0.0200
 Class B Stock                      0.0225            0.0180



See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

                                    November 30,  August 31, November 30,
                                       1998         1998         1997
ASSETS:
Current assets:
 Cash                               $ 39,985      $ 90,986     $ 55,609

 Accounts receivable (less
  allowance of $2,055,$2,032 and
  $1,189 at November 30, 1998,
  August 31, 1998 and
  November 30, 1997, respectively)    15,186        14,520       14,241

Inventories:
 Finished goods                       43,637        25,553       49,762
 Work in process                       5,120         4,132        5,147
 Raw materials and supplies           35,339        22,576       29,668
                                      84,096        52,261       84,577

Deferred income taxes                  5,902         5,902        4,070
Prepaid expenses                       3,601         4,308        8,201

    Total current assets             148,770       167,977      166,698

Property, plant and equipment at cost:
  Land and improvements                2,994         2,994        3,701
  Buildings                           22,387        22,326       23,516
  Machinery and equipment             81,018        79,454       87,677
  Machinery and equipment under
   capital lease                       8,647         8,647        8,945
                                     115,046       113,421      123,839

  Less accumulated depreciation       58,119        57,103       60,750
                                      56,927        56,318       63,089

Deferred income taxes                  8,838         8,838        6,374
Goodwill                              54,733        55,159       56,432
Other assets                          15,749        16,337        6,580

                                    $285,017      $304,629     $299,173


See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

                                      November 30,  August 31,  November 30,
                                         1998          1998        1997
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Current portion of long-term debt    $  1,941       $  2,065    $  1,926
 Accounts payable                       24,424         25,769      14,984
 Income taxes payable                   12,387         14,406      10,875
 Accrued expenses                       26,506         32,101      18,391
     Total current liabilities          65,258         74,341      46,176
Long-term debt                         108,109        108,948     111,112
Other long-term liabilities             10,947         11,911      11,118
Minority interest in joint venture       4,415          4,637       4,945
Commitments and contingencies
Stockholders' equity:
 (all classes $1 par value)
 Common Stock, 80,000 shares
  authorized, 16,766, 16,972,
  and 18,840, issued at November
  30, 1998, August 31, 1998 and
  November 30, 1997, respectively       16,766         16,972      18,840
 Class A Stock, 60,000 shares authorized,
  19,385, 19,381, and 28,242, issued at
  November 30, 1998, August 31,
  1997 and November 30, 1997,
  respectively                          19,385         19,381      28,242
 Class B Stock, 7,500 shares
  authorized, 2,267 issued at
  November 30, 1998, August 31, 1998
  and November 30, 1997, respectively    2,267          2,267       2,267
 Additional paid-in capital             30,808         31,619      87,684
 Retained earnings                      32,625         36,496      32,219
 Cumulative translation adjustment        (580)          (430)       (190)
                                       101,271        106,305     169,062
 Less:
  Treasury stock, at cost,
   728 and 7,447 shares
   at November 30, 1998 and
   November 30,1997                     (3,542)           -       (43,240)
   Deferred compensation                (1,441)         (1,513)      -

     Total stockholders' equity         96,288         104,792    125,822

                                      $285,017        $304,629    $299,173

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

                                              Three months ended November 30,
                                                  1998          1997
Cash flows from operations:
 Net loss                                    	 	  $ (2,935)     $(3,931)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                     2,389        2,288

   Changes in operating assets and liabilities:
    Accounts receivable                               (666)       (5,181)
    Inventories                                    (31,835)      (21,690)
    Other current assets                               707           716
    Other assets                                       107          (119)
    Accounts payable                                (1,345)        4,393
    Income taxes payable                            (2,019)          848
    Accrued expenses                                (5,845)      (12,701)
    Other long-term liabilities                       (716)          (89)
    Other                                              (76)          (52)
Net cash used in operations        	               (42,234)      (35,518)

Cash flows from investing activities:
 Additions to property, plant and equipment         (2,572)       (1,967)
 Disposals of property, plant and equipment           -            1,032
 Partners' net interest in joint venture results      (222)          (95)
Net cash used in investing activities               (2,794)       (1,030)

Cash flows from financing activities:
 Repayments of long-term debt                         (482)       (2,354)
 Proceeds from stock options exercised                  17            73
 Repurchase of capital stock                        (4,572)      (15,081)
 Cash dividends                                       (936)         (874)
Net cash used in financing activities               (5,973)      (18,236)

Net decrease in cash and cash equivalents          (51,001)      (54,784)
Cash and cash equivalents at beginning of period    90,986       110,393
Cash and cash equivalents at end of period        $ 39,985      $ 55,609

Supplemental disclosure:
 Interest paid                                    $    188      $    466
 Net income tax paid (refunded)                        542        (3,121)

Non-cash investing and financing activities:
 Exchange of 6,754 shares of Preferred Stock
 for Class A Stock on a 1 for 1.022 basis         $     -       $  6,904

See accompanying notes

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustment's which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders' Corporation (the Company) Annual Report on Form 10-K for the fiscal year ended August 31, 1998. The Company's business is seasonal, and consequently, operating results for the three-month period ending November 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999. Certain prior year amounts have been re-classified to conform with the current year presentation.

B In July 1997, the Company announced that it had been authorized to repurchase up to $50 million of outstanding stock. Under this plan, in the first quarter of fiscal 1998, the Company purchased approximately 2.3 million shares of Common, Class A, and Preferred Stock for $13.4 million or $5.83 per share. Total repurchases under this plan amounted to approximately 1.9 million shares of Common Stock for $11.5 million or $5.99 per share, 5.8 million shares of Class A Stock for $33.9 million or $5.90 per share and .8 million shares of Preferred Stock for $4.7 million or $6.25 per share. Repurchases under this plan were complete by August 1998.

In August 1998, the Company announced that it had been authorized to repurchase up to an additional $30 million of outstanding stock. Under this plan, in the first quarter of fiscal 1999, the Company repurchased approximately .2 million shares of Common Stock for $1.0 million, or $4.99 per share, and approximately
 .7 million shares of Class A Stock for $3.5 million, or $4.87 per share.

C. Net loss per share was computed using the weighted average number of Common, Class A and Class B shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 128 EARNINGS PER SHARE. The weighted average number of shares used in the calculation for both basic and diluted net loss per share at November 30, 1998 and 1997 was 37,689,000 and 41,797,000 shares, respectively. Due to the net loss for the periods ended November 30, 1998 and 1997, stock options are excluded from the calculation of net loss per share.

D. In January 1998, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time expense totaling $16.8 million in the second fiscal quarter of 1998. At November 30, 1998, the restructuring reserve balance was approximately $4.2 million and consisted principally of amounts for termination of various equipment and facility leases.

E. The Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME, on September 1, 1998. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income of the Company is as follows:

                                          Quarter Ended November 30,
                                          1998           1997

Net loss                                  $ (2,935)      $ (3,931)

Other comprehensive loss,
 net of tax
  Foreign currency translation
   adjustment                                  (98)           (34)
 Comprehensive loss                       $ (3,033)      $ (3,965)


F. The Company adopted SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement supersedes SFAS 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE and establishes standards for the way that public companies report information about operating segments and standards for disclosures regarding products and services, geographic areas and major customers. As permitted by SFAS 131, the Company will not apply this Statement to interim periods in the initial year of adoption. Results of operations and financial position will be unaffected by implementation of this standard.

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS 132 EMPLOYERS DISCLOSURES ABOUT PENSIONS AND OTHER POST RETIREMENT BENEFITS an Amendment of SFAS 87, 88 and 106, which revises disclosure about pension and other post retirement benefits. The Statement is effective for the Company's financial statements for the fiscal year ending August 31, 1999. The Company does not expect this Statement to have a material impact on the Company's financial statements.

In June 1998, the FASB issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement is effective for fiscal years beginning after June 15, 1999. The Company does not expect this Statement to have a material impact on the Company's financial statements.

G. In August 1997, Fedders North America, Inc. (FNA), a subsidiary of the Company, issued $100 million principal amount of 9 3/8% Senior Subordinated Notes due in 2007. The Notes are guaranteed by the Company on a senior subordinated basis. The following condensed consolidating financial statements present separate information for FNA and the Company and its subsidiaries, other than FNA. The non-guarantor subsidiaries of the Company are inconsequential, individually and in the aggregate, to the consolidated financial statments and management has determined that separate financial statements of the Company would not be meaningful.

G. Continued
(Amounts in thousands) (unaudited)

Condensed Consolidating Statements of Operations

                                       For the Three Months Ended
                                            November 30, 1998

                                    Fedders         Other      Fedders
                                    North America   Fedders    Corporation
Net sales                           $ 18,178        $  7,524   $ 25,702
Cost of sales                         13,039           6,071     19,110
Selling, general and
 administrative expenses (1)           3,500           5,470      8,970
Operating income (loss)                1,639          (4,017)    (2,378)
Partners' net interest in
 joint venture results                  -                (99)       (99)
Net interest income (expense) (2)     (2,590)            563     (2,027)
Loss before income taxes                (951)         (3,553)    (4,504)
Income tax benefit                      (332)         (1,237)    (1,569)
Net loss                            $   (619)       $ (2,316)  $ (2,935)


                                       For the Three Months Ended
                                            November 30, 1997

                                    Fedders         Other      Fedders
                                    North America   Fedders    Corporation
Net sales                           $ 17,664        $  7,827   $ 25,491
Cost of sales                         15,265           5,493     20,758
Selling, general and
 administrative expenses (1)           6,345           2,690      9,035
Operating loss                        (3,946)           (356)    (4,302)
Partners' net interest in
 joint venture results                  -                 95         95
Net interest income (expense) (2)     (3,229)          1,393     (1,836)
Income (loss) before income taxes     (7,175)          1,132     (6,043)
Income taxes (benefit)                (2,511)            399     (2,112)
Net income (loss)                   $ (4,664)       $    733   $ (3,931)




See accompanying notes

G. Continued
(Amounts in thousands)
(unaudited)

Condensed Consolidating Balance Sheets


                                             November 30, 1998

                                Fedders       Other    Eliminating    Fedders
                             North America   Fedders     Entries    Corporation
ASSETS
Current assets
 Cash                        $    -          $ 39,985  $            $ 39,985
 Accounts receivable, net        9,923          5,263                 15,186
 Inventories                    70,137         13,959                 84,096
 Other current assets            6,481          3,022                  9,503
Total current assets            86,541         62,229         -      148,770
Investments in subsidiaries       -           104,306     (104,306)      -
Property, plant and equipment,
 net                            46,318         10,609                 56,927
Goodwill                        48,519          6,214                 54,733
Other long-term assets           7,315         17,272                 24,587
                             $ 188,693       $200,630  $  (104,306) $285,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term
  debt                       $   1,936       $      5  $            $  1,941
 Accounts and income taxes
  payable                       37,482           (671)                36,811
 Accrued expenses               22,817          3,689                 26,506
Total current liabilities       62,235          3,023         -       65,258

Net due to (from) affiliate     (8,895)         8,895                    -
Long-term debt                 104,976          3,133                108,109
Other long-term liabilities      2,999         12,363                 15,362

Stockholders' equity:
 Common, Class A and
  Class B Stock                      5         38,418           (5)   38,418
 Paid-in capital                21,292        182,735     (173,219)   30,808
 Retained earnings (deficit)     6,609        (42,902)      68,918    32,625
 Treasury stock                   -            (3,542)                (3,542)
 Deferred compensation            -            (1,441)                (1,441)
 Cumulative translation
  adjustment                     (528)           (52)                   (580)
 Total stockholders' equity    27,378        173,216     (104,306)    96,288
                            $ 188,693       $200,630   $ (104,306)  $285,017

See accompanying notes

G. Continued
(Amounts in thousands) (unaudited)

Condensed Consolidating Balance Sheets


                                                August 31,1998

                              Fedders        Other    Eliminating    Fedders
                            North America   Fedders     Entries    Corporation
ASSETS
Current assets
 Cash                       $    -          $  90,986 $            $  90,986
 Accounts receivable, net       11,328          3,192                 14,520
 Inventories                    39,335         12,926                 52,261
 Other current assets            6,952          3,258                 10,210
Total current assets            57,615        110,362       -        167,977
Investments in subsidiaries       -           104,306   (104,306)        -
Property, plant and equipment,
 net                            45,446         10,872                 56,318
Goodwill                        48,873          6,286                 55,159
Other long-term assets           7,460         17,715                 25,175
                            $  159,394      $ 249,541 $ (104,306)  $ 304,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term
  debt                      $    2,060      $       5 $            $   2,065
 Accounts and income taxes
  payable                       38,773          1,402                 40,175
 Accrued expenses               28,571          3,530                 32,101
Total current liabilities       69,404          4,937       -         74,341

Net due to (from) affiliate    (46,905)        46,905                    -
Long-term debt                 105,334          3,614                108,948
Other long-term liabilities      3,391         13,157                 16,548

Stockholders' equity:
 Common, Class A and
  Class B Stock                      5         38,620         (5)     38,620
 Paid-in capital                21,292        183,546   (173,219)     31,619
 Retained earnings (deficit)     7,231        (39,653)    68,918      36,496
 Deferred compensation            -            (1,513)                (1,513)
 Cumulative translation
  adjustment                      (358)           (72)                  (430)
 Total stockholders' equity     28,170        180,928   (104,306)    104,792
                            $  159,394      $ 249,541 $ (104,306)  $ 304,629

See accompanying notes

G. Continued
(Amounts in thousands) (unaudited)

Condensed Consolidating Balance Sheets

                                             November 30, 1997

                               Fedders       Other    Eliminating    Fedders
                             North America  Fedders    Entries    Corporation
ASSETS
Current assets
 Cash                        $   -          $  55,609 $           $   55,609
 Accounts receivable, net       11,180          3,061                 14,241
 Inventories                    70,676         13,901                 84,577
 Other current assets              926         11,345                 12,271
Total current assets            82,782         83,916         -      166,698
Investments in subsidiaries       -           104,306    (104,306)       -
Property, plant and equipment,
 net                            51,588         11,501                 63,089
Goodwill                        49,930          6,502                 56,432
Other long-term assets           3,646          9,308                 12,954
                             $ 187,946      $ 215,533  $ (104,306)$  299,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term
  debt                       $   1,907      $      19  $          $    1,926
 Accounts and income taxes
  payable                       20,981          4,878                 25,859
 Accrued expenses               15,036          3,355                 18,391
Total current liabilities       37,924          8,252        -        46,176

Net due to (from) affiliate     23,820        (23,820)                   -
Long-term debt                 106,895          4,217                111,112
Other long-term liabilities      2,832         13,231                 16,063

Stockholders' equity:
 Common, Class A and
  Class B Stock                      5         49,349         (5)    49,349
 Paid-in capital                21,292        239,611   (173,219)    87,684
 Retained earnings (deficit)    (4,664)       (32,035)    68,918     32,219
 Treasury stock                   -           (43,240)              (43,240)
 Cumulative translation
  adjustment                      (158)           (32)                 (190)
 Total stockholders' equity     16,475        213,653   (104,306)   125,822
                             $ 187,946      $ 215,533 $ (104,306)$  299,173


See accompanying notes

E. Continued
(Amounts in thousands) (unaudited)

Condensed Consolidating Statements of Cash Flows

                                               For the Three Months Ended
                                                    November 30, 1998
                                       Fedders        Other           Fedders
                                    North America    Fedders       Corporation
Net cash used in operations         $  (35,246)      $   (6,988)   $  (42,234)
Net additions of property,
 plant, and equipment, being
 cash used in investing activities      (2,282)            (512)       (2,794)
Net repayments of short and long-
 term borrowings                          (482)             -            (482)
Cash dividends                             -               (936)         (936)
Proceeds from stock options
 exercised                                 -                 17            17
Repurchase of capital stock                -             (4,572)       (4,572)
Change in net due to (from)
 affiliate                              38,010          (38,010)          -
Net cash provided by (used in)
 financing activities                   37,528          (43,501)       (5,973)
Net decrease in cash and cash
 equivalents                               -            (51,001)      (51,001)
Cash and cash equivalents at
 beginning of year                         -             90,986        90,986
Cash and cash equivalents at
 end of period                     $       -         $   39,985    $   39,985


                                                For the Three Months Ended
                                                    November 30, 1997
                                        Fedders         Other         Fedders
                                      North America    Fedders      Corporation
Net cash used in operations           $  (32,987)      $ (2,531)    $ (35,518)
Net additions (disposals) of property,
 plant, and equipment, being
 cash used in investing activities        (1,177)           147        (1,030)
Net repayments of short and long-
 term borrowings                            (414)        (1,940)       (2,354)
Cash dividends                              -              (874)         (874)
Proceeds from stock options
 exercised                                  -                73            73
Repurchase of capital stock                 -           (15,081)      (15,081)
Change in net due to (from)
 affiliate                                34,578        (34,578)          -
Net cash provided by (used in)
 financing activities                     34,164        (52,400)      (18,236)
Net decrease in cash and cash
 equivalents                                -           (54,784)      (54,784)
Cash and cash equivalents at
 beginning of year                          -           110,393       110,393
Cash and cash equivalents at
 end of period                       $      -         $  55,609     $  55,609



See accompanying notes

G. Continued
(Amounts in thousands) (unaudited)


Intercompany transactions

    The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA.

1) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $1.6 million and $2.8 million for the three months ended November 30, 1998 and 1997, respectively.

2) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, a promissory note and capital lease obligations.

3) FNA's depreciation and amortization for the three months ended November 30, 1998 and 1997 amounted to approximately $1.9 million and $1.6 million, respectively. Capital expenditures of FNA for the same periods amounted to $2.3 million and $1.2 million, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Fiscal First Quarter

Results of Operations

            	    Operating Results as Percent of Net Sales


                               1999         1998
Gross profit                   25.6%        18.6%
Selling, general and
 administrative expenses       34.9%        35.4%
Operating loss                 (9.3%)      (16.9%)
Interest expense               (7.9%)       (7.2%)
Pre-tax loss                   (17.5%)     (23.7%)

Net sales in the seasonally low-volume first quarter of fiscal 1999 of $25.7 million increased approximately 1% from sales of $25.5 million in the first quarter of 1998.

The gross profit margin increased in the first quarter of 1999 due primarily to changes in customer and product mix.

Selling, general and administrative expenses were $9.0 million in each period. These expenses decreased as a percentage of net sales from the prior year as a result of the sales increase.

Net interest expense increased in the first fiscal quarter due to a decrease in interest income in the current year period. This decrease is attributable to a lower cash balance in the current year than in the prior year due mainly to repurchases of capital stock under the previously announced stock repurchase plans.

The net loss for the normally unprofitable off-season first quarter of fiscal 1999 was $2.9 million, or 8 cents per share, compared to a net loss in fiscal 1998 of $3.9 million, or 9 cents per share.

Liquidity and Capital Resources

Working Capital - The working capital requirements of the Company are seasonal with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $40.0 million at November 30,1998, compared to $55.6 million a year earlier. The decrease was mainly due to repurchases of capital stock under the Company's $50 million and $30 million stock repurchase plans. Cash included $4.0 million and $2.4 million at Fedders Xinle, the Company's Chinese joint venture, at November 30, 1998 and 1997, respectively.

Net cash used in operations for the three-months ended November 30, 1998 amounted to $42.2 million. During the seasonally slow first fiscal quarter, the Company utilized cash to produce compressors and finished goods. Inventories increased to $84.1 million at November 30, 1998 from $52.3 million at year end, while decreasing from $84.6 million a year earlier. Finished goods decreased by $6.1 million from the prior year-end due to warmer than normal weather in the domestic southern market in fiscal 1998 resulting in lower invnetory levels entering fiscal 1999 than in the previous year's period. Work-in-process and raw materials increased by $5.6 million as the Company adjusted production. Accounts receivable increased to $15.2 million from $14.2 million in the prior year.

Net cash used in investing activities consisted primarily of capital expenditures of $2.6 million in the first three months of fiscal 1999.

Net cash used in financing activities amounted to $6.0 million, primarily due to $4.6 million of stock repurchases under the previously announced stock repurchase plan of up to $30 million. At November 30, 1998 and 1977, the Company had no short-term borrowings.

The Company declared quarterly dividends of 2.50 cents and 2.00 cents on each share of outstanding Class A and Common Stock and 2.25 cents and 1.80 cents on each share of outstanding Class B Stock in the first quarter of fiscal 1999 and 1998, respectively,

Strategic Business Plan - At August 31, 1996, the Company had approximately 48.4 million shares of Preferred, Common, Class A and Class B Stock outstanding at a weighted average closing price of $5.55. Since August 1996, the Company has taken several strategic actions to improve its capital structure, operating performance and increase shareholder value. A chronology of the major actions are listed below.

In August 1997, a subsidiary of the Company issued $100 million principle amount of 9 3/8% Senior Subordinated Notes (the Notes) (Note G). A portion of the proceeds of the Notes ($72.3 million) was received by the Company as a dividend from the subsidiary and used to satisfy the Company's obligation on its 8 1/2% Convertible Subordinated Debentures, repurchases of the Company's capital stock (discussed below) and for general operating purposes.

Three stock repurchase plans have been announced totaling $105 million ($25 million in September 1996, $50 million in July 1997 and $30 million in August of 1998). Under these plans approximately $80 million of capital stock have been repurchased to date totaling 13.7 million shares at an average price of $5.83 per share.

In January 1998, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time expense totaling $16.8 million. The restructuring plan and its timing were designed to proactively enhance the Company's competitiveness in global markets and further position it to take full advantage of opportunities in the global room air conditioner market. The restructuring did not result in factory closings. However, it did involve shifting some additional production from North America to China and increasing component outsourcing.

At December 31, 1998 the Company had approximately 36.8 million shares of Common, Class A and Class B Stock outstanding at a weighted average closing price of $5.54.

Year 2000 - The inventory and assessment phases of the Company's Year 2000 plan are materially complete with respect to internal information technology (IT) and non-IT systems, such as embedded technology and micro controllers. Testing and resolution phases of the plan are scheduled to be complete in the 1999 third fiscal quarter, which ends May 31. The Company has material third-party relationships with customers and suppliers that would have a material effect on its business if the customer or supplier were to have significant Year 2000 issues. Assessment of these relationships, in part through on-site audits, is ongoing and contingency plans are being developed to minimize the effect of any such issues. Contingency planning includes the use of alternate suppliers, which the Company has in place for all significant components. The Company's plan is to be Year 2000 compliant in the third fiscal quarter of 1999. The National Retail Federation has listed the Company as being a Year 2000 EDI vendor.

Many of the Company's IT systems are already compliant. Non-compliant IT systems are being replaced in the normal course of business and are not a cost of Year 2000. Related costs are being expensed as incurred and in the first quarter of fiscal 1999 were immaterial to the Company's operating results and are not expected to have a material impact on its future earnings or cash flow.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.


Forward looking statements are made within the SAFE-HARBOR clause of the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations and assumptions. Actual results could differ materially from those currently anticipated as a result of known and unknown risks and uncertainties including, but not limited to, weather and economic, political, market and industry conditions. Such factors are described in the Company's
SEC filings, including its most recently filed anual report on Form 10-K. The Company disclaims any obligation to update any forward-looking statemnts to incorporate subsequent events.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          None

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


Exhibits


27    Financial Data Schedule (EDGAR filing only)

Reports on Form 8-K

None

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FEDDERS CORPORATION



                                    By<S/Thomas A, Kroll
                                       Thomas A. Kroll
                                       Corporate Controller





Date: January 14, 1999             Signing in his capacity as
                                   Corporate Controller and on behalf
                                   of the Registrant.