Form 10-Q/A
period 1997-11-30
FEDDERS CORP /DE
filed 1999-02-16
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10 - Q/A1

Amendment No. 1 to

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended November 30, 1997 or

( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from___________ to ________________

Commission file number       1-8831

                         Fedders Corporation
(Exact name of registrant as specified in its charter)

Delaware                         22-2572390
(State of incorporation)       (I.R.S. Employer Identification Number)


505 Martinsville Road, Liberty Corner, NJ          07938
(Address of principle executive offices)           (Zip Code)

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

                   Yes   x        No

As of December 31, 1997, the registrant has outstanding 18,839,698 shares of Common Stock, 21,082,706 shares of Class A Stock (which is immediately convertiable into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock) and 2,266,706 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis).


                           EXPLANATORY NOTE
This Form 10-Q is being filed by Fedders Corporation, a Deleware Corporation (the "Company") as an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1997 to file a material contract as
Exhibit 10

Exhibit (10)

EMPLOYMENT AGREEMENT

between

FEDDERS CORPORATION

and

SAL GIORDANO, JR.


EMPLOYMENT AGREEMENT
THIS EMPLOYMENT AGREEMENT, effective as of the 1st day of October, 1997 by and between FEDDERS CORPORATION, a Delaware corporation having its principal place of business at 505 Martinsville Road, P.O. Box 813, Liberty Corner, New Jersey 07938 (the "Corporation") and SAL GIORDANO, JR., an individual residing at xx xxxxxxxxxxx xxxxxx xxxxxxxxxxxxxxx xx xxxxx (the "Executive"),

WITNESSETH THAT:
WHEREAS, the Corporation has determined that it is in the best interest of the Corporation and its shareholders to continue to employ the Executive;
WHEREAS, the Corporation desires to employ the Executive on the terms and conditions set forth in this Agreement; and WHEREAS, the Executive desires to be employed by the Corporation on the terms and conditions set forth in this Agreement;
NOW, THEREFORE, in consideration of the mutual promises and covenants herein contained, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

ARTICLE 1.  Term and Duties.
Section 1.1.  Term.   The Corporation hereby agrees to employ the Executive,
and the Executive hereby agrees to accept such employment, upon the terms and conditions herein contained. The term of this Agreement shall commence on October 1, 1997 (the "Effective Date") and shall continue until September 30, 2003. Thereafter, this Agreement may be renewed for such term as the parties so agree.
Section 1.1.1. Duties During the term of this Agreement, the Executive shall serve as the Vice Chairman,President and Chief Executive Officer of the Corporation. The Executive shall perform such duties as are reasonable and customary for an individual holding such offices to perform and such other duties as are set forth in the Bylaws of the Company or as may be agreed to from time to time by the Executive.

ARTICLE 2.   Compensation.
Section 2.1.  Basic Compensation.
2.1.1.  During the term of this Agreement, the Corporation shall continue to pay to the Executive an annual base salary (which shall accrue proportionately from day to day) of $579,750 payable in accordance with the Corporation's usual payroll practices with respect to officers of the Corporation. The Executive's base annual salary payable pursuant to this Section 2.1 (including any increases thereof pursuant to Section 2.1(b)) is hereinafter referred to as the Executive's "Basic Compensation."  In the event the Board of Directors of the Corporation requests the Executive to serve as an officer or director of a subsidiary, the Executive shall do so without additional compensation.
2.1.2. The Corporation and the Executive acknowledge that the Board of Directors of the Corporation (or a duly authorized committee of the Board) shall, from time to time, but no less frequently than approximately annually, review the Executive's Basic Compensation and may increase (but in no event decrease) such compensation by such amounts as the Board (or the authorized committee) deems proper. The criteria which the Board (or the authorized committee) may take into consideration in providing for any such increases are the basic compensation payable to the individuals holding like offices of comparable companies, the Executive's ability and performance, the success achieved by the Corporation, the total economic return to the Corporation's shareholders, increases in the cost of living, and such other criteria as the Board (or the authorized committee) may deem relevant.
Section 2.2.  Annual Bonus.   In addition to Basic Compensation, for each
fiscal year ending during the term of this Agreement, the Executive shall be eligible to receive a bonus which shall be no less than 1% of the
Corporation's EBITDA in excess of $1 million for such fiscal year (the "Annual
Bonus").   Each such Annual Bonus shall be paid within a reasonable time after the end of the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.
Section 2.3.  Restricted Stock.
2.3.1. On the Effective Date, or as soon as practicable thereafter, the Corporation shall grant the Executive an award of 300,000 shares of restricted Class A common stock of the Corporation ("Restricted Stock Award"), which shall be subject to the terms and conditions contained in this Section 2.3.
The shares granted under the Restricted Stock Award shall have all the attributes of outstanding shares of the Corporation's Class A common stock, including the right to receive dividends and distributions, except that the certificates for such shares shall be delivered to and held by the Corporation until January 1, 2004. The Executive shall not be permitted to sell, assign, transfer, pledge or otherwise encumber shares granted under the Restricted
Stock Award prior to January 1, 2004. If, prior to the expiration of the term of this Agreement, the Executive terminates his employment with the
Corporation without Good Reason (as defined below), or the Corporation terminates the Executive's employment for Good Cause (as defined below), the Executive shall forfeit the entire Restricted Stock Award. On January 1, 2004, provided the Executive has not forfeited the Restricted Stock Award, the certificates therefor held by the Corporation pursuant to this Section 2.3 shall be delivered to the Executive, and all restrictions on the Executive's ability to sell, assign, transfer, pledge or otherwise encumber such shares shall cease.
2.3.2. Upon the request of the Executive, the Corporation shall use its best efforts to effect the registration of the shares granted to the Executive under the Restricted Stock Award in accordance with the intended method of disposition thereof as quickly as practicable. In connection with any such request, the Corporation shall as expeditiously as possible prepare and file with the Securities and Exchange Commission a registration statement on any form for which the Corporation qualifies or which counsel for the Corporation deems appropriate and which form shall be available for the sale of the shares to be registered thereunder in accordance with the intended method of distribution thereof, and use its best efforts to cause such filed registration statement to become and remain effective for a period of not less than 90 days.
2.3.3. The Corporation shall use its best efforts to obtain any other necessary approvals (including shareholder approval, if required) for the grant of the Restricted Stock Award and/or the sale or transfer by the Executive of the shares granted thereunder.
Section 2.4. Signing Bonus. To induce the Executive into entering this Agreement, and in consideration of his entering into this Agreement, the Corporation will be obligated to pay the Executive a one-time additional bonus of $2,000,000 (the "Signing Bonus"). The payment of the Signing Bonus will be deferred by the Corporation, and during the period of such deferral, the full amount of the Signing Bonus shall be deemed credited with earnings and losses as if the Signing Bonus was credited to the Executive's account under the
Fedders Supplemental Retirement Plan on October 1, 1997.  The Signing Bonus
(and the earnings and losses thereon) shall be deemed to vest in accordance with the following graduated schedule: on October 1st of each year during the term of this Agreement, one-sixth of the Signing Bonus, credited with all earnings and losses accumulated on such portion of the Signing Bonus since October 1, 1997, shall vest. The vested portion of the Signing Bonus
(credited with earnings and losses thereon) shall be paid to the Executive in a manner similar to the distribution provisions under the Fedders Supplemental Retirement Plan, provided that: (i) payment shall commence no later than the first Plan Year (as defined in the Fedders Supplemental Retirement Plan) after the Plan Year during which the Executive attains age 65 (or if the Executive does not terminate Employment until after attaining age 65, the first Plan
Year after the Plan Year during which the Executive terminates employment) and
(ii) the Executive must irrevocably choose with respect to such Signing Bonus, among the available payment options (e.g., lump-sum or installments) under such plan at a date that is not less than 36 months prior to the Date of the Executive's Termination of Employment except for a Termination arising from Death or Disability. The Corporation agrees to pay all Medicare/FICA taxes (including the employee portion) that become due on the vested portion of the Signing Bonus (and any earnings thereon) during the term of this Agreement.
The Corporation further agrees to pay any taxes that the Executive incurs due to the payment required in the preceding sentence.
Section 2.5 Use of Company Airplane. The Corporation maintains and shall maintain throughout the term of this Agreement a company airplane, which shall be made available to the Executive at any time (including, without limitation, weekends, and including, without limitation, travel to and from the
Executive's family residences) that the airplane is not being used or
otherwise required for purposes of Corporation business.   To the extent that
the Executive's use of the company airplane causes him to receive additional income for federal or state income taxation purposes, the Corporation agrees to reimburse the Executive for the amount of such taxes. The Corporation further agrees to pay any such taxes that the Executive incurs due to the payment required in the preceding sentence.
Section 2.6 Housing Expenses. The Executive shall have the option to choose one of the following housing options:
(a) In order for the Executive to purchase, renovate and furnish an additional residence, the Corporation shall, at its own option, provide the
Executive with one of the following financing arrangements:
(i) The Corporation shall guarantee a commercially reasonable real estate loan on behalf of the Executive in an amount not to exceed $4 million for the purpose of financing the Executive's purchase, renovation and furnishing of an additional residence. At its own option and expense, the Corporation may purchase an insurance policy to cover its potential liabilities with respect to such loan, and the Executive shall reasonably cooperate with the Corporation for such purpose. During the term of this Agreement, the Corporation shall pay the Executive compensation equal to the periodic interest payable on such loan obtained by the Executive, as well as any closing costs and real estate taxes attributable to such residence. To the extent that the Corporation's payments pursuant to this Section 2.6(a)(i) cause him to receive additional income for federal or state income taxation purposes, the Corporation agrees to reimburse the Executive for the amount of such taxes. The Corporation further agrees to pay any such taxes that the Executive incurs due to the payment required in the preceding sentence; or
(ii) The Corporation shall provide the Executive with a loan of up to $4 million for the purpose of financing the Executive's purchase, renovation and furnishing of an additional residence. At its own option and expense, the Corporation may purchase an insurance policy to cover its potential liabilities with respect to such loan and the Executive shall reasonably cooperate with the Corporation for such purpose. During the term of this Agreement, the Corporation shall be responsible for all periodic payments on such loan, as well as any closing costs and real estate taxes attributable to the residence purchased by the Executive with such loan. To the extent that the Corporation's payments pursuant to this Section 2.6(a)(ii) cause the Executive to receive additional income for federal or state income taxation purposes, the Corporation agrees to reimburse the Executive for the amount of such taxes. The Corporation further agrees to pay any such taxes that the executive incurs due to the payment required in the preceding sentence; or
(b)  Alternatively, the Corporation shall provide the Executive with housing in New Jersey, which housing shall be furnished and maintained in a manner comparable to the primary residence owned by the Executive on the execution date of this Agreement. The Corporation shall assume all housing expenses, including rental for the house, furnishings and maintenance, for the Executive. The amount of rent for such residence shall not exceed on an annual basis, the annual principal and interest expense which would have derived from a loan described in the preceding paragraph based upon commercially reasonable rates available for similar loans at the time the lease is entered into. To the extent that the Corporation's provision of housing to the Executive causes him to receive additional income for federal or state income taxation purposes, the Corporation agrees to reimburse the Executive for the amount of such taxes. The Corporation further agrees to pay any such taxes that the Executive incurs due to the payment required in the preceding sentence.
(c) If the Executive's employment with the Corporation is not terminated prior to September 30, 2003, and the Executive is still in the employ of the Corporation on such date, the Corporation's obligations pursuant to this
Section 2.6 (including, but not limited to, reimbursement for taxes incurred by the Executive), regardless of which option the Executive chooses, shall continue until September 30, 2004.
Section 2.7 Rights Under Stock Compensation Plans Now in Effect. All stock options heretofore granted to the Executive under any stock compensation or employee benefit plan maintained at any time by the Corporation (collectively, all such plans are herein referred to as the "Stock Compensation Plans") as of the Effective Date of this Agreement shall continue in effect, vesting as therein or otherwise herein provided, and the Executive shall have the right to exercise any vested stock option, whenever granted, until it expires by its terms under the applicable option agreement, regardless of whether the
Executive is employed by the Corporation at the time of such exercise.
Section 2.8  Incentive, Savings and Retirement Plans.   During the term of
this Agreement, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of the Corporation.
Section 2.9  Welfare Benefit Plans.   During the term of this Agreement, the
Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Corporation
(including, without limitation, medical, prescription, dental, disability, salary continuance, employee life (including continuation throughout the term of this Agreement of the life insurance policy maintained on the Executive's life for the benefit of his family as of the date of the execution of this Agreement), group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other executives of the Corporation. The Corporation also shall be required, during the term of this Agreement, to continue its performance obligations under any split dollar life insurance policies maintained with respect to the Executive which are in effect as of the date of the execution of this Agreement.
Section 2.10  Expenses.   During the term of this Agreement, the Executive
shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Corporation as in effect generally with respect to other executives of the Corporation.
Section 2.11   Fringe Benefits.   During the term of this Agreement, the
Executive shall be entitled to fringe benefits, including, but not limited to, tax and financial planning services, payment of club dues and use of an automobile and payment of related expenses, in a manner that shall not be less than in accordance with the most favorable plans, practices, programs and policies of the Corporation as in effect on the date of execution of this Agreement and available to the Executive.
Section 2.12  Office and Support Staff.   During the term of this Agreement,
the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and secretarial and other assistance, at least equal to the most favorable of the foregoing as provided at the
Effective Date with respect to any executive of the Corporation.
Section 2.13  Vacation.   During the term of the Agreement, the Executive
shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Corporation as in effect generally with respect to other executives of the Corporation.
Section 2.14  Total Compensation.   The Executive's "Total Compensation" means
the total of (i) Basic Compensation, including amounts the Executive has electively deferred under an arrangement qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), the Fedders
Supplemental Retirement Plan, or any cafeteria plan under Section 125 of the Code or otherwise, plus (ii) an amount equal to the aggregate cash amounts paid to the Executive as bonuses over the three most recent fiscal years of the Corporation divided by three.

ARTICLE 3.    Termination of Employment.
Section 3.1.  Events of Termination.
3.1.1  Death.  The Executives's employment shall terminate automatically upon the Executive's death.
3.1.2.  Disability.  If the Corporation determines in good faith that the
Disability of the Executive has occurred during the term of the Agreement
(pursuant to the definition of Disability set forth below), it may give the
Executive written notice in accordance with Section 5.7 of this Agreement of its intention to terminate the Executive's employment.  In such event, the
Executive's employment with the Corporation shall terminate effective on the
30th day after receipt of such notice by the Executive (the "Disability
Effective Date"), provided that, within the thirty (30) days after such receipt, the Executive shall not have returned to full-time performance of the
Executive's duties.  For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Corporation on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Corporation or its insurers and acceptable to the Executive or the Executive's legal representative.
(c)  Without Cause.  Notwithstanding any other provision hereunder, the
Corporation shall have the right to terminate the Executive's employment hereunder without "Cause" (as defined in Section 3.1(d)) at any time during the term of this Agreement for any reason in the sole discretion of the
Corporation upon not less than ninety (90) days' prior written notice to the
Executive.
(d)  Cause.  The Corporation may terminate the Executive's employment during the term of this Agreement for Cause.  For purposes of this Agreement, "Cause" shall mean:
3.1.2.1.  The willful and continued failure of the Executive to perform substantially the Executive's duties with the Corporation (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Corporation's Board, which demand shall specifically identify the manner in which the Board believes that the Executive has not substantially performed the Executive's duties, or
3.1.2.2.  The willful engaging by the Executive in illegal conduct or gross misconduct in connection with the performance of his duties hereunder which is
materially injurious to the Corporation..c.:::			3.1.2.2.  The willful engaging
by the Executive in illegal conduct or gross misconduct in connection with the performance of his duties hereunder which is materially injurious to the
Corporation.
For purposes of this provision, no act or failure to act, on the part of the
Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the
Executive's action or omission was in the best interests of the Corporation.
Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Corporation's Board, upon the instructions of any senior officer of the Corporation or based upon the advice of counsel for the Corporation shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the
Corporation.  The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the
Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Corporation's Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above and specifying the particulars thereof in detail.
(e)  Good Reason.  The Executive may terminate his employment during the term of this Agreement for Good Reason at any time upon thirty (30) days' notice to the
Corporation.  For purposes of this Agreement, "Good Reason" shall mean the occurrence, without the Executive's express written consent, of any one or more of the following events:
(i)  A change in the Executive's titles or duties described in Section 1.2,  or any removal of the Executive from, or any failure to re-elect the Executive to, any of such positions, except with the Executive's written consent.
(ii)  A reduction in the Executive's Basic Compensation or the failure by the
Corporation to increase such compensation each year by an amount which at least equals, on a percentage basis, the mean average percentage increase in base salary for all senior officers of the Corporation (other than the Executive)
during such year, or the failure by the Corporation to continue to provide prompt payment (or reimbursement to the Executive) of all reasonable expenses incurred by the Executive in connection with the Executive's professional and business activities;
(iii)  The payment by the Corporation to the Executive of an Annual Bonus
which is calculated pursuant to a formula that is less favorable to the
Executive than the formula under the bonus program in effect on the date this
Agreement is executed;
(iv)  The failure by the Corporation to (a) grant the Executive the Restricted
Stock Award in accordance with and subject to the terms of this Agreement, (b)
pay the Executive the vested portion of the Signing Bonus (credited with earnings and losses accumulated on such vested amount since October 1, 1997)
in accordance with and subject to the terms of this Agreement, (c) allow the
Executive use of the Company airplane in accordance with and subject to the terms and conditions of this Agreement, or (d) provide financing for the
Executive to purchase an additional home or provide the Executive with a housing arrangement in New Jersey, as applicable, in accordance with and subject to the terms and conditions of this Agreement;
(v)  A failure by the Corporation to waive any and all restrictions that might exist on the exercise of any stock options or with respect to any awards of
Restricted Stock as of the date of a Change of Control (as defined below);
(vi)  The failure by the Corporation to include the Executive as a participant in any benefit or compensation plan or arrangement generally available to executives of the Corporation, or the failure by the Corporation to provide the
Executive with the number of paid vacation days, holidays and personal days to which the Executive is entitled in accordance with the Corporation's normal leave policy, or the failure of the Corporation to continue its performance obligations under any split dollar life insurance policies maintained with respect to the Executive on the execution date of this
Agreement;
(vii)  The failure of the Corporation to obtain the assumption of this
Agreement, without limitation or reduction, by any successor to the Corporation;
(viii)  Any purported termination of the Executive's employment by the
Corporation which is not effected pursuant to the express terms of this
Agreement, including the Notice of Termination requirements of Section 3.2(a);
(ix)  The failure of the Corporation to maintain for the benefit and use by the Executive of an office and support staff as contemplated by Section 2.12;
(x)  The failure of the Corporation to pay or reimburse the Executive for any expenses incurred by the Executive as provided in this Agreement; or
(xi)  The filing of a voluntary or involuntary petition of bankruptcy by or against the Corporation or the insolvency of the Corporation.
(f)  Voluntary Termination.  The Executive shall have the right at any time after one year from the Effective Date to voluntarily terminate his employment by the Corporation (a "Voluntary Termination") for any reason in the sole discretion of the Executive by not less than one year's prior written notice to the Corporation; provided however, a termination by reason of Death,
Disability or Good Reason shall not be treated for any purpose hereunder as
Voluntary Termination.
Section 3.2.  Termination Procedures and Certain Definitions.
3.2.1.  Notice of Termination.  Any termination by the Corporation for Cause, without Cause, by reason of Disability or by the Executive for Good Reason or in a Voluntary Termination, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 5.7 of this Agreement.
For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this
Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date.  The failure by the Executive or the Corporation to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Corporation, respectively, hereunder or preclude the Executive or the Corporation, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Corporation's rights hereunder.  The Executive's continued employment with the Corporation after a Notice of Termination is provided shall not constitute consent to, or a waiver of any rights with respect to, any circumstance constituting Good
Reason hereunder
3.2.2.  Date of Termination.  "Date of Termination" means (i) if the
Executive's employment is terminated by the Corporation for Cause, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the
Corporation other than for Cause or Disability, the Date of Termination shall be the date not less than ninety (90) days after the date on which the
Corporation notifies the Executive of such termination, (iii) if the Executive terminates his employment for Good Reason, the Date of Termination shall be the date, not less than thirty (30) days after the date on which the Executive notifies the Corporation of such termination, (iv) if the Executive terminates his employment voluntarily in accordance with and subject to the provisions of
Section 3.1(f), the Date of Termination shall be the date, not less than one year after the date on which the Executive notifies the Corporation of such termination, and (v) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the
Executive or the Disability Effective Date, as the case may be.  In the case of a Voluntary Termination, the Corporation shall have the option, exercisable by written notice to the Executive within ten (10) days after the Executive's
Notice of Termination is provided to the Corporation, to designate any date prior to the expiration of the aforesaid notice as the date on which the
Executive shall cease to be an officer of the Corporation, and the effective date of termination hereunder shall be any earlier date so designated by the
Corporation.
3.2.3.  Change of Control.  A "Change of Control" shall have occurred if:
(I)  any "person" within the meaning of Section 14(d) of the Securities
Exchange Act of 1934 (the "Exchange Act"), other than the Corporation, a subsidiary of the Corporation, or any employee benefit plan sponsored by the
Corporation or any subsidiary of the Corporation, becomes the "beneficial owner" as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the class of common equity of the Corporation denominated as Common Stock;
(ii)  a merger or equivalent combination occurs after which 49% or more of the voting stock of the surviving corporation is held by persons other than former stockholders of the Corporation; or
(iii)  20% or more of the directors elected by stockholders to the Board of
Directors of the Corporation consist of individuals who were not nominated in the most recent proxy statement of the Corporation; provided, however, that none of the foregoing events shall be deemed to constitute a Change in Control if such event has been approved by a majority of the Incumbent Board; for purposes of this section, "Incumbent Board" shall mean (a) the individuals who constitute the Board of Directors of the Corporation on October 1, 1997, and (b)
any individual elected as a director of the Corporation after October 1,
1997 whose election was approved by a vote of at least three-quarters of the directors then comprising the Incumbent Board, either by specific vote or by approval of the proxy statement of the Corporation in which such individual is named as a nominee for director without objection to such nomination.
Section 3.3.  Obligations of the Corporation on Termination
3.3.1.  Termination Upon Death or Disability, Without; Cause or for Good
Reason.
If the Executive's employment is terminated upon his death or Disability, without Cause, for Good Reason or following a Change in Control for any reason:
3.3.1.1.  In general.
The Corporation shall immediately pay the Executive in cash the amount of Basic
Compensation previously earned but not yet paid.
3.3.1.1.1.  Severance benefits.
3.3.1.1.1.  All stock options and shares of restricted stock granted under the
Award of Restricted Stock, which have not already vested, shall immediately vest and any other awards under any other compensatory plan, program or arrangement, if any, shall vest and be paid in full, computed on the
assumption that all applicable performance goals for the Executive and the
Corporation have been met, using the Date of Termination as the valuation date;
3.3.1.1.2.  Except as otherwise determined by the Executive, the period during which any stock options granted to the Executive under the Stock Compensation
Plans may be exercised shall be extended for an additional six months following the end of the exercise period otherwise applicable to such options;
3.3.1.1.3.  The Executive shall continue to participate in all the Executive welfare benefit plans, including health and medical plans, for six months after termination and shall be entitled to (a) reimbursement of COBRA payments to maintain medical and dental insurance up to 18 additional months for said coverage and (b) the use of one or more executive out-placement services, designated by the Executive and paid for by the Corporation;
3.3.1.1.4.  If the termination does not arise from the Executive's death or
Disability, the Corporation shall pay the Executive in a lump sum a "Severance
Benefit" in cash equal to 2.9 times the Executive's Total Compensation as of the time of such termination.  Such payment shall be made within thirty (30)
days following said termination.  If the termination arises from the death or
Disability of the Executive, the Corporation shall pay the beneficiary (or beneficiaries) designated under the Fedders Supplemental Retirement Plan an amount equal to 2.9 times the Executive's Total Compensation as of the time of such termination (plus a reasonable amount of interest to reflect that such an amount will be paid in installments as hereinafter provided) in six annual installments with the first installment commencing within thirty (30) days following said termination.
(5)  The Corporation shall (a) assume directly the real estate loan initiated by the Executive pursuant to Section 2.6(a)(i) and pay the balance of such loan within 90 days of the Executive's termination, death or Disability; (b)
release the Executive from his obligations to the Corporation under the loan made pursuant to Section 2.6(a)(ii); or (c) continue to provide, at the
Corporation's expense, any rental housing arrangement initiated pursuant to
Section 2.6(b) of this Agreement for the 12 month period following the
Executive's termination, death or Disability under the same terms and conditions set forth in Section 2.6(b).
(6)  The unvested portion of the Signing Bonus (credited with earnings and losses accumulated on such unvested amount to the Date of Termination) shall be deemed to immediately vest and, to the extent that payment of the entire Signing
Bonus (as credited with earnings and losses thereon) continues to be deferred in accordance with Section 2.4 of this Agreement, all future earnings shall be deemed immediately vested.
In the event of the Executive's death, any amounts payable under this
Agreement shall be paid to the beneficiary (or beneficiaries) designated by the
Executive under the Fedders Supplemental Retirement Plan and in such amounts or proportions as the Executive shall so designate.  If no beneficiary is designated by the Executive or if none shall survive the Executive, then any amounts payable under this Agreement shall be paid to the Executive's surviving spouse, if any, or, if no such surviving spouse exists, to the Executive's estate.
(iii)  Disability.
(1)  If, following a Disability termination, the Executive becomes entitled to and receives disability benefits under any disability payment plan sponsored and maintained by the Corporation, the amount otherwise payable by the Corporation to the Executive pursuant to Section 3.3(a) shall be reduced, on a dollar-for-dollar basis, but not below zero, by the amount of any such disability benefits received by him, but only to the extent such benefits are attributable to payments made by the Corporation.
(2)  The Executive shall have the right in his sole discretion after the
Disability Effective Date to engage in regular employment (whether as an employee of another entity or as a self-employed person) and shall have no obligation to perform further services for the Corporation.
(b)  Voluntary Termination or Termination for Cause
In case of a Voluntary Termination or a Termination for Cause, the Executive
shall be entitled to his Basic Compensation accrued to the Date of Termination, the vested portion of the Signing Bonus (credited with earnings and losses accumulated on such vested amount to the Date of Termination), and any other benefits or awards vested prior to such date, including, without limitation, his right to exercise any vested stock options.  Except as otherwise provided in this Agreement or under any employee benefit plan maintained by the
Corporation, the Corporation shall have no further obligations to the Executive.
(c)  Gross Up Payments.
(i)  If, on account of the termination of the Executive following a Change in
Control, the "Severance Payment" (as defined below) paid by the Corporation to the Executive pursuant to this Agreement constitutes an "excess parachute payment" within the meaning of Section 280G of the Code subject to the tax imposed by Section 4999 of the Code (the "Excise Tax"), then the Corporation shall pay to the Executive an additional amount (the "Gross Up Payment") such that the amount paid or transferred to the Executive after deduction of any
Excise Tax on the Severance Payment, and any federal, state and local income tax, employment tax and Excise Tax upon the Gross Up Payment, shall be equal to the Severance Payment.  For purposes of this Section 3.3(c) only,
"Severance Payment" shall mean any payment or other benefit paid pursuant to this Agreement, including all payments made from the Fedders Supplemental
Retirement Plan.
(ii)  For purposes of determining whether any portion of a Severance Payment will be subject to the Excise Tax and the amount of such Excise Tax, (A) the
Severance Payment and payments provided for in Section 3.3(c)(i) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of Section
280(G)(b)(1) of the Code shall be treated as subject to the Excise Tax, unless and to the extent that tax counsel selected by the Corporation's independent auditors and acceptable to the Executive is of the opinion that the Severance
Payment (in whole or in part) does not constitute a "parachute payment" or such "excess parachute payment" (in whole or in part) represents reasonable compensation for services actually rendered within the meaning of Section
280G(b)(4) of the Code in excess of the allocable base amount within the meaning of Section 280G(b)(3) of the Code, or the Severance Payment is
otherwise not subject to the Excise Tax, (B) the amount of the Severance Payment that is treated as subject to the Excise Tax shall be equal to the lesser of (X) the total amount of the Severance Payment and (Y) the amount of
"excess parachute payments" within the meaning of Section 280G(b)(1) of the Code
(after applying clause (A) above), (C) any Gross Up Payment pursuant to
Section 3.3(c)(i) shall be treated as subject to the Excise Tax in its entirety and (D) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Corporation's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.
(iii)  If in circumstances described in Section 3.3(c)(i), by reason of the filing by the Executive of an amended tax return, an audit by the Internal
Revenue Service or other taxing authority, or a final determination by a court of competent jurisdiction, it is determined that "excess parachute payments"
exceeding those previously reported in his tax returns were received by the
Executive and as a result an additional Excise Tax (the "Additional Excise
Tax") shall become due, the Corporation shall pay the Executive an additional amount (the "Subsequent Gross Up Payment") such that the amount paid or transferred to the Executive, after deduction of (A) any Additional Excise Tax and (B) on an after tax basis, any interest, additions and penalties with respect to the Additional Excise Tax and (C) any federal, state and local income tax, employment tax and Excise Tax upon the Subsequent Gross Up Payment and (D) the payments provided for in Section 3.3(c)(i), shall be equal to the
Severance Payment.
(iv)  Any Gross Up Payment required hereunder shall be made at least ten days prior to the due date (without regard to extensions) of the Executive's federal income tax return for the year with respect to which the "excess parachute payment" is deemed made under the Code.  Any Subsequent Gross Up Payment required hereunder shall be made to the Executive within 30 days after the amount thereof is determined.
Notwithstanding the two immediately preceding sentences, the Executive shall pay any federal, state and local tax or taxes and employment taxes required to be withheld from the Executive's wages (within the meaning of Section 3121 and
3402 of the Code) with respect to the "excess parachute payment" and any such tax or taxes paid by the Corporation to the Internal Revenue Service or state or local taxing authority shall constitute payment to the Executive.
(v)  If the Excise Tax is finally determined (whether by the filing of an amended tax return by the Executive, by audit of the Internal Revenue Service or other taxing authority, or by a final determination of a court of competent jurisdiction) to be less than the amount paid to or on behalf of the Executive under the provisions of Sections 3.3(c)(i)-(iv) and the overpayment is refunded to the Executive, the Executive shall repay to the Corporation, promptly following the receipt of the refund, the portion of the Gross Up
Payment (and/or Subsequent Gross Up Payment) attributable to such reduction of the Excise Tax (plus the portion attributable to federal, state and local income tax and employment taxes imposed on the portion being repaid by the
Executive but only to the extent that the repayment may result in a tax benefit to the Officer under Section 1341 of the Code and similar provisions of applicable state and local law).
(vi)  The provisions of this Section 3.3(c) shall inure to the benefit of the
Executive during the Term of this Agreement regardless of whether or not his employment is terminated, and if the Executive's employment is terminated, the rights and obligations of the Executive and the Corporation under this Section
3.3(c) shall survive the termination of this Agreement.
ARTICLE 4.    Purpose.
Section 4.1.  Purpose.   The Corporation recognizes that the Executive is a
key executive of the Corporation and is expected to be a factor in the growth and success of the Corporation.  The Corporation also recognizes that the continued success of the Corporation depends, to a significant degree, upon the effective performance of the Executive's duties as set forth in this
Agreement.  Therefore, one of the primary purposes of this Agreement is to provide for the long-term financial security of the Executive and his family so that he will be better able to direct his undivided attention to the successful performance of his duties on behalf of the Corporation.
Section 4.2.  Corporate Opportunity.   Except as to such actions within the
ordinary course of the Executive's employment by the Corporation which the
Executive in good faith believes to be in the best interests of the Corporation, the Executive shall not at any time during the term of the
Agreement or two years thereafter, without the prior written consent of the
Corporation:  (i) request or advise any supplier, or other person, firm, partnership, association, corporation or business organization, entity or enterprise having business dealings with the Corporation or any subsidiary or affiliate of the Corporation to withdraw, curtail or cancel such business dealings; or (ii) disclose to any competitor or potential competitor of the
Corporation or any subsidiary or affiliate of the Corporation any trade secret, know-how or knowledge relating to costs, products, equipment, merchandising and marketing methods, business plans, or research results used
by, or useful to, the Corporation or any subsidiary or affiliate of the
Corporation;  (iii) induce or attempt to influence any executive of the
Corporation or any subsidiary or affiliate of the Corporation to terminate, or in any way violate the terms of, his or her employment; or (iv) directly or indirectly engage in any business in competition with the business of the
Corporation or its subsidiaries.
ARTICLE 5.  Miscellaneous.
Section 5.1.  Enforceability.
If the scope of any provision of this Agreement is too broad to permit enforcement of such provision to its fullest extent, then such provision shall be enforced to the maximum extent permitted by applicable law, and, if necessary, the scope of any such provision may be judicially modified (to the extent necessary in any proceeding brought to enforce such provision) and thereafter fully enforced.
Section 5.2.  Remedies.
The parties acknowledge that the remedy at law for any breach of any party's obligations hereunder would be inadequate and consent to the granting of temporary and permanent injunctive relief in any proceeding brought to enforce any of such provisions without the necessity of proof of actual damages;
provided, however, that the foregoing shall not be construed to limit any other right or remedy available to the Corporation or the Executive at law or in equity, and all such rights and remedies shall be cumulative to the extent permitted by applicable law, and the exercise of any one or more of such rights or remedies shall be without prejudice to the exercise of any other such right or remedy.
Section 5.3.  Resignation as Board Member.
Unless otherwise requested by the Board, upon the termination of his employment for any reason, the Executive hereby agrees that he shall simultaneously submit his resignation as a member of the Board of Directors of the Corporation in writing on or before the date he ceases to be an Executive of the Corporation.
If the Executive fails or neglects to submit such resignation in writing, the
Corporation shall be permitted to deem the Executive to have submitted his written resignation as such member effective on the same date that the
Executive ceases to be an executive of the Corporation.  If the Executive continues to serve as a member of the Board at the request of the Board after his termination of employment, the Executive shall be entitled to all benefits provided to other Board members who are not employees of the Corporation.
Section 5.3.1.  No Offset; Enforcement of Agreement
The Corporation's obligation to make the payments provided for in this
Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Corporation may have against the Executive or others, except as provided in Section 3.3(a)(iii).  In no event shall the
Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment.  The Corporation agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest
(regardless of the outcome thereof) by the Corporation, the Executive or others of the validity or enforceability of, or liability under, any provision of this
Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment
pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable federal rate provided for in Section 7872(f)(2) of the Code and amounts sufficient to reimburse the Executive for all tax liabilities due in respect of such payments of legal fees and expenses; provided however, if an action brought by the Executive, or if the Executive's defense of an action brought by the Corporation, is finally determined adversely to the Executive by a court of competent jurisdiction, the Executive shall refund amounts paid by the Corporation for legal fees, taxes and interest pursuant to this
Section 5.4.
Section 5.4.  Assignment by the Executive; Successors.
5.4.1.  This Agreement is personal to the Executive and without the prior written consent of the Corporation shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution.  This
Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.
5.4.2.  Except as is otherwise herein expressly provided, this Agreement shall inure to the benefit of and be binding upon the Corporation, its successors and assigns, and upon the Executive, his spouse, heirs, executors and administrators, provided, however, that the obligations of the Executive hereunder shall not be delegated.
5.4.3.  The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  As used in this Agreement, "Corporation" shall mean
Corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.
Section 5.5.  Waiver.
Failure of either party hereto to insist upon strict compliance by the other party with any term, covenant or condition hereof shall not be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment or failure to insist upon strict compliance with any right or power hereunder at any one time or more times be deemed a waiver or relinquishment of such right or power at any other time or times.
Section 5.6.  Notice.
Any notice required or desired to be given pursuant to this Agreement shall be sufficient if in writing sent by registered or certified mail to the addresses set forth above or to such other address as any party hereto may designate in writing, transmitted by hand delivery or by registered or certified mail to the other; provided, the failure by the Executive to observe the notice provisions hereof shall not in any way limit, reduce or effect the Executive's rights and benefits hereunder.
Section 5.7.  Applicable Law.
This Agreement shall be governed by the laws of the State of New Jersey.
Section 5.8.  Taxes.
The Corporation may deduct from all amounts paid under this Agreement all federal, state, local and other taxes required by law to be withheld with respect to such payments.
Section 5.9.  Entire Agreement.
The parties hereto agree that this Agreement (together with, to the extent benefits or rights are otherwise affected by this Agreement, any employee benefit plan maintained or sponsored by the Corporation) contains the entire understanding and agreement between them and supersedes all previous agreements and arrangements, if any, relating to the employment of the
Executive.  This Agreement shall not be amended, modified or supplemented in any respect except by an agreement in writing signed by the Executive and the
Corporation.

IN WITNESS WHEREOF, the Corporation and the Executive have duly executed this Agreement as of the day and the year first above written.
ON BEHALF OF THE COMPENSATION COMMITTEE OF
THE BOARD OF DIRECTORS OF FEDDERS CORPORATION
Attest:

_____________________		By:/s/ Howard S. Modlin____________________________
					     Howard S. Modlin


Attest:


______________________		By:/s/ William J. Brennan__________________________
					     William J. Brennan



Witness:				EXECUTIVE



______________________		By:/s/ Sal Giordano, Jr.____________________________
					Sal Giordano, Jr.


SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Fedders Corporation


                                      By:/s/ Thomas A. Kroll_______________
                                         Thomas A. Kroll
                                         Corporate Controller



Date: February 12, 1999
                                         Signing in his capacity as
                                         Corporate Controller and on behalf
                                         of the Registrant.