Form 10-Q
period 1999-02-28
FEDDERS CORP /DE
filed 1999-04-09
CIK 744106

<Page >
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended February 28, 1999 or

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

                     Yes  X        No

The registrant has outstanding 16,412,859 shares of Common Stock, 17,899,336 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock) and 2,266,606 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of March 31, 1999.







<Page 2>

FEDDERS CORPORATION


INDEX



                                                            Page
                                                           Number

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                           3
Consolidated Balance Sheets                                   4-5
Consolidated Statements of Cash Flows                           6
Notes to Consolidated Financial Statements                    7-17

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       18-21

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     21

Part II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security Holders                                      22

Item 6.  Exhibits and Reports on Form 8-K                      24

SIGNATURE                                                      25






















<Page 3>
PART I FINANCIAL INFORMATION
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

                                   SECOND QUARTER         SIX MONTHS
                                FEB. 28,   FEB. 28,    FEB. 28,   FEB 28,
                                1999       1998        1999       1998

Net sales and other income      $ 58,887   $ 33,580    $ 84,589   $ 59,071
Cost of sales                     46,001     26,439      65,111     47,197
Selling, general and
 administrative expense            9,590      8,990      18,560     18,025
Restructuring charge                -        16,750         -       16,750
                                  55,591     52,179      83,671     81,972

Operating income (loss)            3,296    (18,599)        918    (22,901)
Partner's net interest in
 joint venture results               704        132         605        227
Net interest expense              (2,750)    (2,350)     (4,777)    (4,186)
Income (loss) before income
 taxes                             1,250    (20,817)     (3,254)   (26,860)
Federal, state and foreign
 income taxes (benefit)              435     (7,289)     (1,134)    (9,401)

Net income (loss)                $   815   $(13,528)     (2,120)  $(17,459)



Earnings (loss) per share        $0.02     $(0.32)     $(0.06)    $(0.42)

Dividends per share declared:
 Common                          $0.0250   $0.020      $0.050     $0.040
 Class A                          0.0250    0.020       0.050      0.040
 Class B                          0.0225    0.018       0.045      0.036

See accompanying notes















<Page 4>
FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

                                  February 28,   August 31,    February 28,
                                      1999           1998          1998
ASSETS:
Current assets:
 Cash                             $ 5,439        $ 90,986      $ 13,977

 Accounts receivable (less
  allowance of $2,198, $2,032,
  and $1,260 at February 28, 1999,
  August 31, 1998 and
  February 28, 1998, respectively) 41,193          14,520        22,043
 Inventories:
  Finished goods                   61,039          25,553        85,432
  Work in process                   5,658           4,132         5,622
  Raw materials and supplies       32,255          22,576        26,311
                                   98,952          52,261       117,365
 Deferred tax benefit               5,902           5,902         4,070
 Prepaid expenses                   3,836           4,308         8,673
    Total current assets          155,322         167,977       166,128

Property, plant and equipment
 at cost:
 Land and improvements              2,994           2,994         3,703
 Buildings                         22,463          22,326        24,029
 Machinery and equipment           82,201          79,454        72,040
 Machinery and equipment under
  capital lease                     8,647           8,647         8,945
                                  116,305         113,421       108,717
Less accumulated depreciation      60,011          57,103        52,405
                                   56,294          56,318        56,312

Deferred income taxes               8,838           8,838         6,374
Goodwill                           54,308          55,159        56,008
Other assets                       16,217          16,337         7,735

                                 $290,979        $304,629      $292,557


See accompanying notes










<Page 5>
FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data) (unaudited)

                                    February 28,  August 31,  February 28,
                                      1999          1998        1998
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term borrowing               $ 18,516      $   -       $   -
 Current portion of long-term debt     2,780         2,065       1,963
 Accounts payable                     25,249        25,769      24,798
 Income taxes payable                 13,232        14,406       3,416
 Accrued expenses                     19,647        32,101      25,859
   Total current liabilities          79,424        74,341      56,036
Long-term debt                       107,260       108,948     110,623
Other long-term liabilities            9,844        11,911      11,043
Minority interest in joint venture     4,032         4,637       4,813
Stockholders' equity:
 (all classes $1 par value):
 Common Stock,
   80,000 shares authorized,
   16,347, 16,972 and 18,779 issued
   at February 28, 1999; August 31,
   1998 and February 28, 1998,
   respectively                       16,347        16,972      18,779
 Class A Stock,
   60,000 shares authorized,
   19,436; 19,381 and 28,689
   issued at February 28, 1999;
   August 31, 1998 and February
   28, 1998, respectively             19,436        19,381      28,689
 Class B Stock,
   7,500 shares authorized,
   2,267 issued at February 28,
   1999; August 31, 1998 and
   February 28, 1998, respectively     2,267         2,267       2,267
 Additional paid-in capital           29,276        31,619      88,600
 Retained earnings                    31,590        36,496      17,021
 Cumulative translation adjustment      (419)         (430)       (265)
                                      98,497       106,305     155,091
 Less: Treasury stock, at cost,
 1,402 and 7,775 shares at
  February 28, 1999 and February
  28,1998, respectively               (6,709)          -       (45,049)
 Deferred compensation                (1,369)       (1,513)        -
     Total stockholders' equity       90,419       104,792     110,042
                                    $290,979      $304,629    $292,557

See accompanying notes












<Page 6>
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

                                                      SIX MONTHS ENDED
                                                    FEB. 28,      FEB. 28,
                                                      1999          1998
Cash flows from operations:
 Net loss                                           $ (2,120)     $(17,459)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                       4,841         4,532
   Restructuring charge:
    Provision for facility closing                        -         11,160
    Write-off of long-lived assets                        -          5,590
 Changes in operating assets and liabilities:
   Accounts receivable                               (26,673)      (12,983)
   Inventories                                       (46,691)      (55,178)
   Other current assets                                  665           244
   Other assets                                         (361)       (1,335)
   Accounts payable                                     (520)       14,207
   Accrued expenses                                  (12,704)      (15,324)
   Income tax payable                                 (1,174)       (6,611)
   Other long-term liabilities                        (1,821)         (164)
   Other                                                 159          (127)
    Net cash used in operations                      (86,399)      (73,445)

Cash flows from investing activities:
 Additions to property, plant and equipment           (4,159)       (3,744)
 Disposals of property, plant and equipment              -           1,032
 Partners' net interest in joint
  venture results                                       (605)         (227)
     Net cash used in investing activities            (4,764)       (2,939)

Cash flows from financing activities:
 Increase in short-term borrowing                     18,516            -
 Repayments of long-term debt                           (492)       (2,818)
 Proceeds from stock options exercised                   141         1,276
 Repurchase of capital stock                          (9,763)      (16,791)
 Cash dividends                                       (2,786)       (1,699)
     Net cash provided by (used in)
      financing activities                             5,616       (20,032)

Net decrease in cash and cash equivalents            (85,547)      (96,416)
Cash and cash equivalents at beginning of period      90,986       110,393

Cash and cash equivalents at end of period          $  5,439      $ 13,977
 Supplemental disclosure:
 Interest paid                                      $  5,046      $  5,488
 Net income taxes paid (refunded)                      1,041        (2,970)

See accompanying notes







<Page 7>

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A. The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 1998. The Company's business is seasonal, and consequently, operating results for the three-month and six month periods ending February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999. Certain prior year amounts have been re-classified to conform with the current year presentation.

B. In July 1997, the Company announced that it had been authorized to repurchase up to $50 million of outstanding stock. Under this plan, in the first six months of fiscal 1998, the Company purchased approximately 2.9 million shares of Common, Class A, and Preferred Stock for $16.8 million or $5.81 per share. Total repurchases under this plan which were complete by August 1998 amounted to approximately 8.4 million shares of Common, Class A and Preferred Stock for $50.1 million or 5.95 per share.

In August 1998, the Company announced that it had been authorized to repurchase up to an additional $30 million of outstanding stock. Under this plan, in the first six months of fiscal 1999, the Company repurchased approximately 2.0 million shares of Common and Class A Stock for $9.8 million, or $4.82 per share.

C. In the second quarter of 1999 and 1998, net income (loss) per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 36,820,000 and 41,944,000 shares respectively. Options on approximately 131,000 shares of capital stock were included in computing diluted earnings per share in the 1999 quarter. Diluted earnings per share equaled basic earnings per share in the current year's quarter. In the prior year period, options on approximately 1,650,000 shares of capital stock were not included in computing diluted earnings per share, since these options had no effect on such computation.















<Page 8>

In the first six months of 1999 and 1998, net loss per share was computed using the weighted average number of shares outstanding, which amounted to approximately 37,271,000 and 41,870,000 shares, respectively. Due to the net loss in both periods, options on approximately 99,000 and 1,724,000 shares of Class A Stock, respectively, were not included in computing diluted earnings per share.

D. In January 1998, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time expense totaling $16.8 million in the second fiscal quarter of 1998. At February 28, 1999, the restructuring reserve balance was approximately $3.2 million and consisted principally of amounts for termination of various equipment and facility leases.

E. The Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", on September 1, 1998. This statement established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income of the Company is as follows:

                                 Quarter Ended         Six Months Ended
                                 February 28,          February 28,
                                 1999     1998         1999        1998
Net income (loss)                $ 815    $(13,528)    $ (2,120)   $(17,459)

Other comprehensive loss,
 net of tax:
 Foreign currency translation
   adjustment                    (174)       (539)        (272)       (573)
Comprehensive income (loss)      $ 641    $(14,067)    $ (2,392)   $(18,032)


F. The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" and establishes standards for the way that public companies report information about operating segments and standards for disclosures regarding products and services, geographic areas and major customers. As permitted by SFAS 131, the Company will not apply this statement to interim periods in the initial year of adoption. Results of operations and financialposition will be unaffected by implementation of this standard.

<Page 9>


In February 1998, the FASB issued SFAS 132 "Employees Disclosures About Pensions and Other Post-Retirement Benefits" - an Amendment of SFAS 87, 88 and 106, which revises disclosure about pension and other post-retirement benefits. The statement is effective for the Company's financial statements for the fiscal year ending August 31, 1999. The Company does not expect this statement to have a material impact on the Company's financial statements.

In June 1998, the FASB issued SFAS 133, "Accounting For Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 1999. The Company does not expect this statement to have a material impact on the Company's financial statements.

G. In August 1997, Fedders North America, Inc. ("FNA"), a subsidiary of the Company, issued $100 million principal amount of 9 3/8% Senior Subordinated Notes due in 2007. The Notes are guaranteed by the Company on a senior subordinated basis. The following condensed consolidating financial statements present separate information for FNA (including its subsidiaries) and the Company and its subsidiaries, other than FNA. The subsidiaries of the Company other than FNA (including its subsidiaries) are inconsequential, individually and in the aggregate, to the consolidated financial statements and management has determined that separate financial statements of the Company would not be meaningful.







<Page 10>
G. Continued
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

                                          For the Three Months Ended
                                              February 28, 1999

                                Fedders           Other       Fedders
                                North America     Fedders     Corporation
Net sales                       $ 54,543          $  4,344    $ 58,887
Cost of sales                     46,428              (427)     46,001
Selling, general and
 administrative expense (1)        3,978             5,612       9,590
Operating income (loss)            4,137              (841)      3,296
Partner's net interest in
 joint venture results               -                 704         704
Net interest expense (2)          (2,630)             (120)     (2,750)
Income (loss) before income
 taxes                             1,507              (257)      1,250
Income taxes (benefit)               527               (92)        435
Net income (loss)               $    980          $   (165)    $   815

                                          For the Three Months Ended
                                              February 28, 1998

                                Fedders           Other       Fedders
                                North America     Fedders     Corporation
Net sales                       $ 27,274          $  6,306    $ 33,580
Cost of sales                     19,969             6,470      26,439
Selling, general and
 administrative expense (1)        5,865             3,125       8,990
Restructuring charge              14,488             2,262      16,750
Operating loss                   (13,048)           (5,551)    (18,599)
Partner's net interest in
 joint venture results               -                 132         132
Net interest income
 (expense) (2)                    (2,616)              266      (2,350)
Loss before income taxes         (15,664)           (5,153)    (20,817)
Income tax benefit                (5,482)           (1,807)     (7,289)
Net loss                        $(10,182)         $ (3,346)   $(13,528)

See accompanying notes









<Page 11>
G. Continued
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

                                          For the Six Months Ended
                                              February 28, 1999

                                Fedders           Other       Fedders
                                North America     Fedders     Corporation
Net sales                       $ 72,721          $ 11,868    $ 84,589
Cost of sales                     59,467             5,644      65,111
Selling, general and
 administrative expense (1)        7,479            11,081      18,560
Operating income (loss)            5,775            (4,857)        918
Partner's net interest in
 joint venture results               -                 605         605
Net interest income
 (expense) (2)                    (5,220)              443      (4,777)
Income (loss) before income
 taxes                               555            (3,809)     (3,254)
Income taxes (benefit)               194            (1,328)     (1,134)
Net income (loss)               $    361          $ (2,481)   $ (2,120)

                                          For the Six Months Ended
                                              February 28, 1998

                                Fedders           Other       Fedders
                                North America     Fedders     Corporation
Net sales                       $ 44,938          $ 14,133    $ 59,071
Cost of sales                     35,234            11,963      47,197
Selling, general and
 administrative expense (1)       12,210             5,815      18,025
Restructuring charge              14,488             2,262      16,750
Operating loss                   (16,994)           (5,907)    (22,901)
Partner's net interest in
 joint venture results               -                 227         227
Net interest income
 (expense) (2)                    (5,244)            1,058      (4,186)
Loss before income taxes         (22,238)           (4,622)    (26,860)
Income tax benefit                (7,783)           (1,618)     (9,401)
Net loss                        $(14,455)         $ (3,004)   $(17,459)


See accompanying notes










<Page 12>
G. Continued
Condensed Consolidating Balance Sheets(unaudited)
(amounts in thousands)

                                            February 28, 1999

                          Fedders        Other      Eliminating   Fedders
                          North America  Fedders    Entries       Corporation
Assets
Current assets:
 Cash                     $   -          $  5,439    $            $  5,439
 Accounts receivable, net   37,908          3,285                   41,193
 Inventories                83,172         15,780                   98,952
 Other current assets        6,761          2,977                    9,738
Total current assets       127,841         27,481                  155,322

Investment in subsidiaries     -          104,306     (104,306)       -
Property, plant and
 equipment, net             45,213         11,081                   56,294
Goodwill                    48,166          6,142                   54,308
Other long-term assets       7,167         17,888                   25,055
                          $228,387       $166,898    $(104,306)   $290,979

Liabilities and stockholders' Equity
Current liabilities:
 Short-term borrowing     $ 18,516       $    -      $            $ 18,516
 Current portion of long-
  term debt                  1,811            969                    2,780
 Accounts and income taxes
   payable                  38,436             45                   38,481
 Accrued expenses           19,610             37                   19,647
Total current liabilities   78,373          1,051        -          79,424

Net due to (from)affiliates 14,441        (14,441)                    -
Long-term debt             104,609          2,651                  107,260
Other long-term liabilities  2,453         11,423                   13,876

Stockholders' equity:
 Common, Class A and Class B
  Stock                          5         38,050           (5)     38,050
 Paid-in capital            21,292        181,203     (173,219)     29,276
 Retained earnings (deficit) 7,589        (44,917)      68,918      31,590
 Treasury stock               -            (6,709)                  (6,709)
 Deferred compensation        -            (1,369)                  (1,369)
 Cumulative translation
  adjustment                  (375)           (44)                    (419)
Total stockholders' equity  28,511        166,214     (104,306)     90,419
                          $228,387       $166,898    $(104,306)   $290,979

See accompanying notes
<Page 13>
G. Continued
Condensed Consolidating Balance Sheets (unaudited)
(amounts in thousands)

                                            August 31, 1998

                          Fedders         Other      Eliminating  Fedders
                          North America   Fedders    Entries      Corporation
Assets
Current assets:
 Cash                     $   -           $ 90,986   $              $ 90,986
 Accounts receivable, net   11,328           3,192                    14,520
 Inventories                39,335          12,926                    52,261
 Other current assets        6,952           3,258                    10,210
Total current assets        57,615         110,362                   167,977

Investment in subsidiaries     -           104,306    (104,306)          -
Property, plant and
 equipment, net             45,446          10,872                    56,318
Goodwill                    48,873           6,286                    55,159
Other long-term assets       7,460          17,715                    25,175
                          $159,394        $249,541   $(104,306)     $304,629

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-
  term debt               $  2,060        $      5   $             $  2,065
 Accounts and income tax
  payable                   38,773           1,402                   40,175
 Accrued expenses           28,571           3,530                   32,101
Total current liabilities   69,404           4,937       -           74,341

Net due to(from)affiliates (46,905)         46,905                     -
Long-term debt             105,334           3,614                  108,948
Other long-term liabilities  3,391          13,157                   16,548

Stockholders' equity:
 Common, Class A and Class B
  Stock                          5          38,620         (5)       38,620
 Paid-in capital            21,292         183,546   (173,219)       31,619
 Retained earnings (deficit) 7,231         (39,653)    68,918        36,496
 Deferred compensation        -             (1,513)                  (1,513)
 Cumulative translation
   adjustment                 (358)            (72)                    (430)
Total stockholders' equity  28,170         180,928   (104,306)      104,792
                          $159,394        $249,541  $(104,306)     $304,629

See accompanying notes
<Page  14>

G. Continued
Condensed Consolidating Balance Sheets(unaudited)
(amounts in thousands)

                                            February 28, 1998

                          Fedders         Other      Eliminating  Fedders
                          North America   Fedders    Entries      Corporation
Assets
Current assets:
 Cash                     $    -          $ 13,977   $            $ 13,977
 Accounts receivable, net    19,408          2,635                  22,043
 Inventories                102,357         15,008                 117,365
 Other current assets           687         12,056                  12,743
Total current assets        122,452         43,676        -        166,128

Investment in subsidiaries    -            104,306     (104,306)       -
Property, plant and
 equipment, net              45,228         11,084                  56,312
Goodwill                     49,578          6,430                  56,008
Other long-term assets        3,843         10,266                  14,109
                           $221,101       $175,762    $(104,306)  $292,557

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-
  term debt                $  1,946       $     17    $           $  1,963
 Accounts and income taxes
  payable                    23,697          4,517                  28,214
 Accrued expenses            21,646          4,213                  25,859
Total current liabilities    47,289          8,747                  56,036
Net due to (from) affiliates 57,925        (57,925)                   -
Long-term debt              106,407          4,216                 110,623
Other long-term liabilities   2,793         13,063                  15,856

Stockholders' equity:
 Common, Class A and Class B
  Stock                           5         49,735           (5)    49,735
 Paid-in capital             21,292        240,527     (173,219)    88,600
 Retained earnings (deficit)(14,455)       (37,442)      68,918     17,021
 Treasury stock                -           (45,049)                (45,049)
 Cumulative translation
   adjustment                  (155)          (110)                   (265)
Total stockholders' equity    6,687        207,661     (104,306)   110,042
                           $221,101       $175,762    $(104,306)  $292,557

See accompanying notes











<Page 15>
G. Continued
Condensed Consolidating Statements of Cash Flows (unaudited)
(amounts in thousands)


                                          For the Six Months Ended
                                              February 28, 1999

                                    Fedders         Other      Fedders
                                    North America   Fedders    Corporation
Net cash used in operations         $(75,594)       $(10,805)  $(86,399)
Net disposals of property, plant,
 and equipment, being cash used
 in investing activities              (3,294)         (1,470)    (4,764)
Net repayments of short-and long-
 term borrowing                       17,542             482     18,024
Cash dividends                          -             (2,786)    (2,786)
Proceeds from stock options
 exercised                              -                141        141
Repurchase of capital stock             -             (9,763)    (9,763)
Change in net due to (from)
  affiliate                           55,332         (55,332)      -
Net cash provided by (used in)
  financing activities                72,874         (67,258)     5,616
Net decrease in cash and cash
 equivalents                          (6,014)        (79,533)   (85,547)
Cash and cash equivalents at
  beginning of year                    6,014          84,972     90,986
Cash and cash equivalents at
 end of period                      $   -           $  5,439    $ 5,439




See accompanying notes






















<Page 16>
G. Continued
Condensed Consolidating Statements of Cash Flows (unaudited)
(amounts in thousands)

                                            For the Six Months Ended
                                                February 28, 1998

                                    Fedders         Other     Fedders
                                    North America   Fedders   Corporation
Net cash provided by (used in)
  operations                        $(76,825)       $  3,380  $ (73,445)
Net disposals of property, plant,
 and equipment, being cash used
 in investing activities              (2,732)           (207)    (2,939)
Net repayments of short-and long-
 term borrowing                         (863)         (1,955)    (2,818)
Cash dividends                          -             (1,699)    (1,699)
Proceeds from stock options
 exercised                              -              1,276      1,276
Repurchase of capital stock             -            (16,791)   (16,791)
Change in net due to (from)
  affiliate                           80,420         (80,420)      -
Net cash provided by (used in)
  financing activities                79,557         (99,589)   (20,032)
Net decrease in cash and cash
 equivalents                            -            (96,416)   (96,416)
Cash and cash equivalents at
  beginning of year                     -            110,393    110,393
Cash and cash equivalents at
 end of period                      $   -           $ 13,977  $  13,977



See accompanying notes
<Page 17>


G. Continued

Intercompany transactions

     The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA.

1) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $3.0 million and $3.6 million for the three months ended February 28, 1999, and 1998, respectively. Such charges to FNA amounted to approximately $4.6 million and $5.0 million for the six months ended February 28, 1999 and 1998, respectively.

2) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, a revolving line of credit, a promissory note and capital lease obligations.

3) FNA's depreciation and amortization for the three months ended February 28, 1999 and 1998 amounted to approximately $1.9 million and $1.5 million, respectively. For the six months ended February 28, 1999 and 1998 such costs amounted to approximately $3.8 million and $3.6 million, respectively. Capital expenditures of FNA for the three-month period amounted to $1.0 million and $2.7 million, respectively. For the six-month period such expenditures amounted to approximately $3.3 million and $1.5 million, respectively.
































<Page 18>


Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition


The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.




Results of Operations
                           Operating Results as Percent of Net Sales
                           Second Fiscal Quarter        Six Months

                           1999        1998              1999     1998

Gross profit               21.9%       21.3%             23.0%    20.1%
Selling, general
 and administrative
 expenses                  16.9%       26.8%             21.9%    30.5%
Operating income before
 restructuring charge       5.6%       (5.5%)             1.1%   (10.4%)
Restructuring charge         -         49.9%               -      28.4%
Operating income (loss)     5.6%      (55.4%)             1.1%   (38.8%)
Net interest expense        4.7%        7.0%              5.7%     7.1%
Pre-tax income (loss)       2.1%      (62.0%)            (3.9%)  (45.5%)


Second Quarter

Net sales in the second quarter ended February 28, 1999 amounted to $58.9 million, an increase of 75.4% from $33.6 million in the same period a year earlier. This increase is attributable to increased domestic sales in the current year period.

Gross profit percentage increased to 21.9% from 21.3% in the prior period primarily due to change in sales mix.

In the 1999 quarter, selling, general and administrative expenses increased $.6 million from the prior year quarter but decreased as a percentage of net sales from the prior year as a result of the sales increase.

Operating income before restructuring charge was $3.3 million or 5.6% of net sales in the current year period compared to a loss of $1.8 million or (5.5%) of net sales in the prior year period.
















<Page 19>


Net interest expense of $2.8 million increased primarily due to expense related to short-term borrowings of $18.5 million in the current period compared to no such borrowings in the prior year period.

Net income increased $14.3 million to $.8 million, or two cents per share, compared to a net loss of $13.5 million, or thirty two cents per share, during the same period in the prior year. Total shares outstanding declined by 12.6% at February 28, 1999 to 36.6 million from 41.9 million in the prior year.

Six Months

For the first six months of fiscal 1999, sales were $84.6 million, an increase of 43.2% from $59.1 million in the comparable 1998 period. The sales increase during the normal off-season six-month period is a result of domestic retailers replenishing lower end-of-season inventories that were caused by extended warm weather in the domestic market in 1998.

Gross profit margin percentage increased during the first six months of the current year, compared to the same period in fiscal 1998, primarily due to a change in sales mix.

Selling, general and administrative expenses decreased as a percentage of net sales from the prior year as a result of the sales increase. For the six-month period, these expenses amounted to a net increase of $.5 million, when compared to the same period in fiscal 1998.

Operating income before restructuring was $.9 million or 1.1% of net sales in the current year compared to a loss of $6.2 million or 10.4% of net sales in the prior year.

Net interest expense increased as a percentage of net sales during the fiscal 1999 period due primarily to increased short-term borrowings.

The Company's net loss decreased $15.3 million to $2.1 million from $17.5 million in fiscal 1998. The net loss, net of tax effect, was $2.1 million, or six cents per share, in the current year compared to a net loss before the restructuring charge, net of tax effect, of $6.6 million, or 16 cents per share, in the prior period.

Liquidity and Capital Resources

Working Capital - Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash-on-hand at February 28, 1999 amounted to $5.4 million offset by short-term borrowings of $18.5 million compared to cash-on-hand at February 28, 1998 of $14.0 million and no short-term borrowings and cash-on-hand at August 31, 1998 of $91.0 million and no short-term borrowings. The decrease in cash from August 31, 1998 was due to increased working capital needs ($13 million), repurchase of capital stock
($9.8 million) under the Company's $30 million plan, and cash dividends ($2.8 million) offset by increased short-term borrowings ($18.5 million). Cash included $3.2 million and $1.6 million at Fedders Xinle, the Company's Chinese joint venture, at February 28, 1999 and 1998, respectively.













<Page 20>


Net cash used in operations for the six months ended February 28, 1999, amounted to $86.4 million, compared to $73.4 million in the prior year period. The Company's operations required more cash due to greater production as a result of the timing of sales volume. The principal use of cash in each period was to produce finished goods for the seasonal requirements, which are heaviest in the third fiscal quarter. Inventories were $99.0 million at February 28, 1999 versus $117.4 million a year earlier.

Net cash used in investing activities consisted primarily of capital expenditures of $4.2 million in the first six months of fiscal 1999.

Net cash provided by financing activities during the six-month period amounted to $5.6 million, primarily due to short-term borrowings ($18.5 million) which were partially offset by stock repurchases ($9.8 million) under the previously announced stock repurchase plan of up to $30 million and for payment of dividends ($2.8 million). At February 28, 1999, the Company had $18.5 million of short-term borrowings, compared to no borrowings in the prior year period.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

Strategic Business Plan - At August 31, 1996 the Company had approximately 48.4 million shares of Preferred, Common, Class A and Class B Stock outstanding at a weighted average closing price of $5.55. Since August 1996, the Company has taken several strategic actions to improve its capital structure, operating performance and increase shareholder value. A chronology of the major actions are listed below.

In August 1997, a subsidiary of the Company issued $100 million principle amount of 9 3/8% Senior Subordinated Notes (the "Notes") (Note G). A portion of the proceeds of the Notes ($72.3 million) was received by the Company as a dividend from the subsidiary and used to satisfy the Company's obligation on its 8 1/2% Convertible Subordinated Debentures, repurchases of the Company's capital stock (discussed below) and for general operating purposes.

Three stock repurchase plans have been announced totaling $105 million ($25 million in September 1996, $50 million in July 1997 and $30 million in August of
1998). Under these plans approximately $85 million of capital stock has been repurchased to-date totaling 14.9 million shares at an average price of $5.74 per share.

In January 1998, the Company announced a plan to restructure its operations which resulted in the Company recording a one-time expense totaling $16.8 million. The restructuring plan and its timing were designed to proactively enhance the Company's competitiveness in global markets and further position it to take full advantage of opportunities in the global room air conditioner market. The restructuring did not result in factory closings. However it did involve shifting some additional production from North America to China and increasing component outsourcing.

At March 31, 1999 the Company had approximately 36.6 million shares of Common, Class A and Class B Stock outstanding at a weighted average closing price of $5.54.











<Page 21>


Year 2000 - The inventory and assessment phases of the Company's Year 2000 plan are materially complete with respect to internal information technology ("IT") and non-IT systems, such as embedded technology and micro controllers. Testing and resolution phases, except with respect to business partner's and service providers, of the plan are scheduled to be completed by June 30, 1999. The National Retail Federation has listed the Company as being a compliant Year 2000 EDI vendor.

The Company's principle Year 2000 uncertainty relates to material third-party relationships with customers and suppliers. Assessment of these relationships, in part through on-site audits, is ongoing and contingency plans are being developed to minimize the effect of any such issues. Contingency planning includes the use of alternate suppliers, which the Company has in place for all significant components. In addition, the Company is developing plans to protect its facilities from any damage that could occur if a utility supplying that facility was unable to provide service. Because the Company's business is seasonal, and most customers in the domestic market do not take product until close to the summer season, the Company will have a period of time to react to any adverse consequences caused by a vendor of service provider who is not Year 2000 compliant. The Company cannot estimate lost revenues at this time, if any, that are reasonably likely to be a result of Year 2000 issues.

Many of the Company's IT systems are already compliant. Non-compliant IT systems are being replaced in the normal course of business and are not a cost of Year 2000. The Company has not delayed any IT projects that are material to its operations due to its Year 2000 efforts nor does it believe that any delay in implementation of these projects will have any material financial impact on
the Company.   Related costs are being expensed as incurred and in the first six months of fiscal 1999 amounted to $.1 million. The Company estimates incurring an additional $.1 million in remediation of its Year 2000 issues.



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




Item 3.   Quantitative and Qualatative Disclosures about
          Market Risk

          None
















<Page 22>


PART II  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on December 22, 1998 to:

i. Elect Directors to hold office until the next Annual Meeting of Stockholders and until each such Director's successor shall have been elected and qualified;

ii. consider and act upon a proposal to approve a plan pursuant to which 150,000 shares of Class A Stock would be reserved for issuance to pay a portion of the fee paid to non-employee Directors of the Company; and

iii. ratify the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending August 31, 1999.

On the Election of Directors, the vote was:

Salvatore Giordano, nominee for Director: 16,410,643 for, and 415,685 withheld;

Sal Giordano, Jr., nominee for Director: 16,421,826 for, and 404,502 withheld;

Joseph Giordano, nominee for Director: 16,422,812 for, and 403,516 withheld;

Howard S. Modlin, nominee for Director: 16,455,954 for, and 370,374 withheld;

Clarence Russel Moll, nominee for Director: 16,443,491 for, and 382,837 withheld;

William J. Brennan, nominee for Director: 16,435,649 for, and 390,679 withheld;

Anthony E. Puleo, nominee for Director: 16,446,929 for, and 379,399 withheld;

S. A. Muscarnera, nominee for Director: 16,431,131 for, and 395,197 withheld;

David C. Chang , nominee for Director: 16,350,133 for and 476,195 withheld; and

C. A. Keen, nominee for Director: 16,442,191 for, and 384,137 withheld.














<Page 23>




On the approval of the plan to reserve stock to pay a portion of the fee to non-employee Directors, the vote was 15,885,550 for, 828,910 against, and 111,868 abstained.

On the ratification of BDO Seidman, LLP as independent auditors, the vote was 16,525,960 for, 220,072 against, and 80,296 abstained.








<Page 24>




Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    27 Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K
    None

















































<Page 25>



SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FEDDERS CORPORATION



                                    By: /S/Thomas A. Kroll
                                       Corporate Controller






Date: April 09, 1999               Signing both in his capacity as
                                   Corporate Controller and on behalf
                                   of the registrant.