Form 10-Q/A
period 1999-02-28
FEDDERS CORP /DE
filed 1999-04-23
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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


                     Yes  X        No


As of March 31, 1999, the registrant has outstanding 16,412,859 shares of Common Stock, 17,899,336 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock) and 2,266,606 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis).


EXPLANATORY NOTE

This Form 10-Q/A is being filed by Fedders Corporation, a Delaware corporation, (the "Company") as an amendment to its Form 10-Q for the fiscal period ended February 28, 1999 to remove and replace in its entirity the Condensed Consolidated Statements Of Operations for the three and six month period ended February 28, 1999 included in Note G.


<Page 10>
G. Continued
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

                                       For the Three Months Ended
                                           February 28, 1999

                               Fedders          Other      Fedders
                               North America    Fedders    Corporation
Net sales                      $ 54,543         $  4,344   $ 58,887
Cost of sales                    42,912            3,089     46,001
Selling, general and
 administrative expense (1)       7,494            2,096      9,590
Operating income (loss)           4,137             (841)     3,296
Partner's net interest in
 joint venture results              -                704        704
Net interest expense (2)        (2,630)             (120)    (2,750)
Income (loss) before income
 taxes                           1,507              (257)     1,250
Income taxes (benefit)             527               (92)       435

Net income (loss)              $   980          $   (165)  $    815

                                       For the Three Months Ended
                                           February 28, 1998

                                Fedders         Other      Fedders
                                North America   Fedders    Corporation
Net sales                       $ 27,274        $  6,306   $ 33,580
Cost of sales                     19,969           6,470     26,439
Selling, general and
 administrative expense (1)        5,865           3,125      8,990
Restructuring charge              14,488           2,262     16,750
Operating loss                   (13,048)         (5,551)   (18,599)
Partner's net interest in
 joint venture results               -               132        132
Net interest income
 (expense) (2)                    (2,616)            266     (2,350)
Loss before income taxes         (15,664)         (5,153)   (20,817)
Income tax benefit                (5,482)         (1,807)   ( 7,289)
Net loss                        $(10,182)       $ (3,346)  $(13,528)

See accompanying notes

<Page 11>
G. Continued
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

                                       For the Six Months Ended
                                           February 28, 1999

                             Fedders           Other       Fedders
                             North America     Fedders     Corporation
Net sales                    $ 72,721          $ 11,868    $ 84,589
Cost of sales                  54,892            10,219      65,111
Selling, general and
 administrative expense (1)    12,054             6,506      18,560
Operating income (loss)         5,775            (4,857)        918
Partner's net interest in
 joint venture results            -                 605         605
Net interest income
 (expense) (2)                 (5,220)              443      (4,777)
Income (loss) before income
 taxes                            555            (3,809)     (3,254)
Income taxes (benefit)            194            (1,328)     (1,134)
Net income (loss)            $    361          $ (2,481)   $ (2,120)

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





Date: April 22, 1999

 Signing in his capacity as
 Corporate Controller and on behalf
 of the Registrant.