Form 10-Q
period 1999-05-31
FEDDERS CORP /DE
filed 1999-07-15
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended May 31, 1999 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

Commission file number        1-8831


                          FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                     22-2572390
(State of incorporation)  (I.R.S. Employer Identification No.)

505 Martinsville Road, Liberty Corner, NJ        07938 - 0813
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

                     Yes  X        No

The registrant has outstanding 16,135,159 shares of Common Stock, 17,606,036 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,606 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of June 30, 1999.

FEDDERS CORPORATION


INDEX

                                                            Page
                                                           Number
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations                           3
Consolidated Balance Sheets                                   4-5
Consolidated Statements of Cash Flows                           6
Notes to Consolidated Financial Statements                    7-17

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       18-21


Item 3.  Quantitative and Qualitative Disclosures              21
         about Market Risk


Item 6.  Exhibits and Reports on Form 8-K                      22

SIGNATURE                                                      23


PART I FINANCIAL INFORMATION
FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

                                THIRD QUARTER          NINE MONTHS
                                ENDED MAY 31,          ENDED MAY 31,
                                1999       1998        1999       1998

Net sales and other income      $175,632   $172,061    $260,221   $231,132
Cost of sales                    134,973    135,075     200,084    182,272
Selling, general and
 administrative expense           10,712      9,884      29,272     27,909
Restructuring charge                 -          -           -       16,750
                                  ----------------------------------------
                                 145,685    144,959     229,356    226,931

Operating income                  29,947     27,102      30,865      4,201
Partner's net interest in
 joint venture results               (71)        96         534        323
Net interest expense              (2,981)    (2,806)     (7,758)    (6,992)
                                -------------------------------------------
Income (loss) before income
 taxes                            26,895     24,392      23,641     (2,468)
Federal, state and foreign
 income taxes (benefit)            8,825      8,538       7,691       (863)
                                -------------------------------------------

Net income (loss)               $ 18,070   $ 15,854    $ 15,950   $ (1,605)
                                ===========================================



Earnings (loss) per share:

                  Basic         $   0.50   $   0.38    $   0.44   $  (0.04)
                                ===========================================
                 Diluted        $   0.48   $   0.37    $   0.42   $  (0.04)
                                ===========================================

Dividends per share declared:
 Common                         $ 0.0250   $  0.020    $ 0.0750   $  0.060
 Class A                          0.0250      0.020      0.0750      0.060
 Class B                          0.0225      0.018      0.0675      0.054



See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

                                     MAY 31,      AUGUST 31,   MAY 31,
                                      1999           1998       1998
                                  ----------------------------------
ASSETS:
Current assets:
 Cash                             $ 51,664       $ 90,986      $ 54,027

 Accounts receivable (less
  allowance of $1,977, $2,032,
  and $1,638 at May 31, 1999,
  August 31, 1998 and
  May 31, 1998, respectively        69,172         14,520        74,449
 Inventories:
  Finished goods                    13,423         25,553        33,315
  Work in process                    4,946          4,132         4,597
  Raw materials and supplies        33,857         22,576        28,991
                                  -------------------------------------
                                    52,226         52,261        66,903
 Deferred tax benefit                5,902          5,902         4,070
 Prepaid expenses                    3,026          4,308         3,073
                                  -------------------------------------
    Total current assets           181,990        167,977       202,522

Property, plant and equipment
 at cost:
 Land and improvements               2,994          2,994         2,994
 Buildings                          22,205         22,326        22,216
 Machinery and equipment            84,758         79,454        72,019
 Machinery and equipment under
  capital lease                      8,446          8,647         8,945
                                  -------------------------------------
                                   118,403        113,421       106,174
Less accumulated depreciation       61,729         57,103        51,799
                                  -------------------------------------
                                    56,674         56,318        54,375

Deferred income taxes                8,838          8,838         6,374
Goodwill                            53,884         55,159        55,583
Other assets                        16,019         16,337        12,426
                                  -------------------------------------

                                 $ 317,405       $304,629      $331,280
                                  =====================================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)(unaudited)

                                    May 31,      August 31,    May 31,
                                     1999           1998        1998
                                    ----------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:

 Current portion of long-term debt  $  3,072     $  2,065     $  2,182
 Accounts payable                     25,501       25,769       33,445
 Income taxes payable                 20,775       14,406       11,844
 Accrued expenses                     42,219       32,101       45,863
                                    ----------------------------------
   Total current liabilities          91,567       74,341       93,334
Long-term debt                       106,914      108,948      108,738
Other long-term liabilities            9,672       11,911       10,932
Minority interest in joint venture     2,625        4,637        4,717
Stockholders' equity:
 Common Stock,
   (all classes $1 par value):
   80,000 shares authorized
   16,322, 16,972 and 17,626 issued
   at May 31,1999; August 31, 1998
   and May 31, 1998, respectively     16,347       16,972       17,626
 Class A Stock,
   60,000 shares authorized,
   19,370; 19,381 and 29,527 issued
   at May 31, 1999, August 31, 1998
   and May 31, 1998, respectively     19,445       19,381       29,527
 Class B Stock,
   7,500 shares authorized,
   2,267 issued at May 31, 1999,
   August 31, 1998 and May 31, 1998,
   respectively                        2,267        2,267        2,267
 Additional paid-in capital           29,305       31,619       85,391
 Retained earnings                    49,654       36,496       32,875
 Cumulative translation adjustment      (391)        (430)        (242)
                                     ----------------------------------
                                     116,627      106,305      167,444
 Less: treasury stock, at cost,
  1,690 and 7,775 shares at
  at May 31, 1999, and May 31, 1998,
  respectively                        (8,702)         -        (53,885)
 Deferred compensation                (1,298)      (1,513)           -
                                     ---------------------------------
     Total stockholders' equity      106,627      104,792      113,559
                                     ---------------------------------
                                    $317,405     $304,629     $331,280
                                    ==================================


See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

                                                      NINE MONTHS
                                                      ENDED May 31,
                                                  1999            1998
                                                  ----------------------
Cash flows from operations:
 Net income (loss)                                $ 15,950      $ (1,605)
 Adjustments  to  reconcile  net  income
 (loss) to net cash  used in  operating
  activities:
   Depreciation and amortization                     6,976         6,636
         and deferred income taxes
Restructuring charge:
    Provision for facility closing                     -           9,850
    Write-off of long-lived assets                     -           6,900
 Changes in operating assets and liabilities:
   Accounts receivable                             (54,652)      (65,389)
   Inventories                                          35        (4,716)
   Other current assets                              1,475         5,844
   Other assets                                       (163)       (6,026)
   Accounts payable                                   (268)       22,854
   Accrued expenses                                  9,868         5,475
   Income tax payable                                6,369         1,817
   Other long-term liabilities                      (1,996)         (275)
   Other                                               262           (92)
                                                 ------------------------
    Net cash used in operations                    (16,144)      (18,727)
                                                 ------------------------

Cash flows from investing activities:
 Additions to property, plant and equipment         (6,257)       (6,155)
 Disposals of property, plant and equipment            -           3,701
 Partner's net interest in joint venture results    (2,012)         (323)
                                                 ------------------------
     Net cash used in investing activities          (8,269)       (2,777)
                                                 ------------------------

Cash flows from financing activities:
 Repayments of long-term debt                         (546)       (4,496)
 Proceeds from stock options exercised                 179         3,317
 Repurchase of capital stock (buy-back plan)       (11,756)      (29,301)
 Repurchase of capital stock (other)                   -          (1,838)
 Cash dividends                                     (2,786)       (2,544)
                                                  -----------------------
     Net cash used in financing
      activities                                   (14,909)      (34,862)
                                                 ------------------------

Net decrease in cash and cash equivalents          (39,322)      (56,366)
Cash and cash equivalents at beginning
 of period                                          90,986       110,393
                                                 -----------------------

Cash and cash equivalents at end of period        $ 51,664      $ 54,027
                                                  ======================

Supplemental disclosure:
 Interest paid                                    $  8,120      $  5,746
 Net income taxes paid (refunded)                    2,441        (2,872)

See accompanying notes

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A. The  financial  information  included  herein is  unaudited  and  prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 1998. The Company's business is seasonal, and consequently, operating results for the three-month and nine month periods ending May 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999.

B. In July 1997, the Company announced that it had been authorized to repurchase up to $50 million of outstanding stock. Under this plan, in the first nine months of fiscal 1998, the Company purchased approximately 3.4 million shares of Common, Class A, and Preferred Stock for $19.9 million or $5.87 per share. Total repurchases under this plan which were complete by August 1998 amounted to approximately 8.4 million shares of Common, Class A and Preferred Stock for $50.1 million or $5.93 per share.

In August 1998, the Company announced that it had been authorized to repurchase up to an additional $30 million of outstanding stock. Under this plan, in the first nine months of fiscal 1999, the Company repurchased approximately 2.4 million shares of Common and Class A Stock for $11.7 million or $4.86 per share.

C. In the third quarter of 1999 and 1998, net income (loss) per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 36,153,000 and 41,679,000 shares, respectively. Options on approximately 1,701,000 shares of capital stock were included in computing diluted earnings per share in the 1999 quarter. In the prior year period, options on approximately 1,665,000 shares of capital stock were included in computing diluted earnings per share.

In the first nine months of 1999 and 1998, net income (loss) per share was computed using the weighted average number of shares outstanding, which amounted to approximately 36,268,000 and 41,806,000 shares, respectively. Options on approximately 1,666,000 shares of capital stock were included in computing diluted earnings per share in 1999. Options on approximately 1,820,000 shares of capital stock were not included in computing diluted earnings per share due to the net loss in the 1998 period.

D. In January 1998, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time expense totaling $16.8 million in the second fiscal quarter of 1998. At May 31, 1999, the restructuring reserve balance was approximately $3.0 million and consisted principally of amounts for terminations of various equipment and facility leases.

E. The Company adopted Statement of Financial Accounting Standards (SFAS) 130, " Reporting Comprehensive Income", on September 1, 1998. This statement established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income of the Company is as follows:



                                 Quarter Ended            Nine Months Ended
                                    May 31,                   May 31,
                                 1999      1998           1999       1998
                                 ---------------          ---------------

Net income (loss)                $18,070   $15,854        $15,950    $ (1,605)

Other comprehensive loss,
 net of tax:
 Foreign currency translation
 adjustment                           28        23             39        (104)
                                 -------   -------        -------    ---------
Comprehensive income (loss)      $18,098   $15,877        $15,989    $ (1,709)
                                 =======   =======        =======    =========



   The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This standard supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" and establishes standards for the way that public companies report information about operating segments and standards for disclosures regarding products and services, geographic areas and major customers. As permitted by SFAS 131, the Company will not apply this statement to interim periods in the initial year of adoption. Results of operations and financial position will be unaffected by implementation of this standard.

In February 1998, the FASB issued SFAS 132 "Employers Disclosures About Pensions and Other Post-Retirement Benefits" - an Amendment of SFAS 87, 88 and 106, which revises disclosure about pension and other post-retirement benefits. The statement is effective for the Company's financial statements for the fiscal year ending August 31, 1999. The Company does not expect this statement to have a material impact on the Company's financial statements.

F.  Subsequent Event:
In  July  1999,   Fedders   Corporation   entered  into an  agreement  providing
for Fedders' acquisition (by way of a cash tender offer and a subsequent merger of Trion into a subsidiary of Fedders) of Trion, Inc., a manufacturer of indoor air quality products, at a price of $5.50 per share in cash for all (approximately 7.2 million) outstanding shares of Trion's common stock. The agreement is conditioned upon the tender of at least 80.0% of the shares of Trion common stock outstanding on a fully diluted basis, certain regulatory filings and other customary conditions. Following the acquisition, Trion will continue as an indirect wholly-owned subsidiary of Fedders.


G. In August 1997, Fedders North America, Inc.("FNA"), a subsidiary of the Company issued $100 million principal amount of 9 3/8% Senior Subordinated Notes due in 2007. The Notes are guaranteed by the Company on a senior subordinated basis. The following condensed consolidating financial statements present separate information for FNA (including its subsidiaries) and the Company and its subsidiaries, other than FNA. The subsidiaries of the Company other than FNA (including its subsidiaries) are inconsequential, individually and in the aggregate, to the consolidated financial statements and management has determined that separate financial statements of the Company would not be meaningful.

G. Continued
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

                                          For the Three Months Ended
                                                   May 31, 1999

                                Fedders            Other      Fedders
                                North America      Fedders    Corporation
                                -----------------------------------------
Net sales                       $164,894          $ 10,738    $175,632
Cost of sales                    126,629             8,344     134,973
Selling, general and
 administrative expense (1,3)      8,614             2,098      10,712
                                --------------------------------------
Operating income                  29,651               296      29,947
Partner's net interest in
 joint venture results               -                 (71)        (71)
Net interest expense (2)          (2,464)             (517)     (2,981)
                                ---------------------------------------
Income (loss) before
 income taxes                     27,187              (292)     26,895
Income taxes (benefit)             8,762               (63)      8,825
                                --------------------------------------
Net income (loss)               $ 18,425          $   (355)   $ 18,070
                                ======================================

                                          For the Three Months Ended
                                                  May 31, 1998

                                Fedders            Other      Fedders
                                North America      Fedders    Corporation
                                -----------------------------------------
Net sales                       $161,537          $ 10,524    $172,061
Cost of sales                    126,654             8,421     135,075
Selling, general and
 administrative expense (1,3)      6,329             3,555       9,884
                                --------------------------------------
Operating income (loss)           28,554            (1,452)     27,102
Partner's net interest in
 joint venture results               -                  96          96
Net interest expense (2)          (2,605)             (201)     (2,806)
                                ---------------------------------------
Income (loss) before income
 taxes                            25,949            (1,557)     24,392
Income taxes (benefit)             9,082              (544)      8,538
                                --------------------------------------
Net income (loss)               $ 16,867          $ (1,013)   $ 15,854
                                ======================================


See accompanying notes

G. Continued
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

                                          For the Nine Months Ended
                                              May 31, 1999

                                Fedders            Other      Fedders
                                North America      Fedders    Corporation
                                -----------------------------------------
Net sales                       $237,615          $ 22,606     $260,221
Cost of sales                    181,521            18,563      200,084
Selling, general and
 administrative expense (1,3)     20,668             8,604       29,272
                                ---------------------------------------
Operating income (loss)           35,426            (4,561)      30,865
Partner's net interest in
 joint venture results               -                 534          534
Net interest expense (2)          (7,684)              (74)      (7,758)
                              ------------------------------------------
Income (loss) before
 income taxes                     27,742            (4,101)      23,641
Income taxes (benefit)             8,956            (1,265)       7,691
                                ---------------------------------------
Net income (loss)               $ 18,786          $ (2,836)    $ 15,950
                                =======================================

                                          For the Nine Months Ended
                                                  May 31, 1998

                                Fedders            Other       Fedders
                                North America      Fedders     Corporation
                                ------------------------------------------
Net sales                       $207,292          $ 23,840     $231,132
Cost of sales                    163,928            18,344      182,272
Selling, general and
 administrative expense (1)       18,539             9,370       27,909
Restructuring charge              14,488             2,262       16,750
                                ---------------------------------------
Operating income (loss)           10,337            (6,136)       4,201
Partner's net interest in
 joint venture results               -                 323          323
Net interest income
 (expense) (2)                    (7,849)              857       (6,992)
                                ----------------------------------------
Income (loss) before
 income taxes                      2,488            (4,956)      (2,468)
Income taxes (benefit)               871            (1,734)        (863)
                                ----------------------------------------
Net income (loss)               $  1,617          $ (3,222)    $ (1,605)
                                ========================================



See accompanying notes

G. Continued
Condensed Consolidating Balance Sheets(unaudited)
(amounts in thousands)

                                                 May 31, 1999

                             Fedders         Other      Eliminating    Fedders
                             North America   Fedders    Entries        Corporation
                             -----------------------------------------------------
Assets
Current assets:
 Cash                        $ 32,528       $ 19,136                   $ 51,664
 Accounts Receivable, net      64,591          4,581                     69,172
 Inventories                   40,322         11,904                     52,226
 Other current assets           6,589          2,339                      8,928
                             --------------------------------------------------
Total current assets          144,030         37,960                    181,990

Investment in subsidiaries        -          104,306    $(104,306)         -
Property, plant and
 equipment, net                46,070         10,604                     56,674
Goodwill                       47,814          6,070                     53,884
Other long-term assets          7,020         17,837                     24,857
                             --------------------------------------------------
                             $244,934       $176,777    $(104,306)     $317,405
                             ==================================================

Liabilities and Stockholders'
Equity Current liabilities:
  Current portion of long-
  term debt                  $  1,501       $  1,571                    $ 3,072
  Accounts and income tax
   payable                     47,624         (1,348)                    46,276
  Accrued expenses             42,547           (328)                    42,219
                              -------------------------------------------------
Total current liabilities      91,672           (105)       -            91,567

Long-term debt                104,263          2,651                    106,914
Other long-term liabilities     2,457          9,840                     12,297

Stockholders' equity:
 Common, Class A and Class B
  Stock                             5         38,059           (5)       38,059
 Paid-in capital               21,292        112,315    $(173,219)      (39,612)
 Retained earnings             25,619         24,033       68,918       118,570
 Treasury stock                  -            (8,702)                    (8,702)
 Deferred compensation           -            (1,298)                    (1,298)
 Cumulative translation
  adjustment                     (374)           (16)                      (390)
                             ---------------------------------------------------
Total stockholders' equity     46,542        164,391     (104,306)      106,627
                             --------------------------------------------------
                             $244,934       $176,777    $(104,306)     $317,405
                             ==================================================


See accompanying notes

G. Continued
Condensed Consolidating Balance Sheets (unaudited)
(amounts in thousands)

                                            August 31, 1998
                             Fedders         Other      Eliminating    Fedders
                             North America   Fedders    Entries        Corporation
                             -----------------------------------------------------
Assets
Current assets:
 Cash                            -           $ 90,986                  $ 90,986
 Accounts receivable, net      11,328           3,192                    14,520
 Inventories                   39,335          12,926                    52,261
 Other current assets           6,952           3,258                    10,210
                             --------------------------------------------------
Total current assets           57,615         110,362                   167,977

Investment in subsidiaries        -           104,306    (104,306)          -
Property, plant and
 equipment, net                45,446          10,872                    56,318
Goodwill                       48,873           6,286                    55,159
Other long-term assets          7,460          17,715                    25,175
                             --------------------------------------------------
                             $159,394        $249,541   $(104,306)     $304,629
                             ==================================================

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-
  term debt                  $  2,060        $      5                   $ 2,065
 Accounts and income tax
  payable                      38,773           1,402                    40,175
 Accrued expenses              28,571           3,530                    32,101
                             --------------------------------------------------
Total current liabilities      69,404           4,937       -            74,341

Net due to (from) affiliates  (46,905)         46,905                      -
Long-term debt                105,334           3,614                   108,948
Other long-term liabilities     3,391          13,157                    16,548

Stockholders' equity:
 Common, Class A and Class B
  Stock                             5          38,620          (5)       38,620
 Paid-in capital               21,292         183,546   $(173,219)       31,619
 Retained earnings (deficit)    7,231         (39,653)     68,918        36,496
 Deferred compensation           -             (1,513)                   (1,513)
 Cumulative translation
   adjustment                    (358)            (72)                     (430)
                             ---------------------------------------------------
Total stockholders' equity     28,170         180,928    (104,306)      104,792
                             --------------------------------------------------
                             $159,394        $249,541   $(104,306)     $304,629
                             ==================================================


See accompanying notes

G. Continued
Condensed Consolidating Balance Sheets(unaudited)
(amounts in thousands)

                                                 May 31, 1998
                             Fedders         Other      Eliminating    Fedders
                             North America   Fedders    Entries        Corporation
Assets
Current assets:
 Cash                        $ 2,944         $ 51,083                 $  54,027
 Accounts receivable, net     67,914            6,535                    74,449
 Inventories                  51,066           15,837                    66,903
 Other current assets            920            6,223                     7,143
                            ---------------------------------------------------
Total current assets         122,844           79,678       -           202,522

Investment in subsidiaries        -           104,306   $(104,306)           -
Property, plant and
 equipment, net                43,444          10,931                    54,375
Goodwill                       49,225           6,358                    55,583
Other long-term assets          3,960          14,840                    18,800
                             --------------------------------------------------
                             $219,473        $216,113   $(104,306)     $331,280
                             ==================================================

Liabilities and Stockholders'
Equity Current liabilities:
 Current portion of long-
  term debt                  $  2,166        $     16                     2,182
 Accounts and income taxes
  payable                      42,514           2,775                    45,289
 Accrued expenses              41,899           3,964                    45,863
                             --------------------------------------------------
Total current liabilities      86,579           6,755                    93,334


Net due to (from) affiliates   (1,615)          1,615                      -
Long-term debt                105,726           3,012                   108,738
Other long-term liabilities     2,772          12,877                    15,649

Stockholders' equity:
 Common, Class A and Class B
  Stock                             5          49,421          (5)       49,421
 Paid-in capital               21,292         237,317   $(173,219)       85,390
 Retained earnings (deficit)    1,617         (37,660)     68,918        32,875
 Treasury stock                  -            (53,885)                  (53,885)
 Cumulative translation
   adjustment                    (133)           (109)                     (242)
                             ---------------------------------------------------
Total stockholders' equity     22,781         195,084    (104,306)      113,559
                             --------------------------------------------------
                             $219,473        $216,113   $(104,306)     $331,280
                            ===================================================

See accompanying notes

G. Continued
Condensed Consolidating Statements of Cash Flows (unaudited)
(amounts in thousands)

                                          For the Nine Months Ended
                                                   May 31, 1999

                                    Fedders         Other       Fedders
                                    North America   Fedders     Corporation
                                    ---------------------------------------

Net cash used in operations         $ (9,453)       $ (6,691)   $(16,144)
                                    -------------------------------------
Net additions to property, plant,
 and equipment, being cash used
 in investing activities              (3,294)         (4,975)     (8,269)
                                    -------------------------------------
Net (repayments) proceeds of
 short and long-term borrowings       (1,630)          1,084        (546)
Cash dividends                          -             (2,786)     (2,786)
Proceeds from stock options
 exercised                              -                179         179
Repurchase of capital stock             -            (11,756)    (11,756)
Change in net due to (from)
  affiliate                           40,891         (40,891)       -
                                    -------------------------------------
Net cash provided by (used in)
  financing activities                39,261         (54,170)    (14,909)
                                    -------------------------------------
Net decrease in cash and cash
 equivalents                         (26,514)        (65,836)    (39,322)
                                    -------------------------------------
Cash and cash equivalents at
  beginning of year                    6,014          84,972      90,986
                                    ------------------------------------
Cash and cash equivalents at
 end of period                      $32,528         $ 19,136    $ 51,664
                                    ====================================


See accompanying notes

G. Continued
Condensed Consolidating Statements of Cash Flows (unaudited)
(amounts in thousands)

                                            For the Nine Months Ended
                                                     May 31, 1998

                                    Fedders         Other       Fedders
                                    North America   Fedders     Corporation
                                    ---------------------------------------

Net cash used in operations         $ (5,027)        $(13,700)    $(18,727)
                                    ---------------------------------------
Net disposals of property, plant,
 and equipment                        (2,283)            (494)      (2,777)
                                    ---------------------------------------
Net repayments of short and long-
 term borrowings                      (1,324)          (3,172)      (4,496)
Cash dividends                          -              (2,544)      (2,544)
Proceeds from stock options
 exercised                              -               3,317        3,317
Repurchase of capital stock             -             (31,139)     (31,139)
Change in net due to (from)
  affiliate                           11,578          (11,578)        -
                                    ---------------------------------------
Net cash provided by (used in)
  financing activities                10,254          (45,116)     (34,862)
                                    ---------------------------------------
Net increase (decrease) in
 cash and cash equivalents             2,944          (59,310)     (56,366)
                                    ---------------------------------------
Cash and cash equivalents at
  beginning of year                     -             110,393      110,393
                                    --------------------------------------
Cash and cash equivalents at
 end of period                       $ 2,944         $ 51,083     $ 54,027
                                     =====================================

See accompanying notes

G. Continued

Intercompany transactions

     The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA.

1) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $4.1 million and $2.2 million for the three months ended May 31, 1999 and 1998, respectively. Such charges to FNA amounted to $8.7 million and $7.2 million for the nine months ended May 31, 1999 and 1998, respectively.

2) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, a revolving line of credit, a promissory note and capital lease obligations.

3) FNA's depreciation and amortization for the three months ended May 31, 1999 and 1998 amounted to approximately $1.8 million and $1.7 million, respectively. For the nine months ended May 31, 1999 and 1998, such costs amounted to $5.6 million and $5.3 million, respectively. Capital expenditures of FNA for the three-month period amounted to $2.2 million and $2.4 million, respectively. For the nine-month period such expenditures amounted to approximately $5.5 million and $4.8 million, respectively.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition



The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

                         Operating Results as Percent of Net Sales
                         Third Fiscal Quarter         Nine Months
                           1999      1998           1999        1998
                         --------------------------------------------
Gross profit               23.2%     21.5%          23.1%       21.1%
Selling, general
 and administrative
 expense                    6.1%      5.7%          11.3%       12.1%
Operating income before
 restructuring charge      17.1%     15.8%          11.8%        9.0%
Restructuring charge         -         -              -          7.2%
Operating income           17.1%     15.8%          11.8%        1.8%
Net interest expense        1.7%      1.6%           3.0%        3.0%
Pre-tax income (loss)      15.4%     14.2%           8.8%       (1.2%)


Third Quarter

Net sales in the third quarter ended May 31, 1999, amounted to $175.6 million, an increase of 2% from $172.1 million in the same period a year earlier. This increase is primarily attributable to air conditioning sales.

Gross profit percentage increased to 23.2% from 21.5% primarily due to change in sales mix.

In the 1999 quarter, selling, general and administrative expenses increased due to higher administrative and R&D spending.

Operating income was $29.9 million or 17.1% of net sales in the current year period compared to $27.1 million or 15.8% of net sales in the prior year period, reflecting the sales increase and higher gross profit.

Net interest expense was slightly higher in the current quarter and reflects the seasonal short-term borrowings.


Net income increased $2.1 million to $18.1 million compared to net income of $15.9 million during the same period in the prior year. Total shares outstanding declined by 9.3% at May 31, 1999 to 36.3 million from 40.0 million in the prior year as a result of the Company's stock repurchase plan.

Nine Months

For the first nine months of fiscal 1999, sales were $260.2 million, an increase of 12.6% from $231.5 million in the comparable 1998 period. The sales increase during the nine-month period reflects a more pronounced seasonal shift in domestic sales into the second half of the Company's fiscal year, primarily because major retailers who continue to gain market share, require delivery closer to the air conditioning season. Further, sales to international customers increased.

Gross profit margin percentage increased during the first nine months of the current year, compared to the same period in fiscal 1998, due to increased absorption of fixed costs and expenses as a result of increased production.

Selling, general and administrative expenses increased $1.4 million from the prior year as a result of increased administration and R&D costs, but decreased as a percent of net sales to 11.3% from 12.1% in the prior year due to higher sales.

Operating income before restructuring was $30.9 million or 11.9% of net sales in the current year compared to income of $21.0 million or 9.0% of net sales in the prior year due to higher sales and gross margins.

Net interest expense was slightly higher in the current year due to the increase in short-term borrowings.

The Company's net income increased $17.6 million to a profit of $16.0 million from a loss of $1.6 million in fiscal 1998. The net income was $16.0 million or 44 cents per share, in the current year compared to net income, before the restructuring charge, of $9.3 million or 22 cents per share in the prior year period.


Liquidity and Capital Resources

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand at May 31, 1999 amounted to $51.6 million and there were no short-term borrowings compared to cash on hand of $54.0 million and no short-term borrowings at May 31, 1998. Cash included $3.5 million and $4.3 million at Fedders Xinle, the Company's joint venture in China, at May 31, 1999 and 1998, respectively.

Net cash used in operations for the nine months ended May 31, 1999, amounted to $16.1 million, compared to $18.7 million in the prior year period. The Company's operations required less cash due to it's ability to match in-season production to the previously discussed sales shift into the second half of the fiscal year. The principal use of cash in each period was to produce finished goods for the seasonal requirements, which are heaviest in the third fiscal quarter. Inventories were $52.2 million at May 31, 1999 versus $66.9 million a year earlier.

Net  cash  used  in  investing   activities   consisted   primarily  of  capital
expenditures of $6.2 million and $2.0 million for the Company's joint venture in the first nine months of fiscal 1999.

Net cash used in financing activities during the nine-month period amounted to $14.9 million, primarily for stock repurchases under the previously announced stock repurchase plans of up to $30 million and for payment of dividends. At May 31, 1999, the Company had no short-term borrowings.


Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

Subsequent Event:
In July 1999, Fedders Corporation entered into an agreement providing for Fedders' acquisition (by way of a cash tender offer and a subsequent merger of Trion into a subsidiary of Fedders) of Trion, Inc., a manufacturer of indoor air quality products, at a price of $5.50 per share in cash for all (approximately 7.2 million) outstanding shares of Trion's common stock. The agreement is conditioned upon the tender of at least 80.0% of the shares of Trion common stock outstanding on a fully diluted basis, certain regulatory filings and other customary conditions. Following the acquisition, Trion will continue as an indirect wholly-owned subsidiary of Fedders.

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

In August 1997, a subsidiary of the Company issued $100 million principle amount of 9 3/8% Senior Subordinated Notes. A portion of the proceeds of the Notes ($72.3 million) was received by the Company as a dividend from the subsidiary and used to satisfy the Company's obligation on its 8 1/2% Convertible Subordinated Debentures, repurchases of the Company's capital stock (discussed below) and for general operating purposes.

Three stock repurchase plans have been announced totaling $105 million ($25 million in September 1996, $50 million in July 1997 and $30 million in August of
1998). Under these plans, approximately $87 million of capital stock has been repurchased to-date totaling 15.2 million shares at an average price of $5.72 per share.

At May 31, 1999 the Company had approximately 36.3 million shares of Common, Class A and Class B Stock outstanding at a weighted average closing price of $5.50.

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

Year 2000 - The inventory and assessment phases of the Company's Year 2000 plan are materially complete with respect to internal information technology ("IT") and non-IT systems, such as embedded technology and micro controllers. Testing and resolution phases, except with respect to business partner's and service providers, of the plan were scheduled to be completed by June 30, 1999. One system within the Company's IT systems was still being tested at June 30, 1999. The Company now expects to complete testing and resolution of this remaining IT system in the first week of August 1999. The National Retail Federation has listed the Company as being a compliant Year 2000 EDI vendor.

The Company's principle Year 2000 uncertainty relates to material third-party relationships with customers and suppliers. Assessment of these relationships, in part through on-site audits, is ongoing and contingency plans are being developed to minimize the effect of any such issues. Contingency planning includes the use of alternate suppliers, which the Company has in place for all significant components. In addition, the Company is developing plans to protect its facilities from any damage that could occur if a utility supplying that facility were unable to provide service. Because the company's business is seasonal, and most customers in the domestic market do not take product until close to the summer season, the Company will have a period of time to react to any adverse consequences caused by a vendor or service provider who is not Year 2000 compliant. The Company cannot estimate lost revenues at this time, if any, that are reasonably likely to be a result of Year 2000 issues.

The Company has not delayed any IT projects that are material to its operations due to its Year 2000 efforts, nor does it believe that any delay in implementation of these projects will have any material financial impact on the Company. Related costs are being expensed as incurred, and in the first nine months of fiscal 1999 amounted to $.1 million. The Company estimates incurring an additional $.1 million in remediation of its Year 2000 issues.

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


                               FEDDERS CORPORATION



                             By /s/ Thomas A. Kroll
                              Corporate Controller






Date: July 15, 1999               Signing both in his capacity as
                                  Corporate Controller and on behalf
                                  of the registrant.