Form 10-K
period 1999-08-31
FEDDERS CORP /DE
filed 1999-12-07
CIK 744106

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1999

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

Title of Each Class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of the close of business on October 31, 1999, there were outstanding 16,135,159 shares of the Registrant's Common Stock, 17,595,877 shares of Class A Stock and 2,266,406 shares of its Class B Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of November 23, 1999 was $183,739,635. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

FEDDERS CORPORATION
FORM 10-K ANNUAL REPORT
SEPTEMBER 1, 1998 TO AUGUST 31, 1999

TABLE OF CONTENTS


                                                           PAGE

PART I

Item  1.  Business                                           1
Item  2.  Properties                                        11
Item  3.  Legal Proceedings                                 12
Item  4.  Submission of Matters to a Vote of
          Security Holders                                  12

PART II

Item  5.  Market for Registrant's Common Equity
          and Related Matters                               12
Item  6.  Selected Financial Data                           13
Item  7.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                     16
Item  7a. Quantitative and Qualitative Disclosures
          about Market Risk                                 20
Item  8.  Financial Statements and Supplementary Data       21
Item  9.  Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                              21

PART III
Item 10.  Directors and Executive Officers of the
          Registrant                                        22
Item 11.  Executive Compensation                            24
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             24
Item 13.  Certain Relationships and Related
          Transactions                                      24

PART IV
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                           25

PART I

ITEM 1.  BUSINESS

(a)         GENERAL DEVELOPMENT OF BUSINESS

Fedders Corporation (the "Company" or the "Registrant") is a leading global manufacturer of products for the treatment of indoor air, including air conditioners, air cleaners, dehumidifiers and humidifiers, and thermal technology products.

Unless otherwise indicated, all references herein to the "Company" or the "Registrant" include Fedders Corporation and its principal operating subsidiaries, Fedders North America, Inc. ("Fedders North America"), Emerson Quiet Kool Corporation, Columbia Specialties, Inc., Fedders International, Inc. ("Fedders International"), Rotorex Company, Inc. ("Rotorex"), Melcor Corporation ("Melcor"), and Trion, Inc. ("Trion").

The Company, in a move to enhance its competitiveness, implemented a restructuring plan (the "1998 Restructuring") during fiscal 1998. The 1998 Restructuring did not result in any factory closings. However, it did involve shifting some additional production from North America to China and increasing component outsourcing. In August 1999, the Company added to the 1998 Restructuring by arranging to outsource to Taiwan and China all of the pumps used in the manufacture of its Rotorex compressors.

In December 1998, the Company announced its commitment to diversification of revenues, income and profits through a dedicated domestic and international acquisition effort.

On August 11, 1999, the Company acquired Trion, a manufacturer of equipment to improve indoor air quality in cleanroom, residential, commercial, and industrial environments. The Company subsequently announced the integration of the Trion operations into its existing indoor air treatment and thermal technology businesses. The global demand for air cleaners for the residential, industrial/commercial and cleanroom markets is expected to experience long-term growth due to concerns over the quality of indoor air and increasing requirements for clean manufacturing environments.

The Company manufactures and sells a full line of room air conditioners and dehumidifiers for use in U.S. residential markets. The Company believes that it is the largest manufacturer of room air conditioners in North America, based on units sold. The Company's products are marketed under the FEDDERS, EMERSON QUIET KOOL and AIRTEMP brand names primarily to national and regional retail chains, home improvement centers, and buying groups, as well as to distributors and, under private label, to retailers and other original equipment manufacturers ("OEMs"), including other room air conditioner manufacturers.

The Company believes its growth and profitability have been primarily attributable to its: (i) low cost production achieved through continuous manufacturing improvements and global sourcing; (ii) broad range of high quality products with strong brand recognition; (iii) strong relationships with leading retailers; and (iv) accurate-response manufacturing and just-in-time delivery capabilities, supported by a dedicated supply of compressors assembled by its Rotorex rotary compressor subsidiary.

The Company manufactures solid-state heat pump modules that utilize electricity to perform the same cooling and heating functions as refrigerant-based compressors and absorption refrigerators.

With the acquisition of Trion, the Company will manufacture and sell media filters, electronic filters, humidifiers, and appliances that remove contaminants and provide humidification for entire homes and specific rooms within a house, and industrial and commercial air cleaning applications including media filters, electronic filters, humidifiers, dust collectors, and packaged solutions to remove contaminants and provide humidification for industrial and commercial settings and HEPA/ULPA filters for filter units and lab and medical equipment that provide ultra-clean air environments for applications such as cleanroom manufacturing and medical and laboratory processes.

The Company believes it is well positioned to continue building on its U.S. market strength in air conditioning while simultaneously directing many of its resources toward penetration of the much larger and rapidly expanding global market for indoor air quality products. Industry sources estimate the worldwide market for air conditioning to be nearly five times as large as the domestic market, as measured in the number of units shipped annually. As indicated previously, long-term growth is expected to be sustained in the demand for indoor air quality products.

The Company opened a research and development center in Singapore in 1994 to focus its efforts on developing air conditioning products for the international market. In November 1995, the Company entered into the Fedders Xinle Co., Ltd. ("Fedders Xinle" or "FX") joint venture with the Ningbo General Air Conditioner Factory of Ningbo, China. Fedders Xinle is 60% owned by the Company and intends to market its products both within China and, through Fedders International, to export markets around the world. During 1999, FX exported window air conditioners to North America. FX manufactures split-type units, including vertical split units for commercial applications, in which the condensing unit is installed separately outdoors, as well as window air conditioners. In June 1998, the Company entered into a 50%/50% joint venture with Bosch-Siemens Hausgerate GmbH("BSH") in Estella, Spain to manufacture room air conditioners in Spain for the European market and for export. The Spanish joint venture manufactures portable room air conditioners, which are the major room air conditioner product sold in Europe. Portable units were also exported to North America in 1999.

The supply of compressors from Rotorex and from its Asian licensees, is also strategically important for the Company's international growth, since the Company's largest global competitors also dominate world compressor supplies.

As part of the 1998 Restructuring described above, all international activities including executive management, were relocated to Singapore.


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates in one industry segment. See Note 8 of the Notes to Consolidated Financial Statements at page F16 herein.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

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

The Company markets a line of household dehumidifiers ranging in capacity from 20 to 50 pints per 24 hours, and its Rotorex subsidiary assembles rotary compressors, principally for use in the Company's room air conditioners.

The Company manufactures and sells appliance and residential air cleaner products, including media filters, electronic filters, humidifiers, and appliances that remove contaminants and provide humidification for entire homes and specific rooms within a house.

Room air conditioners and dehumidifiers are marketed principally to national and regional retail chains, home improvement centers and retail buying groups. These retail chains and retail buying groups (comprising retailers which negotiate as groups the prices at which they will purchase the Company's products) represent approximately 10,000 retail outlets marketing room air conditioners throughout the United States. The Company also markets its air conditioners under private label to both retailers and OEMs. The Company has positioned its brands across most price points, emphasizing quality and value for retailers and consumers.

The Company's appliance and residential air cleaning products are marketed to heating, ventilation and air conditioning OEM's, building contractors, and retailers. They are currently sold through a network of manufacturers' representative organizations, and distributors and directly to end users and OEM's.

The Company's air conditioning sales, marketing, service, research and design and administrative support functions were relocated to its factory in Effingham, Illinois as part of the 1998 Restructuring. The sales force, in conjunction with marketing employees, are proactive in working with customers to assist them in maximizing their profitability and market share through responsive changes in product mix and marketing. Utilizing regional distribution centers, the Company provides next-day delivery of air conditioners to all major U.S. markets, which is critical during heat waves that stimulate retail sales. Additionally, the company has instituted computerized systems, including electronic data interchange (EDI), to accommodate major high-volume retailers that require suppliers to replenish inventories frequently and on short notice.

To support and service its air conditioning customers and the ultimate consumer, the Company has established a network of independent servicers throughout the United States. These independent servicers are local tradespeople who are screened and monitored by the Company.

The Company promotes its FEDDERS and EMERSON QUIET KOOL brands of air conditioners through advertising, primarily in trade publications. Many of the Company's customers advertise and promote its air conditioning products at their own expense.

The Company currently manufactures its air conditioners in two owned facilities in the United States -- a 650,000 square foot facility in Effingham, Illinois and a 232,000 square foot facility in Columbia, Tennessee - - with a combined annual capacity of approximately 2,000,000 units. The Company has sufficient production capacity for domestic needs for the foreseeable future.

Rotorex assembles all of its compressors in its 200,000 square foot facility in Walkersville, Maryland. As part of the 1998 Restructuring, many of the components previously manufactured by Rotorex were outsourced. In August 1999, the 1998 Restructuring was complemented by a further restructuring related to outsourcing all of the pumps used in its compressors to Taiwan and China. Rotorex can now produce the same number of compressors with 75 percent fewer production employees. The current capacity of approximately 1,500,000 units is sufficient to meet compressor requirements of Fedders North America.

The Company is well positioned to penetrate the much larger and rapidly growing international market for indoor air treatment products. The Company believes that the market, in units, for room air conditioners outside of North America is approximately five times the size of the U.S. market. The global market for air cleaners is expected to experience long-term growth due to concerns over the quality of indoor air and increasing requirements for clean manufacturing environments. The Company has participated in international markets for nearly 40 years and has licensees in several countries. The Company currently has a joint venture in China, Fedders Xinle, and a joint venture in Spain ("BSH/FI") and intends to continue to expand its presence internationally.

Fedders Xinle manufactures split-type room air conditioners in which the condensing unit is installed separately outdoors, as well as window air conditioners in capacities from 7,000 to 40,000 BTU, for both residential and commercial use in international markets. Fedders Xinle owns a facility in Ningbo, People's Republic of China. Capacity of the facility is currently approximately 500,000 air conditioners. BSH/FI manufactures portable and portable-split room air conditioners at a factory in Estella, Spain for the European market and export.

Management believes that international sales afford greater growth potential than the U.S. market, while reducing the Company's dependence on summer weather in North America. As part of the 1998 Restructuring, all international activities, including executive management located at the Company's headquarters in New Jersey, were relocated to Singapore. The Company also has offices in the United Kingdom and Miami, and representative offices in Japan, China and India. The Company exhibits its products globally at industry trade shows. The Company believes it can compete cost-effectively abroad based on its global sourcing network that currently delivers components from around the world to its U.S. plants and its joint ventures.

The Company expects to increase its participation overseas through strategic alliances, including long-term agreements to secure high technology finished products, as well as under production and joint venture agreements, based in part on its expertise, technological capability and well-established global sourcing program. With the establishment of Fedders Xinle, the Company is strategically positioned to sell Fedders branded products, provide private label products for OEMs with established sales and service organizations worldwide, and establish assembly operations within each major trading block that has protective duties in order to import subassemblies or semi-finished goods from the China facility. In 1999, Fedders Xinle manufactured room air conditioners for the U.S. market. The Spanish joint venture manufactures portable type units for sale in Europe and elsewhere, including to the United States.

The Company's appliance, residential and commercial industrial air cleaning products, and cleanroom products are currently sold through sales representatives and distributors, and also directly to end users and OEM's.

The Company produces these products at a 263,000 square foot facility in Sanford, North Carolina, and a 63,000 square foot facility in Albuquerque, New Mexico.

Industrial and commercial air cleaning products, include media filters, electronic filters, humidifiers, dust collectors, and packaged solutions to remove contaminants and provide humidification for industrial and commercial environments and cleanroom products, including HEPA/ULPA filters, fan filter units and lab and medical equipment that provide ultra-clean air environments for applications such as cleanroom manufacturing and medical and laboratory processes. Industrial and commercial products are marketed to manufacturers, contractors and end users such as office and apartment buildings, restaurants, sports arenas and the United States Navy. Cleanroom products are marketed to microelectronics, semiconductor and medical products manufacturers and hospitals. These products, which are manufactured in the North Carolina and New Mexico facilities are sold through sales representatives, distributors, and directly to end users.

The Company manufactures solid-state heat pump modules, liquid industrial chillers and solid-state thermoelectric air conditioners that utilize electricity to perform the same cooling and heating functions as refrigerant-based compressors and absorption refrigerators. These products are typically used by original equipment manufacturers and end users in microelectronics, semiconductor, laboratory, medical device and telecommunication applications with limited space and precision temperature control requirements. The Company's products are sold under the trademarks MELCOR and FRIGICHIPS.

Melcor's products are currently sold by salaried salespeople and a network of sales representative firms located around the world.

The Company manufactures these products in facilities comprising 53,000 square feet near Lawrence Township, New Jersey. The capacity available is sufficient for its needs in the foreseeable future.

Quality Assurance

One of the key elements of the Company's strategy is a commitment to a single worldwide standard of quality. Each of the Company's U.S. air conditioning manufacturing facilities has earned the highest level of certification -- ISO 9001 -- for its quality management system under the International Standards Organization.

FX has earned the ISO 9002 certification. The Company expects to rapidly develop and implement a plan to obtain ISO certification for its newly-acquired facilities.

The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility. The same level of quality will be required at all of the Company's manufacturing facilities.

Sources and Availability of Raw Materials

The principal raw materials used for production are steel, copper, aluminum and filter paper, which the Company obtains from domestic and foreign suppliers. The Company also purchases certain components used in its products from other domestic and foreign manufacturers including thermostats, compressors, motors and electrical controls. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

Patents, Trademarks, Licenses and Concessions Held

The Company owns a number of trademarks. While the Company believes that its trademarks, such as, FEDDERS, EMERSON QUIET KOOL and AIRTEMP, ROTOREX, MELCOR, FRIGICHIPS, MAC-10 and HOSPI-GARD are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.

Seasonality of Business

The Company's results of operations and financial condition are currently principally dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," at pages 16 through 20 herein.

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

Key competitors for Trion's products vary in each of its markets. The principal competitors for cleanroom products are all located outside of the United States. The commercial/industrial product market is highly fragmented and no competitor controls a major share of the market. The residential product market includes several large, U.S. based companies as principal competitors. While each market is different, the purchase criteria for the products are relatively consistent, primarily technology, quality, customer service or price. The Company competes on the basis of offering a broad range of high quality products that typically rate at the top of their class in performance and durability.

Research and Development

Research and development of room air conditioner technology and design is conducted at the Effingham, Illinois facility and compressor research and development is based at the Frederick, Maryland facility. Residential air cleaner and appliance development is conducted in Sanford, North Carolina. Internationally, the research and design facility is located in Singapore. The technology products organization conducts research and development at its facilities in New Jersey, North Carolina, and New Mexico. In fiscal 1999, the Company spent approximately $6.7 million on research and development., including activities at its Singapore facility which focuses on products for the international market.

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

The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company did not make capital expenditures on environmental matters during the year ended August 31, 1999 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on such items in the fiscal year ending August 31, 2000.

The Company has been identified as a potentially responsible party ("PRP") by the federal Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at the PCB Treatment Inc. Site (the "Site") located in Kansas City, Kansas and in Kansas City, Missouri, based on the delivery there of certain materials from its Effingham, Illinois facility. CERCLA imposes strict and, in certain circumstances, joint and several liability on PRP's for response costs and natural resource damages at waste sites. In view of the substantial number of other PRP's at the Site and the relatively small volume of material sent by the Company to the Site (approximately 0.182% of the total), the Company does not believe it will incur any material liability for this matter.

The Company has identified a groundwater problem at its Walkersville, Maryland facility. Based upon available information, the Company does not expect the cost of investigation or any required remediation relating to this matter to have a material adverse effect on its results of operations.

Employees

The Company has approximately 3,100 employees, including approximately 500 employees at Fedders Xinle. The contract with the union representing substantially all of the production employees of the Effingham, Illinois plant is scheduled to expire in October 2001. Another union contract covering Rotorex employees expires in August 2005. The Company considers its relations with its employees to be generally satisfactory.

International Sales

International sales were $38,168 in 1999, $38,078 in 1998 and $45,012 in 1997.
With signs of economic conditions improving in many countries of Asia and Europe, and with the addition of Trion's international business, we are expecting substantial growth in international sales in fiscal 2000.

Future international sales are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

ITEM 2.     PROPERTIES

The Company owns or leases the following primary facilities:

                                                   Approximate Square
Location                Principal Function         Feet of Floor Area
Liberty Corner,         Corporate                         25,000
New Jersey              Headquarters
(Leased)

Effingham, Illinois     Manufacturing                    650,000
(Owned)

Columbia, Tennessee     Manufacturing                    232,000
(Owned)

Frederick, Maryland     Assembly of                      200,000
(Owned)                 rotary compressors

Singapore               International Headquarters        14,600
(Leased)                and Research and Design
                        Center

Lawrence Township,      Manufacture of Melcor             15,000
New Jersey (Owned)      components

Lawrence Township,      Assembly of Melcor modules        22,400
New Jersey (Leased)

Sanford,                Manufacture of air cleaning      263,000
North Carolina          products and humidifiers
(Owned)

Albuquerque,            Manufacture of cleanroom          63,000
New Mexico (Leased)     products

The Effingham, Illinois facility is subject to a mortgage securing a $3.5 million, 1% promissory note payable over the next nine years to the State of Illinois. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
MATTERS

The Company's Common and Class A Stock are listed on the New York Stock Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of October 31, 1999, there were 2,864 holders of Common Stock, 2,745 holders of Class A Stock and 13 holders of Class B Stock. For information with respect to the Company's Common Stock, Class A Stock, Convertible Preferred Stock and Class B Stock, see Notes 9 and 10 on pages F16 and F17, which Notes are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA (1)
(Amounts in thousands, except per share data)

                                             1999           1998           1997           1996           1995
-------------------------------------------------------------------------------------------------------------
Net sales                                $355,956       $322,121       $314,100       $371,772       $316,494
Gross profit                               84,591         69,770         70,076         83,028         67,125
Percent of net sales                         23.8           21.7           22.3           22.3           21.2
Operating income (2)                       40,258         12,810         31,729         50,988         37,653
Percent of net sales                         11.3            4.0           10.1           13.7           11.9
Pre-tax income                             30,986          4,603         28,867         50,266         35,691
Percent of net sales                          8.7            1.4            9.2           13.5           11.3
-------------------------------------------------------------------------------------------------------------
Net income                               $ 20,724       $  2,992       $ 18,764       $ 31,158       $ 29,504
Net income attributable
 to common stockholders                    20,724          2,992         16,344         31,007         29,504
Earnings per share:
 Basic                                   $   0.56       $   0.07       $   0.42       $   0.77       $   0.74
 Diluted                                     0.56           0.07           0.39           0.74           0.74
-------------------------------------------------------------------------------------------------------------
Cash dividends declared per share:
Convertible Preferred (3)                       -              -       $  0.318       $  0.050              -
Common/Class A                           $  0.105       $  0.085          0.080          0.080       $  0.020
Class B                                     0.095          0.077          0.072          0.072          0.018
Cash and cash equivalents                $117,509       $ 90,986       $110,393       $ 90,295       $ 57,707
Total assets                              382,342        304,629        329,014        290,220        136,775
Long-term debt (including
 current portion) (4)                     161,363        111,013        115,380         40,406          5,106
Stockholders' equity (5)                  108,933        104,792        145,687        159,751         82,542
Capital expenditures(6)                     9,378          8,497          9,236          7,043          9,041
Depreciation and
 amortization                              10,843          9,263          9,935          6,578          7,519
-------------------------------------------------------------------------------------------------------------
Other data:
Earnings before interest,
 taxes, depreciation and
 amortization(7)(8)                        54,613         41,757         42,232         57,796         44,143
=============================================================================================================

(1) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and the notes thereto.

(2) In 1999, operating income reflects a $3,100 restructuring charge. In 1998, operating income reflects a $16,750 restructuring charge relating to actions taken by the Company to enhance competitiveness in global markets and a $2,891 provision for the implementation of an early retirement program.

(3) In September 1997, the Company redeemed each share of its Convertible Preferred Stock for 1.022 shares of Class A Stock.

(4) In August 1999, a subsidiary of the Company issued $50,000 of 9 3/8% Senior Subordinated Notes, proceeds of which were utilized in part, to replenish cash used to acquire Trion. In August 1997, the same subsidiary of the Company issued $100,000 of 9 3/8% Senior Subordinated Notes, proceeds of which were utilized, in part, to fully redeem $22,100 of 8.5% Convertible Subordinated Debentures, including accrued interest.

(5) During fiscal 1999, the Company repurchased 2,601 shares of Common and Class A Stock at an average price of $5.08 per share for a total of $13,215. During fiscal 1998, the Company repurchased 7,720 shares of Preferred, Common and Class A Stock at an average price of $5.93 per share for a total of $45,750. During fiscal 1997, the Company repurchased 4,335 shares of Class A Stock at an average price of $5.78 per share for a total of $25,041 and 705 shares of Convertible Preferred Stock at $6.25 per share for a total of $4,408.

(6) Fiscal 1995 amount includes $1,750 of equipment under capital lease.

(7) In fiscal 1999, the amount shown excludes a one-time charge for the restructuring ($3,100). For fiscal 1998, the amount shown excludes one-time charges for the 1998 Restructuring ($16,750) and early retirement programs ($2,891).

(8) EBITDA represents income before income taxes plus net interest expense and depreciation and amortization (excluding amortization of debt discounts and deferred financing costs). While EBITDA should not be construed as a substitute for operating income or cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund cash needs.

FEDDERS CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED)
(000's, except per share and market price data)



1999                                        First          Second          Third         Fourth        Fiscal
                                                                                                        Year
----------------------------------------------------------------------------------------------------------------
Net sales                                 $ 25,702        $ 58,887       $175,632       $ 95,735       $355,956
Gross profit                                 6,592          12,886         40,659         24,454         84,591
Income (loss) before
 income taxes                               (4,504)          1,250         26,895          7,345         30,986
Net income (loss)                         $ (2,935)       $    815       $ 18,070       $  4,774       $ 20,724

Basic earnings (loss) per  share(a)       $  (0.08)       $   0.02       $   0.50       $   0.13       $   0.56

Diluted earnings (loss)per share          $  (0.08)       $   0.02       $   0.50       $   0.13       $   0.56
Market price per share:
Common Stock (FJC)
 High                                            6           5 7/8         6 1/16        6 15/16        6 15/16
 Low                                       3 15/16         4 13/16              5         5 3/16        3 15/16
Class A Stock (FJA)
 High                                        5 5/8           5 3/4        5 13/16          6 3/4          6 3/4
 Low                                         3 1/2           4 3/8          4 5/8         5 3/16          3 1/2

----------------------------------------------------------------------------------------------------------------
1998
Net sales                                 $ 25,491        $ 33,580       $172,061       $ 90,989       $322,121
Gross profit                                 4,733           7,141         36,986         20,910         69,770
Income (loss) before
 income taxes                               (6,043)        (20,817)        24,392          7,071          4,603

Net income (loss)                         $ (3,931)       $(13,528)      $ 15,854       $  4,597       $  2,992
Basic earnings
 (loss) per share(a)                      $  (0.09)       $  (0.32)      $   0.38       $   0.12       $   0.07
Diluted earnings
 (loss)per share                          $  (0.09)       $  (0.32)      $   0.38       $   0.11       $   0.07
Market price per share:
Common Stock (FJC)
 High                                        6 3/8           6 1/4          6 1/4         7 5/16         7 5/16
 Low                                         5 3/4         5 11/16         5 3/16          5 1/8          5 1/8
Class A Stock (FJA)
 High                                        6 1/4           6 1/8         6 1/16         7 1/16         7 1/16
 Low                                        5 9/16          5 1/16         5 3/16              5              5
================================================================================================================


(a) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Fedders Corporation (the "Company") is a leading global manufacturer of products for the treatment of indoor air including air conditioners, air cleaners, dehumidifiers and humidifiers, and thermal technology products.

The Company's business is currently largely domestic and is affected by summer weather in major domestic markets. During fiscal 1999, the Company's domestic sales of air conditioners continued to reflect an increasingly seasonal pattern, with more shipments occurring in the second half of the fiscal year and fewer in the off-season first half since leading retailers require just-in-time delivery. The Company's ability to supply products to leading retailers with accurate-response, in-season production capabilities enables it to maintain a strong market leadership position. Favorable summer weather in fiscal 1999 increased in-season sales and depleted industry inventories at fiscal year-end (August 31), which positions U.S. manufacturers for another strong year in fiscal 2000, assuming normal weather.

In August 1999, the Company incurred a restructuring charge related to transferring production of pumps for compressors from the U.S. to Taiwan and China. The charge will enable the Company to reduce operating costs further at its automated compressor assembly operation in Maryland. This is in addition to expected savings from a new six-year labor agreement that enables the compressor operation to hire new factory workers at 75% of present wage rates. This complements a restructuring plan (the "1998 Restructuring") implemented during fiscal 1998.

The 1998 Restructuring did not result in any factory closings. However, it did involve shifting some additional production from North America to China and increasing component outsourcing. As part of the 1998 Restructuring, all Fedders International activities, including executive management located at the Company's headquarters in New Jersey, were relocated to Singapore. The sales, marketing, service, research and design and administrative support functions of Fedders North America, Inc. were relocated to the Company's factory in Illinois.

During fiscal 1999, the Company's international product offerings were expanded and for the first time, our joint ventures in China and Spain began producing product for the North American market.

In August 1999, the Company acquired Trion, Inc. ("Trion"), a global manufacturer of indoor air quality products for residential, commercial, industrial, and cleanroom markets. Trion's net sales for the twelve-month period ended June 30, 1999 were $57 million.

RESULTS OF OPERATIONS
Net sales in fiscal 1999 totaled $356.0 million, an increase of 10.5% from sales of $322.1 million in fiscal 1998 and an increase of 13.3% from sales of $314.1 million in fiscal 1997. The sales increase in fiscal 1999 reflects lower industry inventory levels entering fiscal 1999 compared to fiscal 1998 and favorable summer weather in U.S. markets.

OPERATING RESULTS AS A PERCENT OF NET SALES

                                  1999          1998          1997
---------------------------------------------------------------------
Gross profit                     23.8%         21.7%         22.3%
Selling, general and
 administrative expense           11.6          12.5          12.2
Restructuring                      0.9           5.2             -
Operating income                  11.3           4.0          10.1
Interest expense                   2.7           2.7           1.1
Pre-tax income                     8.7           1.4           9.2
=====================================================================

The gross profit in fiscal 1999 increased $14.8 million, or 21.2% from fiscal 1998. The gross profit as a percent of net sales increased in fiscal 1999 due to reduced costs as a result of the 1998 Restructuring and to a change in customer and product mix from fiscal 1998. In fiscal 1998, gross profit as a percent of net sales declined from fiscal 1997 due primarily to a change in the customer and product mix.

Selling, general and administrative expenses ("SG&A")increased by $1.0 million from fiscal 1998 but decreased as a percent of net sales in fiscal 1999 primarily due to increased sales and a $2.9 million (0.9% of net sales) provision for the implementation of an early retirement program in fiscal 1998. In fiscal 1998, SG&A increased by $1.9 million from fiscal 1997.

The restructuring charge in fiscal 1999 of $3.1 million consists of costs related to transferring production of pumps for compressors from the U.S. to Taiwan and China. The 1998 Restructuring charge of $16.8 million consisted of the write down of fixed assets ($5.6 million), an amount for lease terminations ($4.9 million), personnel-related costs ($3.8 million) and administrative facility closing costs ($2.5 million).

Net interest expense as a percent of sales in fiscal 1999 equaled fiscal 1998. Net interest expense increased in fiscal 1998 by $5.2 million from fiscal 1997. The increase resulted from interest on the 9 3/8% Senior Subordinated Notes due in 2007 (the "Notes") issued late in fiscal 1997. The increase was offset, in part, by a redemption of 8.5% Convertible Subordinated Debentures due in 2012 and to lower interest on very limited short-term borrowing in fiscal 1998, compared to fiscal 1997. Higher interest is also partially offset by the absence of preferred stock dividends after the redemption in September 1997 of the Company's Convertible Preferred Stock.

Including the restructuring charge of $3.1 million, the Company's net income increased to $20.7 million in fiscal 1999 from $3.0 million in fiscal 1998 and $18.8 million in fiscal 1997. Net income attributable to common stockholders, excluding the after-tax effect of the restructuring charge, would have been approximately $22.8 million in fiscal 1999. Net income attributable to common stockholders, excluding the after-tax effect of charges for the 1998 Restructuring and early retirement program, would have been approximately $15.8 million in fiscal 1998 compared to $16.3 million in fiscal 1997. Net income attributable to common stockholders in 1997 reflects the dividend requirement of $2.4 million paid on the Company's Convertible Preferred Stock that was fully redeemed in September 1997. Net income in fiscal 1999 reflects an effective tax rate of 33% versus 35% in fiscal 1998 and 1997, principally due to the release of prior-year tax provisions no longer required.

LIQUIDITY AND CAPITAL RESOURCES
Working capital requirements are seasonal. Cash balances peak in August, while greatest use of credit lines occurs early in the calendar year. The Company ended fiscal 1999 with cash of $117.5 million compared to $91.0 million at August 31 a year earlier.

Net cash provided by operations in fiscal 1999 amounted to $51.9 million, principally as a result of net income of $20.7 million, non-cash depreciation charges of $10.3 million, and the following changes in operating assets and liabilities (excluding the affects of the Trion acquisition). Increases in accounts payable and accrued liabilities totaling $8.6 million, along with decreases in accounts receivable, inventories and other current assets totaling $7.3 million and other long-term assets of $1.9 million, were offset by a decrease in other long-term liabilities of $1.2 million, to produce the primary sources of cash from changes in operating assets and liabilities.

Net cash used in investing activities by the Company consisted primarily of capital expenditures of $9.4 million and the acquisition costs for Trion of approximately $39.4 million.

Net cash provided by financing activities in fiscal 1999 amounted to $23.4 million. The Company repurchased $13.2 million or 2.6 million shares of its Common and Class A Stock under a repurchase program authorized in August 1998 for the repurchase of up to $30 million of its outstanding stock. Dividend payments amounted to $3.8 million in fiscal 1999. In August 1999, the Company issued $50 million of 9 3/8% Senior Subordinated Notes due 2007. The net proceeds were used primarily to replenish cash used in acquiring Trion.

During fiscal 1999, the Company's $50 million, prime rate, revolving credit facility was utilized during the five-month period from January through May with a maximum outstanding during the year of $33.9 million. In connection with the acquisition of Trion, this credit facility was increased to $100 million with an added interest rate option of LIBOR plus 2.25% in August of 1999. Management believes that cash, earnings and borrowing capacity of the Company are adequate to meet the needs of its operations and long-term credit requirements, including capital expenditures and debt maturities.

YEAR 2000
This discussion is separated into two sections; one with respect to all of Fedders Corporation, excluding Trion, and the second with respect to Trion solely for purposes of clarity since the acquisition occurred in August 1999.

For Fedders Corporation, the inventory, assessment, resolution, and testing phases of the Year 2000 plan are materially complete with respect to internal information technology ("IT") and non-IT systems, such as embedded technology and micro-controllers. The National Retail Federation has listed the Company as being a compliant Year 2000 EDI vendor.

The principle Year 2000 uncertainty relates to third-party relationships with customers and suppliers. Assessment of these relationships, in part through on-site audits, is ongoing and contingency plans have been developed to minimize the effect of any such issues. Contingency planning includes the use of alternate suppliers, which the Company has in place for virtually all significant components. In addition, the Company is developing plans to protect its facilities from any damage that could occur if a utility supplying that facility was unable to provide service. Because the Company's business is seasonal, and most customers in the domestic market do not take product until close to the summer season, the Company will have a period of time to react to any adverse consequences caused by a vendor or service provider who is not Year 2000 compliant. The Company cannot estimate lost revenues, if any, at this time that are reasonably likely to be a result of Year 2000 issues.

Immediately following the completion of its tender offer for Trion, the Company incorporated Trion's Year 2000 program into its own Year 2000 plan. The inventory and assessment phases of Trion's Year 2000 efforts are materially complete. Trion has remediated a majority of its IT and non-IT systems, however, a number of such systems are scheduled for completion and testing in November 1999.

The Company will be actively engaged in seeing that the planned completion of all plan phases occurs on a timely basis. As to third-party relationships with customers and suppliers, these will be monitored on an ongoing basis. Alternate suppliers have been identified and are also being assessed. Trion cannot estimate lost revenues, if any, at this time that are reasonably likely to be a result of Year 2000 issues.

The Company has not delayed any IT projects that are material to its operations due to Year 2000 efforts, nor does it believe that any delay in implementation of these projects will have any material financial impact. Related costs are being expensed as incurred, and in fiscal 1999 amounted to approximately $500,000. The Company estimates incurring an additional $50,000 in remediation of its and Trion's Year 2000 issues.

Forward-looking statements are covered under the "Safe Harbor" clause of the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations and assumptions. Actual results could differ materially from those currently anticipated as a result of known and unknown risks and uncertainties including, but not limited to, weather and economic, political, market and industry conditions. Such factors are described in Fedders' SEC filings. The Company disclaims any obligation to update any forward-looking statements to incorporate subsequent events.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company at August 31, 1999 and 1998, and for the years ended August 31, 1999, 1998 and 1997, the notes thereto and the report of the Company's independent auditors thereon are included at pages F1 through F30, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on December 21, 1999, which section is incorporated herein by reference.

Name and Age                  Position Held                       Executive Officer
------------                  -------------                       -----------------
Salvatore Giordano, 89        Chairman of the Board                      1945

Sal Giordano, Jr., 61 (1)     Vice Chairman, President                   1965
                              and Chief Executive Officer

Nancy DiGiovanni, 48          Treasurer                                  1998

Daryl G. Erbs, 42             Vice President, Technology                 1999

Michael B. Etter, 44          Senior Vice President,                     1997
                              Chairman and Chief Executive
                              Officer of Fedders Air
                              Conditioning

Michael Giordano, 35 (2)      Vice President, Finance                    1999
                              and Chief Financial
                              Officer

Sal Giordano III, 40 (2)      Vice President and President               1996
                              Melcor Corporation

Kent Hansen, 52               Senior Vice President and                  1996
                              Secretary

Thomas A. Kroll, 44           Controller                                 1995

Robert L. Laurent, Jr., 44    Executive Vice President,                  1989
                              Acquisitions and Alliances



-----------------------------------------------------------------
(1) Son of Salvatore Giordano
(2) Grandson of Salvatore Giordano

Name and Age                  Position Held              Executive Officer
------------                  -------------              -----------------
Gary J. Nahai, 48             Vice President and              1993
                              President, Fedders
                              International

Gordon Newman, 53             Vice President and              1995
                              President, Rotorex Co.

Gerald C. Senion, 53          Group Vice President and        1997
                              Chief Operating Officer,
                              Fedders North America


Business Experience During Last Five Years

Messrs. Salvatore Giordano, Sal Giordano, Jr., Robert L. Laurent, Jr. and Gary
J. Nahai have been associated in executive capacities with the Company for more than five years.

Ms. DiGiovanni was elected to her position in October 1998. Previously she was Assistant Treasurer of the Company since 1989.

Mr. Erbs has been Vice President, Technology of the Company since August 1999. Prior to his joining the Company in February 1999, Mr. Erbs was with Carrier Corporation for many years, serving in a variety of engineering management positions.

Mr. Etter has been Senior Vice President of the Company and Chairman and Chief Executive Officer of Fedders Air Conditioning since May 1, 1999. He served as Vice President of Global Purchasing for the Company from December 1997 to May 1999 and, prior thereto, Vice President, Purchasing of Fedders North America.

Mr. Giordano has been Vice President, Finance and Chief Financial Officer of the Company since July 1, 1999. Mr. Giordano also served as Senior Vice President of Fedders International, Inc. from 1998 until being elected to his current position and, prior thereto, Managing Director of the Singapore office of Fedders International.

Mr. Sal Giordano III was elected to his position in August 1996. He has been President of Melcor since 1995.

Mr. Hansen was elected to his position in August 1996. Previously he was Vice President, Finance and General Counsel of NYCOR, Inc.

Mr. Kroll was elected to his position in April 1995. Previously he was Controller of Fedders North America since 1992.

Mr. Newman was elected to his position in April 1995. He joined Fedders Corporation in 1991 as Vice President, Corporate Quality.

Mr. Senion became Group Vice President of the Company and Chief Operating Officer of Fedders North America in July 1997. He was elected to the position of President of Fedders North America in September 1998. Prior to joining the Company, Mr. Senion was employed by Frigidaire Corporation for approximately 20 years.

ITEM 11.  EXECUTIVE COMPENSATION

See the section entitled "Executive Compensation" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 21, 1999, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

See the sections entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 21, 1999, which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section entitled "Election of Directors" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 21, 1999, which section is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

Index to Financial Statements and Financial Statement Schedules

(a) 1.  Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                                                                                 Page #
                                                                                                                 ------
Consolidated Statements of Operations and Comprehensive Income for the years
ended August 31, 1999, 1998 and 1997                                                                               F1

Consolidated Balance Sheets at August 31, 1999 and 1998                                                            F2

Consolidated Statements of Cash Flows for the years ended
August 31, 1999, 1998 and 1997                                                                                     F3-F4

Stockholders' Equity for the years ended
August 31, 1999, 1998 and 1997                                                                                     F5-F6

Notes to Consolidated Financial Statements                                                                         F7-F29

Report of Independent Certified Public Accountants                                                                 F30 & S1

(a)          2.  Financial Statement Schedule

Consolidated Schedule as of and for the years ended
August 31, 1999, 1998 and 1997

II.  Valuation and Qualifying Accounts                                                                             S2

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(a)          3.  Exhibits

Exhibit 21  Subsidiaries                                                                                           S3

Consent of Independent Certified Public Accountants                                                                S4

(3)(i) Restated Certificate of Incorporation of the Company dated November 18, 1997 filed as Exhibit (3)(i) to the Company's Annual Report on Form 10-K for 1997 and incorporated herein by reference.

   (ii) By-Laws, amended through January 16, 1988, filed as Exhibit (3) (vii) to the Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

(4) (i) Registration statement on Form S-4 filed with the Securities and Exchange Commission on September 10, 1997 and incorporated herein by reference.

    (ii) Registration statement on Form S-4 filed with the Securities and Exchange Commission on October 7, 1999 and incorporated herein for reference.

(10)(i) Stock Option Plan VII, filed as Exhibit 10 (vi) to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

   (ii) Stock Option Plan VIII, filed as Annex F to the Company's Proxy Statement - Prospectus dated May 10, 1996 and incorporated herein by reference.

    (iii) Employment Contract between The Company and Salvatore Giordano dated March 23, 1993 filed as Exhibit 10 (viii) to the Company's Annual Report on Form 10-K 1993 and incorporated herein by reference.

     (iv) Joint Venture Contract between Ningbo General Air Conditioner Factory and Fedders Investment Corporation for the establishment of Fedders Xinle Co. Ltd., dated July 31, 1995 filed as Exhibit 10 (viii) on the Form 10-K 1996 and incorporated herein by reference.

   (v) Employment Agreement between the Company and Sal Giordano, Jr. effective October 1, 1997, filed as Exhibit 10 to the Company's Quarterly Report on From 10-Q for the quarter ended November 30, 1997 and incorporated herein by reference.

(21)   Subsidiaries.

(23)   Consent of BDO Seidman, LLP.

(27)   Financial data schedule.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 1999.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FEDDERS CORPORATION
By     /s/Michael Giordano
       -------------------
Michael Giordano
Vice President, Finance
Chief Financial Officer
November 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                         Date

/s/Salvatore Giordano
---------------------
   Salvatore Giordano       Chairman of the Board    November 29, 1999

/s/Salvatore Giordano, Jr.
--------------------------
   Salvatore Giordano, Jr.  Vice Chairman,           November 29, 1999
                            President and Chief Executive
                            Officer and a Director
                            (Principal Executive Officer)

/s/William J. Brennan
---------------------
   William J. Brennan       Director                 November 29, 1999

/s/David C. Chang
-----------------
   David C. Chang           Director                 November 29, 1999

/s/Joseph Giordano
------------------
   Joseph Giordano          Director                 November 29, 1999

/s/C.A. Keen
------------
   C.A. Keen                Director                 November 29, 1999

/s/Howard S. Modlin
-------------------
   Howard S. Modlin         Director                 November 29, 1999

/s/Clarence Russel Moll
-----------------------
   Clarence Russel Moll     Director                 November 29, 1999

/s/S.A. Muscarnera
------------------
   S.A. Muscarnera          Director                 November 29, 1999

/s/Anthony Puleo
----------------
   Anthony Puleo            Director                 November 29, 1999

/s/Michael Giordano
-------------------
   Michael Giordano         Vice President, Finance  November 29, 1999
                            (Principal Financial
                            Officer)

FEDDERS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Amounts in thousands, except per share data)

                                                                       Year Ended August 31,
                                                               1999             1998             1997
                                                        ----------------------------------------------
Net sales                                                 $ 355,956        $ 322,121        $ 314,100
Costs and expenses:
Cost of sales                                               271,365          252,351          244,024
Selling, general and administrative
 expense                                                     41,233           40,210           38,347
Restructuring                                                 3,100           16,750                -
                                                        ----------------------------------------------
                                                            315,698          309,311          282,371

Operating income                                             40,258           12,810           31,729

Partner's net interest in joint venture results                 412              403              568
Interest expense (net of interest
 income of $1,524, $2,599 and $920 in
 1999, 1998 and 1997, respectively)                          (9,684)          (8,610)          (3,430)
                                                        ----------------------------------------------
Income before income taxes                                   30,986            4,603           28,867
Federal, state and foreign income taxes                      10,262            1,611           10,103

Net income                                                   20,724            2,992           18,764

Convertible Preferred stock dividend requirement                  -                -            2,420
                                                        ----------------------------------------------
Net income attributable to
 common stockholders                                      $  20,724        $   2,992        $  16,344
Other comprehensive income(loss):
 Foreign currency translation, net of tax                       (97)            (190)              13
                                                        ----------------------------------------------
Comprehensive income                                      $  20,627        $   2,802        $  16,357
                                                        ----------------------------------------------
Earnings per share:
 Basic                                                    $    0.56        $    0.07        $    0.42
 Diluted                                                       0.56             0.07             0.39
                                                        ----------------------------------------------
Dividends per share declared:
 Convertible Preferred                                            -                -        $   0.318
 Common/Class A                                           $   0.105        $   0.085            0.080
 Class B                                                      0.095            0.077            0.072
                                                        ==============================================



See accompanying notes



                                       F1

FEDDERS CORPORATION CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value data)

                                                                  August 31,
                                                            1999             1998
                                                      -----------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $ 117,509        $  90,986
 Accounts receivable (less allowances of
  $1,373 and $2,032 in 1999 and 1998)                     21,028           14,520
 Inventories                                              61,614           52,261
 Deferred income taxes                                    10,161            5,902
 Other current assets                                      1,496            4,308
                                                      -----------------------------
Total current assets                                     211,808          167,977
Net property, plant and equipment                         70,771           56,318
Deferred income taxes                                      7,676            8,838
Goodwill                                                  73,999           55,159
Other assets                                              18,088           16,337
                                                      -----------------------------
                                                       $ 382,342        $ 304,629
                                                      -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                     $   4,598        $   2,065
 Accounts payable                                         35,432           25,769
 Income taxes payable                                     13,049           14,406
 Accrued expenses                                         46,463           32,101
                                                      -----------------------------
Total current liabilities                                 99,542           74,341
Long-term debt                                           156,765          108,948
OTHER LONG-TERM LIABILITIES:
 Warranty                                                  4,843            2,556
 Other                                                     8,397            9,355
Partner's interest in joint venture                        3,862            4,637
Commitments and contingencies
STOCKHOLDERS' EQUITY (ALL CLASSES $1 PAR VALUE):
 Common Stock, 16,135 and 16,972 issued                   16,135           16,972
 Class A Stock, 19,400 and 19,381 issued                  19,400           19,381
 Class B Stock, 2,267 issued                               2,267            2,267
Additional paid-in capital                                28,069           31,619
Retained earnings                                         53,379           36,496
Accumulated other comprehensive loss                        (288)            (430)
                                                      -----------------------------
                                                         118,962          106,305
Deferred compensation                                     (1,227)          (1,513)
Treasury stock, at cost, 1,764 shares
 of Class A Stock                                         (8,802)               -
                                                      -----------------------------
Total stockholders' equity                               108,933          104,792
                                                      -----------------------------
                                                       $ 382,342        $ 304,629
                                                      =============================

See accompanying notes

                                       F2

 FEDDERS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                             Year Ended August 31,
                                                       1999            1998            1997
                                                 --------------------------------------------
OPERATING ACTIVITIES:
Net income                                         $ 20,724        $  2,992        $ 18,764
Adjustments to reconcile net income
 to net cash from operating activities:
 Depreciation and amortization                       10,279           9,263           9,935
 Deferred income taxes                                5,803         (4,296)             504
 Restructuring charge -
  fixed asset write-down                                  -           5,590               -
CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts receivable                                  2,811         (5,460)         (1,085)
 Inventories                                          1,115          10,626         (9,441)
 Other current assets                                 3,399           6,263         (5,551)
 Other assets                                         1,860         (7,281)           (335)
 Income taxes payable                               (1,357)           4,379         (5,364)
 Accounts payable                                     8,085          15,178         (5,923)
 Accrued expenses                                       503           1,269         (6,973)
 Other long-term liabilities                        (1,175)             704         (3,288)
 Other - net                                          (105)           (403)           (548)
                                                 --------------------------------------------
Net cash provided by
(used in) operations                                 51,942          38,824         (9,305)
                                                 --------------------------------------------
INVESTING ACTIVITIES:
 Purchase of Trion, Inc.                           (39,400)               -               -
 Additions to property, plant
  and equipment                                     (9,378)         (8,497)         (9,236)
 Disposal of property, plant
  and equipment                                           -           1,847             428
 Investment in joint venture                              -         (3,347)               -
                                                 --------------------------------------------
Net cash used in investing
 activities                                        (48,778)         (9,997)         (8,808)
                                                 --------------------------------------------
FINANCING ACTIVITIES:
 Net proceeds from issuance of 9 3/8%
  Senior Subordinated Notes                          47,652               -          96,025
 Repayment and redemption of 8 1/2%
  Convertible Subordinated Debentures                                     -        (22,806)
 Repayments of long-term debt                       (2,685)         (1,903)         (1,992)

 Proceeds from stock options exercised                  254           5,289           1,727
 Tax benefit related to stock
  options exercised                                      47           3,825             479
 Net proceeds from (repayment of)
  Fedders Xinle financing                             1,447         (2,517)           (168)
 Repayment of Trion, Inc. debt                      (6,300)               -               -
 Cash dividends                                     (3,841)         (3,520)         (5,605)
 Repurchases of capital stock                      (13,215)        (49,408)        (29,449)



                                       F3

(Amounts in thousands)

                                                                                             Year Ended August 31,
                                                                                     1999            1998             1997
                                                                              ------------------------------------------------
 Net cash provided by (used in)
  financing activities                                                             23,359        (48,234)           38,211
                                                                              ------------------------------------------------
 Net increase(decrease)in cash and
  cash equivalents                                                                 26,523        (19,407)           20,098
 Cash and cash equivalents at
  beginning of year                                                                90,986         110,393           90,295
                                                                              ------------------------------------------------
 Cash and cash equivalents at
  end of year                                                                   $ 117,509       $  90,986        $ 110,393
                                                                              ------------------------------------------------
SUPPLEMENTAL DISCLOSURE:
 Net interest paid                                                              $  12,283       $  10,654        $   3,406
 Net income taxes (refunded) paid                                                   6,218         (2,788)           14,090
                                                                              ------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITY:
 Exchange of 6,754,000 shares of
  Convertible Preferred Stock for Class A
   Stock on a 1 for 1.022 basis                                                         -       $   6,904                -
                                                                              ================================================




See accompanying notes




                                       F4

FEDDERS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Amounts in thousands)

                                                          Year Ended August 31,
                                                 1999            1998            1997
                                            -------------------------------------------
CONVERTIBLE PREFERRED STOCK
 Balance at beginning of year                       -        $  6,809        $  7,643
 Redemption for Class A Stock                       -         (6,754)               -
 Conversion to Class A Stock                        -               -           (129)
 Repurchase and retirement of stock                 -            (55)           (705)
                                            -------------------------------------------
Balance at end of year                              -               -        $  6,809
                                            -------------------------------------------
COMMON STOCK
 Balance at beginning of year                $ 16,972        $ 18,990        $ 18,990
 Shares relinquished or purchased                   -           (100)               -
 Repurchase and retirement of stock             (837)         (1,918)               -
                                            -------------------------------------------
Balance at end of year                       $ 16,135        $ 16,972        $ 18,990
                                            -------------------------------------------
CLASS A STOCK
 Balance at beginning of year                $ 19,381        $ 20,074        $ 19,416
 Redemption of Convertible Preferred
 Stock                                              -           6,904               -
 Conversion of Convertible Preferred
 Stock                                              -               -             129
 Stock options exercised                           19           4,251             529
 Issuance of restricted stock                       -             300               -
 Retirement of Class A treasury shares              -        (12,148)               -
                                            -------------------------------------------
Balance at end of year                       $ 19,400        $ 19,381        $ 20,074
                                            -------------------------------------------
CLASS B STOCK
 Balance at beginning of year                $  2,267        $  2,267        $  2,267
Balance at end of year                          2,267           2,267           2,267
ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of year                  31,619          85,702          87,728
 Stock options exercised                          235          10,287           1,198
 Tax benefit related to stock
  options exercised                                47           3,825             479
 Repurchase of stock                          (3,832)         (9,917)         (3,703)
 Retirement of treasury shares                      -        (59,591)               -
 Issuance of restricted stock                       -           1,463               -
 Redemption of Convertible Preferred
  Stock                                             -           (150)               -
                                            -------------------------------------------
Balance at end of year                       $ 28,069        $ 31,619        $ 85,702
                                            ===========================================





                                       F5

(Amounts in thousands)

                                                       Year Ended August 31,
                                                 1999            1998            1997
                                           --------------------------------------------
RETAINED EARNINGS
 Balance at beginning of year                $ 36,496        $ 37,024       $  23,865
 Net income                                    20,724           2,992          18,764
 Dividends                                    (3,841)         (3,520)         (5,605)
                                           --------------------------------------------
Balance at end of year                       $ 53,379        $ 36,496       $  37,024
                                           --------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS
 Balance at beginning of year                $  (430)        $  (138)       $   (158)
 Foreign currency translation
 adjustment                                      142            (292)             20
                                           --------------------------------------------
Balance at end of year                       $  (288)        $  (430)       $   (138)
                                           --------------------------------------------
DEFERRED COMPENSATION
 Balance at beginning of year                $(1,513)               -               -
 Issuance of restricted stock                       -        $(1,763)               -

 Amortization of deferred compensation            286             250               -
                                           --------------------------------------------
Balance at end of year                       $(1,227)        $(1,513)               -
TREASURY STOCK
 Balance at beginning of year                       -        (25,041)               -
 Repurchase of stock                          (8,546)        (37,504)       $(25,041)
 Shares relinquished or purchased               (256)         (9,194)               -
 Retirement of treasury shares                                 71,739               -
                                           --------------------------------------------
Balance at end of year                       $(8,802)               -       $(25,041)
                                           ============================================


See accompanying notes






                                       F6

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended August 31, 1999, 1998 and 1997; amounts in thousands, except per share, share and market data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Fedders Corporation (the "Company") and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

NET SALES
Sales are recorded, at time of shipment, net of provisions for sales allowances, and warranty.

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

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected in accumulated other comprehensive loss as a separate component of stockholders' equity.

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

INVENTORIES
Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write-downs, which have historically been insignificant, are recorded in the period in which they are identified. Inventories consist of the following at August 31:





                                       F7

                                                    1999           1998
                                                ------------------------
Finished goods                                   $29,328        $25,553
Work-in-process                                    3,298          4,132
Raw materials and supplies                        28,988         22,576
                                                ------------------------
                                                 $61,614        $52,261
                                                ========================


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

                                          Estimated Useful
                                              Life                                 1999                      1998
                                          ------------------------------------------------------------------------
Land and improvements                                                           $  4,042                  $  2,994
Buildings                                 20 to 30 years                          31,257                    22,326
Machinery and equipment                   5 to 12 years                          102,380                    79,454
Machinery and equipment
 under capital leases                     12 years                                 6,657                     8,647
                                          ------------------------------------------------------------------------
Property, plant and
 equipment                                                                       144,336                   113,421
                                          ------------------------------------------------------------------------
Accumulated depreciation                                                        (73,565)                  (57,103)
                                          ------------------------------------------------------------------------
                                                                                $ 70,771                  $ 56,318
                                          ========================================================================


Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. Accumulated depreciation includes $1,966 and $1,287 of depreciation related to equipment under capital leases in 1999 and 1998, respectively.

GOODWILL
Goodwill is generally amortized over 40 years using the straight-line method and recoverability is evaluated periodically based on the expected undiscounted net cash flows of the related businesses. Goodwill and other assets are net of accumulated amortization of $14,011 and $12,171 at August 31, 1999 and 1998, respectively.


                                       F8

OTHER ASSETS
On June 3, 1998, the Company entered into a joint venture with Bosch-Siemens Hausgerate GmbH ("BSH") in Estella, Spain to manufacture room air conditioners in that country. The Company contributed $3,347 of cash for its 50% interest in the BSH and Fedders International Air Conditioning,

S.A. joint venture. The Company's investment in the joint venture is accounted for under the equity method.

Other assets consist of the following at August 31:

                                                1999          1998
                                            ----------------------
Note due from an executive officer           $ 4,000       $ 4,000
 (note 11)
Unamortized deferred finance costs             3,281         3,284
Cash surrender value of life insurance         4,136         3,192
Investment in joint venture                    2,363         3,078
Other                                          4,308         2,783
                                            ----------------------
                                             $18,088       $16,337
                                            ========================


ACCRUED EXPENSES

Accrued expenses consist of the following at August 31:

                                          1999          1998
                                       ----------------------
Warranty                               $ 4,269       $ 3,271
Marketing programs                       9,812         9,508
Salaries and benefits                   12,389         8,465
Restructuring, principally lease
 terminations                            2,310         4,768
Insurance and taxes                      3,115         1,952
Acquisition Costs                        4,999             -
Other                                    9,569         4,137
                                       ----------------------
                                       $46,463       $32,101
                                       ======================


INCOME TAXES
Deferred income taxes provided to reflect the tax effects of temporary differences between assets and liabilities for financial reporting purposes and income tax purposes. Provisions are also made for U.S. income taxes on undistributed earnings of foreign subsidiaries not considered to be indefinitely reinvested (note 7).



                                       F9

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to expense as incurred and amount to $6,742, $6,557 and $6,268 in 1999, 1998 and 1997, respectively.

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

RISKS AND UNCERTAINTIES
Approximately 1% of the Company's employees are covered by a collective bargaining agreement which expires in August 2005. Another 18% of the Company's employees are covered by a separate collective bargaining agreement which expires in October 2001.

EARNINGS PER SHARE
Basic earnings per share are computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share.

Earnings per share amounts for 1997 have been restated to conform to the requirements of SFAS 128. The computation of basic earnings per share and diluted earnings per share is as follows:





                                      F10

                                           1999           1998           1997
                                      -----------------------------------------
Net income                             $ 20,724       $  2,992       $ 18,764
Preferred Stock dividends                     -              -        (2,420)
                                      -----------------------------------------
Income attributable to common
 stockholders for basic earnings
 per share                             $ 20,724       $  2,992       $ 16,344
Convertible Preferred Stock
 Dividends                                    -              -          2,420
                                      -----------------------------------------
Income attributable to common
 stockholders after assumed
 conversion                            $ 20,724       $  2,992       $ 18,764
                                      -----------------------------------------
Basic weighted average shares
 Outstanding                             36,870         41,355         38,931
Dilutive effect of potential
 Common Stock:
  Stock option plans                        228          1,202          1,957
  Convertible Preferred Stock                 -              -          6,959
                                      -----------------------------------------
Dilutive potential shares
 Outstanding                             37,098         42,557         47,847
                                      -----------------------------------------
Earnings per share:
 Basic                                 $   0.56       $   0.07       $   0.42
 Diluted                                   0.56           0.07           0.39
                                      =========================================

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of long-term debt (including current portion) estimated to be $156,000 is based on the rates obtained by the Company during the issuance of debt in August 1999.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently SFAS 133 will not have a material effect on the consolidated financial statements.





                                      F11

2.  RESTRUCTURING
In August 1999, the Company added to the 1998 restructuring of its operations to include a one-time net charge of $3,100. The charge consisted of a machinery and equipment write-down to estimated recoverable value ($44), an amount for production equipment leases ($629), other contractual obligations ($2,218), and personnel-related costs ($209). The restructuring related to transferring production of pumps for compressors from the U.S. to Taiwan and China.

In January 1998, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time expense totaling $16,750 in the second fiscal quarter ending February 28, 1998. The charge consisted of production machinery and equipment write-downs to estimated recoverable value($5,590), an amount for production machinery and equipment lease terminations ($4,030) primarily related to outsourcing, other administrative facility lease terminations ($826), personnel-related outsourcing costs including a contract settlement ($2,505) and severence payments ($1,298), and administrative facility closing costs ($2,501). The restructuring did not result in factory closings. However, it did involve shifting some additional production from North America to China and increasing component outsourcing. As part of the restructuring, all of Fedders International, Inc.'s activities, including executive management located at the Company's headquarters in New Jersey, were relocated to the Company's Asian headquarters in Singapore. The sales, marketing, research and design, service and administrative support functions of Fedders North America, Inc. were relocated to the Company's facility in Illinois.

3. LITIGATION
The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the accompanying financial statements.

4. SHORT-TERM BORROWING
At August 31, 1999 and 1998, the Company had no short-term borrowing under its revolving credit facility with a commercial finance company. Availability under the facility of $100,000 at August 31, 1999 and $50,000 at August 31, 1998 is based on accounts receivable and inventory and requires maintenance of certain financial covenants. The maximum amount outstanding under the credit facility was $33,899 and $8,593 during fiscal 1999 and 1998, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $5,347 and 7.75% in fiscal 1999 and $460 and 8.5 % in fiscal 1998. The credit facility is collateralized by substantially all of the Company's assets and is in effect until February 2003. The rate of interest on the facility is the lesser of the prime rate or LIBOR plus 2.25%.

                                      F12

5. LONG-TERM DEBT
Long-term debt consists of the following at August 31:

                                                          1999           1998
                                                     --------------------------
9 3/8% Senior Subordinated Notes due
in 2007:
 $100,000 principal amount less
 unamortized discount of $381 and $429,               $ 99,619       $ 99,571
 $50,000 principal amount less
 unamortized discount of $2,348                         47,652              -
Fedders Xinle 8% promissory note                         5,061          3,614
Promissory note payable to the State of
 Illinois, interest at 1%                                3,389          3,521
Trion Industrial Revenue Bond, interest at 5%            3,200              -
Capital lease obligations                                2,442          4,307
                                                     --------------------------
                                                       161,363        111,013
                                                     --------------------------
Less current maturities                                  4,598          2,065
                                                     --------------------------
                                                      $156,765       $108,948
                                                     ==========================

Aggregate amounts of long-term debt, excluding capital leases of $2,442, maturing in each of the years ending August 31 are: 2000 - $346, 2001-$349, 2002
- $352, 2003 - $356, 2004 - $360, and thereafter $158,921.

In August 1997, a subsidiary of the Company issued $100,000 principal amount of 9 3/8% Senior Subordinated Notes due 2007. In August, 1999, a subsidiary of the Company issued an additional $50,000 principal amount of 9 3/8% Senior Subordinated Notes due 2007. The notes are guaranteed by the Company on a senior subordinated basis. The notes may be redeemed by Fedders North America after August 2002 at a redemption price of 104.688% of principal amount. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary.

The long-term promissory note of Fedders Xinle Co. Ltd. is payable to a People's Republic of China bank and matures in 2008. The loan is secured by certain joint venture assets and is not guaranteed by the Company or its other subsidiaries. Fedders Xinle made payments of $964 during fiscal 1999.

The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next nine years, and is collateralized by a mortgage on the Company's Illinois facility.



                                      F13

The Trion Industrial Revenue Bond is due in November 2011, bears interest at approximately 5.0% and requires no principal payments until maturity. This bond is collateralized by Trion's Sanford, North Carolina facility, including real property and equipment.

6. LEASES

OPERATING LEASES
The Company leases certain property and equipment under operating leases, which expire over the next four years. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair rental value for a period of one month to four years. Minimum payments for operating leases having non-cancelable terms are as follows: $1,894, $1,246, $979, $622 and $444 in 2000, 2001, 2002, 2003 and 2004,
respectively. Minimum lease payments total $5,185. Total rent expense for all operating leases amounted to $1,513, $3,940 and $3,749 in 1999, 1998 and 1997, respectively.

CAPITAL LEASES
Aggregate future minimum rental payments under capital leases for the years ended August 31 are as follows: $1,899, $186, $186, $155, and $16 in 2000, 2001,
2002, 2003, and 2004, respectively. The present value of minimum lease payments is $2,442.

7. INCOME TAXES
The provision for income tax consists of the following components:

                                          1999            1998            1997
                                     -------------------------------------------
Current:
 Federal                              $  3,816        $  1,854        $  8,005
 State                                     281             170             714
 Foreign                                   315              58             401
                                     -------------------------------------------
                                         4,412           2,082           9,120
                                     -------------------------------------------
Charge in lieu of income taxes:             47           3,825             479
                                     -------------------------------------------
Deferred:
 Federal                                 5,741         (3,970)             380
 State                                      62           (326)             124
                                     -------------------------------------------
                                         5,803         (4,296)             504
                                      $ 10,262        $  1,611        $ 10,103
                                     ===========================================



                                      F14

The exercise of stock options to acquire shares of the Company's Class A Stock creates a compensation deduction for income tax purposes for which there is no corresponding expense required for financial reporting purposes. The tax benefits related to these deductions are reflected as a charge in lieu of income taxes and a credit to additional paid-in capital.

Deferred tax assets result from temporary differences between assets and liabilities for financial reporting and income tax purposes, and include the components related to the acquisition of Trion, Inc. as of August 31, 1999. The components are as follows at August 31:

                                            1999            1998
                                       ---------------------------
Warranty                                $  3,838        $  2,011
Depreciation                             (2,666)           2,190
Employee benefit programs                  6,024           4,697
Inventory                                  3,875           2,553
Net operating loss and tax credit
carryforwards                              3,846           5,575
Restructuring                              1,990           1,907
Other                                      3,017           2,543
                                       ---------------------------
                                          19,924          21,476
Valuation allowance                      (2,087)         (6,736)
                                       ---------------------------
                                        $ 17,837        $ 14,740
                                       ===========================


The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items:

                                          1999            1998            1997
                                    --------------------------------------------
Expected tax at statutory rate        $ 10,845        $  1,611        $ 10,103
Valuation allowance reflected
 in current income                           -               -           (289)
State taxes, less federal
 income tax benefit                        151              95             545
Prior year provisions no longer
 required                              (1,029)           (297)           (675)
Other                                      295             202             419
                                    --------------------------------------------
                                      $ 10,262        $  1,611        $ 10,103
                                    ============================================



                                      F15

At August 31, 1999, the Company has U.S. net operating loss and tax credit carryforwards of approximately $5,000 and $1,200, respectively, which are restricted as to use and expire in the years 2001 through 2010. Due to a revision in the estimated recoverability of these amounts, the Company reduced the valuation allowance and the corresponding goodwill associated with the 1996 acquisition of NYCOR, Inc. each by $5,000. The remaining valuation allowance reflects the uncertainty associated with the future realization of these and other deferred tax assets.

8. INDUSTRY SEGMENT
The Company operates in one industry segment and sells its indoor air treatment products primarily direct to retailers and also through manufacturers representatives, private label arrangements and distributors. In 1999, two customers each accounted for 29% of net sales. In 1998, one customer accounted for 30% of net sales and a second customer accounted for 27% of net sales. In 1997, one customer accounted for 27% of net sales and a second customer accounted for 19% of net sales.

9. CAPITAL STOCK
In August 1998, the Company's Board of Directors authorized a $30,000 stock repurchase plan (the "$30 Million Plan")for the Company's Common and Class A Stock. In 1997, the Company's Board of Directors authorized a $50,000 stock repurchase plan (the "$50 Million Plan")for the Company's Common and Class A Stock.

Common Stock (80,000,000 shares authorized): During fiscal 1999, 837,000 shares were repurchased and retired for $4,669 under the $30 Million Plan. During fiscal 1998, 1,917,500 shares were repurchased for $11,487 and retired under the $50 Million Plan. Shares of Common Stock are reserved for the conversion of Class A and Class B Stock as indicated herein.

Class A Stock (60,000,000 shares authorized): During fiscal 1999, 1,763,600 shares were repurchased for $8,546 under the $30 Million Plan. During fiscal 1998, 5,750,132 shares were repurchased for $33,937 under the $50 Million Plan. An additional 2,063,173 shares were received from employees and retired in connection with the exercise of stock options under the Company's stock options plans and amounted to $12,772. During fiscal 1997, 4,334,800 shares were repurchased under an earlier $25 million stock repurchase plan and were held in treasury as of August 31, 1997. All Class A shares that were repurchased during fiscal 1998 and 1997 were retired as of August 31, 1998. Shares of Class A Stock reserved under the Company's stock option plans amounted to 5,819,933 and 10,138,000 at August 31, 1999 and 1998, respectively. Class A Stock has rights, including dividend rights, substantially identical to the Common Stock, except that the Class A Stock will not be entitled to vote except to the extent provided under Delaware law. Class A Stock is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock and accordingly, 22,792,082 and 37,171,281 shares of




                                      F16

Common Stock are reserved for such conversion at August 31, 1999 and 1998, respectively. In 1998, the Company granted 300,000 shares of restricted stock to an executive officer, the value of which was $1,763 (note 11).

Class B Stock (7,500,000 shares authorized): Class B Stock is immediately convertible into Common Stock on a share-for-share basis and accordingly, at August 31, 1999 and 1998, 2,266,606 shares of Common Stock are reserved for such conversion. Class B Stock has greater voting power, in certain circumstances (ten-to-one in the election of directors), but receives a lower dividend, if declared, equal to 90% of the dividend on Common Stock, and has limited transferability. Class B Stock also votes separately, as a class, on certain significant issues.

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

On September 1, 1996, the Company adopted SFAS 123 "Accounting for Stock Based Compensation" and chose to continue the application of APB Opinion 25 and related interpretations in accounting for its stock options issued to employees. Accordingly, the adoption of SFAS 123 did not have a material effect on the Company's consolidated financial statements. Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                         1999                         1998
                                                  ------------------------------------------
Net income attributable to
  common stockholders:
                                    As reported       $20,724                      $ 2,992
                                      Pro forma        20,676                        2,553
Basic earnings per share:
                                    As reported       $  0.56                      $  0.07
                                      Pro forma          0.56                         0.06
Diluted earnings per share:
                                    As reported       $  0.56                      $  0.07
                                      Pro forma          0.56                         0.06
                                                  ==========================================



                                      F17

The stock option plan summary and changes during each year are presented below:

                                              1999           1998                1997
                                          ---------------------------------------------
Options outstanding at beginning of
 year                                        1,675          5,992               4,852
Granted                                         54             21               1,761
Canceled                                         -           (91)                (92)
Exercised                                     (85)        (4,247)               (529)
                                          ---------------------------------------------
Options outstanding at end of year           1,644          1,675               5,992
Options exercisable at end of year           1,588          1,655               3,385
                                          ---------------------------------------------
                                            $ 2.67         $ 2.67              $ 1.87
Exercise price per share                   to 5.75        to 5.75             to 5.50
                                          =============================================

Options exercisable at August 31, 1999 have an average exercise price of $4.62. The fair value of the stock options granted during 1999, 1998 and 1997 was $1,33, $1.71 and $1.41, respectively. The fair value of each option granted is estimated on the date of granting using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                   1999             1998             1997
                             ----------------------------------------------
Expected dividend yield         $  0.105         $  0.085         $  0.080
Risk-free rate                      6.1%             6.1%             6.1%
Expected life in years                 4                4                4
Volatility                           32%              32%              32%
                             ==============================================


The following table summarizes information on stock options outstanding at August 31, 1999:

                        Options Outstanding                                  Options Exercisable
----------------------------------------------------------------------------------------------------------------
          Exercise        Number       Contractual      Exercise           Number           Exercise
           Prices       Outstanding     Life (1)        Price (1)        Exercisable        Price (1)
        $2.67-4.00           60            2.44           $3.46              60               3.59
        $4.75-5.75          542            2.36            4.79             542               4.75
        $4.75-5.50          441            2.61            4.87             385               4.79
        $4.50-5.13          473            1.40            4.68             473               4.68
        $3.30-4.20          128            0.16            3.37             128               3.37
---------------------------------------------------------------------------------------------------------------
                          1,644            1.89            4.62           1,588               4.62
================================================================================================================



                                      F18

11. PENSION PLANS AND OTHER COMPENSATION ARRANGEMENTS
The Company maintains a 401(k) defined contribution plan covering all U.S. employees except union employees at one subsidiary. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $1,096, $1,328 and $1,340 in 1999, 1998 and 1997, respectively.

The Company has an agreement with an officer that has a term of ten years from any point in time and provides for annual base and incentive compensation during the employment period, a disability program, post-retirement benefits and a death benefit in an amount equal to ten times the prior year's compensation, payable by the Company over ten years. The estimated present value of future non-salary benefits payable under the agreement has been determined based upon certain assumptions and is being amortized over the expected remaining years of service to the Company.

The Company has an agreement with another officer that has a term that extends through September 2003. The agreement provides for annual base and incentive compensation, a non-interest bearing, uncollateralized loan maturing in September 2004 (note 1), a retirement contribution that vests over the life of the agreement and restricted stock that vests in January 2004 (note 9). The Company is amortizing the retirement contribution and the restricted stock over the life of the agreement.

The Company provides a portion of health care and life insurance benefits for retired employees who elect to participate in the Company's plan. SFAS 106 requires accrual accounting for all post-retirement benefits other than pension. At August 31, 1999 and 1998, post-retirement benefits, although immaterial, were fully accrued with no significant change between these dates.

12. ACQUISITION
In August 1999, a subsidiary of the Company acquired substantially all outstanding shares of common stock of Trion, Inc., a manufacturer of indoor air quality products, by way of a cash tender offer totaling $39.4 million. The acquisition was accounted for using the purchase method, with the purchase price allocated to assets acquired based on their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the acquired net assets $25,620 was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

The Company's consolidated financial statements include the operating results of Trion, Inc. Since August, 1999. The following table presents the unaudited pro forma results of operations as if this transaction occurred on September 1, 1997. The pro forma results have been prepared for comparitive purposes only and do not purport to be indicative of what would have actually occurred had the merger been consummated at the beginning of fiscal 1998 or of results which may occur in the future.


                                      F19

(Unaudited)                 1999           1998
                       --------------------------
Net sales               $410,444       $386,533
Operating income          42,053         16,517
Net income                20,646          3,070
                       --------------------------
Income per share:
  Primary               $   0.56       $   0.07
  Fully diluted         $   0.56       $   0.07
                       ==========================



13.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Fedders North America, Inc. ("FNA") is a wholly owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the senior subordinated notes due 2007, of which $100,000 were issued in August 1997, and $50,000 were issued in August, 1999 (the "Offering") (note 5). The Company's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA and for the Company and its subsidiaries other than FNA, and should be read in connection with the consolidated financial statements of the Company.

The amounts shown for FNA (presented under the caption "Fedders North America") in the following historical condensed consolidating financial statements include the accounts of Trion, Inc., which was acquired by FNA by way of a cash tender offer totaling $39.4 million. (note 12). The amounts presented under the caption "Other Fedders" include the parent and its subsidiaries.

Certain prior year amounts have been reclassified to conform to current year presentation.




                                      F20

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                               Fiscal Year Ended August 31, 1999
                               ---------------------------------------------------------------
                                   Fedders           Other          Elimination      Fedders
                                North America       Fedders           Entries      Corporation
                               ---------------------------------------------------------------
Net sales                        $ 326,793        $  29,163                -        $ 355,956
Cost of sales                      247,158           24,207                -          271,365
Selling, general and
 administrative
 expense (a)                        31,282            9,951                -           41,233
Restructuring charge                 3,100                -                -            3,100
                               ---------------------------------------------------------------
Operating income (loss)             45,253          (4,995)                -           40,258
Partners net interest in
 joint venture                           -              412                -              412
Net interest income
  (expense) (b)                   (10,121)              437                -          (9,684)
Dividend income (g)                      -           25,714         (25,714)                -
                               ---------------------------------------------------------------
Profit (loss) before
 income taxes                       35,132           21,568         (25,714)           30,986
Income taxes (benefit)              11,512          (1,250)                -           10,262
                               ---------------------------------------------------------------
Net income (loss)
 attributable to common
 stockholders                       23,620          (2,896)                -           20,724
Other comprehensive income
(loss):
 Foreign currency
  translation, net of tax             (42)             (55)                -             (97)
                               ---------------------------------------------------------------
Comprehensive income             $  23,578        $  22,763        $  25,714        $  20,627
                               ==============================================================



                                      F21

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                            Fiscal Year Ended August 31, 1998
                                ----------------------------------------------------------------
                                   Fedders           Other        Elimination         Fedders
                                 North America      Fedders         Entries         Corporation
                                ----------------------------------------------------------------
Net sales                        $ 289,412        $  32,709                  -       $ 322,121
Cost of sales                      226,805           25,546                  -         252,351
Selling, general and
 administrative
 expense (a)                        25,768           14,442                  -          40,210
Restructuring charge                15,360            1,390                             16,750
                                ----------------------------------------------------------------
Operating income (loss)             21,479          (8,669)                  -          12,810
Partners net interest in
 joint venture                           -              403                  -             403
Net interest income
 (expense) (b)                     (10,354)           1,744                  -         (8,610)
                                ----------------------------------------------------------------
Profit (loss) before
 income taxes                       11,125          (6,522)                  -           4,603
Income taxes (benefit)               3,894          (2,283)                  -           1,611
                                ----------------------------------------------------------------
Net income (loss)
 attributable to common
 stockholders                        7,231          (4,239)                  -           2,992
Other comprehensive income
(loss):
 Foreign currency
  translation, net of tax                -            (190)                  -           (190)
                                ----------------------------------------------------------------
Comprehensive income:            $   7,231        $ (4,429)                  -       $   2,802
                                ================================================================





                                      F22

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                  Fiscal Year Ended August 31, 1997
                              -------------------------------------------------------------------
                                   Fedders            Other        Elimination        Fedders
                                 North America      Fedders          Entries        Corporation
                              -------------------------------------------------------------------
Net sales                        $ 271,874        $  42,226                -        $ 314,100
Cost of sales                      206,870           37,154                -          244,024
Selling, general and
 administrative
 expense (a)                        26,130           12,217                -           38,347
                              -------------------------------------------------------------------
Operating income (loss)             38,874          (7,145)                            31,729
Partners net interest in
 joint venture                           -              568                -              568
Net interest income
 (expense) (b)                     (4,341)              911                -          (3,430)
                              -------------------------------------------------------------------
Profit (loss) before                34,533          (5,666)                -           28,867
 income taxes

Income taxes (benefit)              12,087          (1,984)                -           10,103
                              -------------------------------------------------------------------
Net income (loss)                   22,446          (3,682)                -           18,764
Dividend income (f)                      -           72,300         (72,300)                -
Preferred stock dividend
 requirement                             -            2,420                -            2,420
                              -------------------------------------------------------------------

Net income (loss)
 attributable to common
 stockholders                       22,446           66,198         (72,300)           16,344
Other comprehensive income
(loss):
 Foreign currency
  translation, net of tax                -               13                -               13
                              -------------------------------------------------------------------
Comprehensive income:            $  22,446        $  66,211        $(72,300)        $  16,357
                              ===================================================================




                                      F23

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                        Fiscal Year Ended August 31, 1999
                                                     ---------------------------------------------------------------------------
                                                       Fedders               Other             Elimination           Fedders
                                                     North America          Fedders              Entries           Corporation
                                                     ---------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash                                                   $76,092             $ 41,417                     -            $117,509
 Net Accounts Receivable                                 13,655                7,373                     -              21,028
 Inventories                                             46,991               14,623                     -              61,614
 Other current assets                                     5,714                5,943                     -              11,657
                                                     ---------------------------------------------------------------------------
Total current assets                                   $142,452             $ 69,356                     -            $211,808
Investments in
 subsidiaries                                                 -              104,306            $(104,306)                   -
Property, plant and
 equipment, net                                          60,226               10,545                     -              70,771
Goodwill                                                 67,228                6,771                     -              73,999
Other long-term assets                                    9,835               15,929                     -              25,764
                                                     ---------------------------------------------------------------------------
                                                       $279,741             $206,907            $(104,306)            $382,342
                                                     ---------------------------------------------------------------------------
LIABILITIES AND
STOCKHOLDER'S EQUITY
Current Liabilities:
 Current portion long-term
  debt                                                  $ 2,188               $2,410                     -            $  4,598
 Accounts and income taxes
  payable                                                52,436              (3,955)                     -              48,481
 Accrued expenses                                        40,960                5,503                     -              46,463
                                                     ---------------------------------------------------------------------------
Total current liabilities                               $95,584               $3,958                     -            $ 99,542

Long-term debt                                          154,114                2,651                     -             156,765
Other long-term
 liabilities                                              2,301               14,801                     -              17,102
Stockholders' equity:
 Common, Class A, and
  Class B Stock                                               5               37,802                   (5)              37,802
 Paid-in capital                                         21,292              179,996             (173,219)              28,069
 Retained earnings
  (deficit) (g)                                           6,761             (22,300)                68,918              53,379
 Deferred compensation
  and Treasury Stock                                          -             (10,029)                     -            (10,029)
Accumulated other
 comprehensive profit
 (loss)                                                   (316)                   28                     -               (288)
                                                     ---------------------------------------------------------------------------
Total stockholders' equity                               27,742              185,497             (104,306)             108,933
                                                     ---------------------------------------------------------------------------
                                                       $279,741             $206,907            $(104,306)            $382,342
                                                     ===========================================================================



                                      F24

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                               CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                 Fiscal Year Ended August 31, 1998
                                           ---------------------------------------------------------------------------
                                               Fedders                Other          Elimination            Fedders
                                            North America            Fedders           Entries            Corporation
                                           ---------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash                                         $  6,014             $ 84,972                    -           $  90,986
 Net Accounts Receivable                        11,328                3,192                    -              14,520
 Inventories                                    39,335               12,926                    -              52,261
 Other current assets                            6,952                3,258                    -              10,210
                                           ---------------------------------------------------------------------------
Total current assets                          $ 63,629             $104,348                    -            $167,977
Investments in
 subsidiaries                                        -              104,306           $(104,306)                   -
Property, plant and
 equipment, net                                 45,446               10,872                    -              56,318
Goodwill                                        48,873                6,286                    -              55,159
Other long-term assets                           7,460               17,715                    -              25,175
                                           ---------------------------------------------------------------------------
                                              $165,408             $243,527           $(104,306)            $304,629
                                           ---------------------------------------------------------------------------
LIABILITIES AND
STOCKHOLDER'S EQUITY
Current Liabilities:
 Current portion long-term
  debt                                        $  2,060              $     5                    -            $  2,065
 Accounts and income taxes
  payable                                       38,773                1,402                    -              40,175
 Accrued expenses                               28,571                3,530                    -              32,101
                                           ---------------------------------------------------------------------------
Total current liabilities                     $ 69,404              $ 4,937                    -            $ 74,341

Net due to (from)
 affiliates                                   (40,891)               40,891                    -                   -
Long-term debt                                 105,334                3,614                    -             108,948
Other long-term
 liabilities                                     3,391               13,157                    -              16,548
Stockholders' equity:
 Common, Class A, and
  Class B Stock                                      5               38,620                  (5)              38,620
 Paid-in capital                                21,292              183,546            (173,219)              31,619
 Retained earnings
  (deficit)  (f)                                 7,231             (39,653)               68,918              36,496
 Deferred compensation                               -              (1,513)                    -             (1,513)
 Accumulated other
 comprehensive profit
  (loss)                                         (358)                 (72)                    -               (430)
                                           ---------------------------------------------------------------------------
Total stockholders' equity                      28,170              180,928            (104,306)             104,792
                                              $165,408             $243,527           $(104,306)            $304,629
                                           ===========================================================================



                                      F25

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                   Fiscal Year Ended August 31, 1999
                                                       -----------------------------------------------------------------
                                                          Fedders                  Other                     Fedders
                                                        North America             Fedders                  Corporation

Net cash provided by operations                         $ 56,243                 $(4,301)                     $ 51,942
                                                       -----------------------------------------------------------------
Net additions to property, plant and
 equipment                                               (5,713)                  (3,665)                      (9,378)
Purchase of Trion, Inc.                                 (39,400)                        -                     (39,400)
                                                       -----------------------------------------------------------------
Net cash used in investing activities                   (45,113)                  (3,665)                     (48,778)
                                                       -----------------------------------------------------------------
Net repayments of short and long-term
 borrowings                                              (6,300)                  (2,685)                      (8,985)
Net proceeds from Senior Subordinated
 Notes                                                    47,652                        -                       47,652
Net proceeds from Xinle financing                              -                    1,447                        1,447
Cash dividends                                          (25,714)                 (21,873)                      (3,841)
Proceeds from stock options exercised                          -                      254                          254
Tax benefit of stock options
 excercised                                                    -                       47                           47
Repurchase of capital stock                                    -                 (13,215)                     (13,215)
Change in net due to (from) affiliate                     43,310                 (43,310)                            -
                                                       -----------------------------------------------------------------
Net cash used in financing activities                     58,948                 (35,589)                       23,359
                                                       -----------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                         70,078                 (43,555)                       26,523
Cash and cash equivalents at
 beginning of year                                         6,014                   84,972                       90,986
                                                       -----------------------------------------------------------------
Cash and cash equivalents at end of
 year                                                    $76,092                  $41,417                     $117,509
                                                       =================================================================




                                      F26

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     Fiscal Year Ended August 31, 1998
                                                      -------------------------------------------------------------------
                                                            Fedders                   Other                    Fedders
                                                         North America               Fedders                 Corporation
                                                      -------------------------------------------------------------------
Net cash provided by operations                            $ 43,320                 ( 4,496)                   $ 38,824
                                                      -------------------------------------------------------------------
Net additions to property, plant and                        (5,351)                  (4,646)                    (9,997)
 equipment, being cash used in
 investing activities
                                                      -------------------------------------------------------------------
Net repayments from short and                               (1,822)                  (2,598)                    (4,420)
 long-term borrowings
Cash dividends                                                    -                  (3,520)                    (3,520)

Tax benefit related to stock options
 exercised                                                        -                    3,825                      3,825
Proceeds from stock options exercised                             -                    5,289                      5,289
Repurchase of capital stock                                       -                 (49,408)                   (49,408)
Change in net due to (from) affiliate                      (30,133)                   30,133                          -
                                                      -------------------------------------------------------------------
Net cash used in financing activities                      (31,955)                 (16,279)                   (48,234)
                                                      -------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                             6,014                 (25,421)                   (19,407)
Cash and cash equivalents at
 beginning of year                                                -                  110,393                    110,393
                                                      -------------------------------------------------------------------
Cash and cash equivalents at end of
 year                                                      $  6,014                 $ 84,972                   $ 90,986
                                                      ===================================================================






                                      F27

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  Fiscal Year Ended August 31, 1997
                                                       -------------------------------------------------------------------
                                                           Fedders                   Other                     Fedders
                                                         North America              Fedders                  Corporation
                                                       -------------------------------------------------------------------
Net cash provided by operations                            $ 12,694                $(21,999)                    $ (9,305)
                                                       -------------------------------------------------------------------
Net additions to property, plant and                        (6,750)                  (2,058)                      (8,808)
 equipment, being cash used in
 investing activities
                                                       -------------------------------------------------------------------
Net repayments from short and long-                        $(1,716)                $   (276)                    $ (1,992)
 term borrowings
Cash dividends                                                    -                  (5,605)                      (5,605)
Proceeds from stock options exercised                             -                    1,727                        1,727
Tax benefit related to stock options
 exercised                                                        -                      479                          479
Proceeds from bond offering                                  96,025                        -                       96,025
Redemption of 8  1/2% convertible
 subordinated debentures                                          -                 (22,806)                     (22,806)
Purchase of Class A Stock                                         -                 (25,041)                     (25,041)
Purchase of Preferred Stock                                       -                  (4,408)                      (4,048)
Other                                                             -                    (168)                        (168)
Intercompany dividend                                      (72,300)                   72,300                            -
Change in net due to (from) affiliate                      (27,953)                   27,953                            -
                                                       -------------------------------------------------------------------
Net cash used in financing activities                      $(5,944)                   44,155                     $ 38,211
                                                       -------------------------------------------------------------------
Net increase (decrease) in cash and                               -                   20,098                       20,098
 cash equivalents
Cash and cash equivalents at                                      -                   90,295                       90,295
 beginning of year
                                                       -------------------------------------------------------------------
Cash and cash equivalents at end of                               -                 $110,393                     $110,393
 year
                                                       ===================================================================





                                      F28

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (Continued)

INTERCOMPANY TRANSACTIONS

The historical condensed consolidating financial statements presented above include the following transactions between FNA and the Company;

a) The Company charges corporate overhead to FNA essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to $14,090, $9,383 and $9,747 for the years ended August 31, 1999, 1998 and 1997, respectively.

b) In 1999 and 1998, FNA's interest expense reflects actual interest charges on the 9 3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note and capital lease obligations. In 1997, the Company allocated interest expense to FNA based upon the level of FNA's working capital at the prime rate of interest in the prior year. Such interest charge amounted to $3,953 for the year ended at August 31, 1997.

c) FNA's depreciation and amortization for the years ended August 31, 1999, 1998 and 1997 amounted to $6,990, $7,500 and $7,847, respectively. Capital expenditures of FNA for the same periods amounted to $5,713, $8,083 and $7,131, respectively.

d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

e)   The Company's stock option plans include FNA's employees.

f) In connection with the completion of the offering on August 13, 1997, FNA declared a dividend of $72,300 to the Company. In addition, the intercompany receivable from Fedders Corporation on August 13, 1997 of $152,097 was forgiven and has been reflected as an adjustment to stockholders equity of both companies in the accompanying condensed consolidated balance sheets.

g)   On August 31, 1999, FNA declared a dividend of $25,714 to the Company.


                                      F29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



      TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FEDDERS CORPORATION


      We have audited the accompanying consolidated balance sheets of Fedders Corporation as of August 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fedders Corporation as of August 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.








      BDO Seidman, LLP
      Woodbridge, New Jersey
      October 12, 1999




                                      F30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



      THE BOARD OF DIRECTORS AND STOCKHOLDERS
      FEDDERS CORPORATION



      The audits referred to in our report dated October 12, 1999 relating to the consolidated financial statements of Fedders Corporation, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

      In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.











      BDO Seidman, LLP
      Woodbridge, New Jersey
      October 12, 1999









                                       S1

FEDDERS CORPORATION
VALUATION & QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II


For The Years Ended August 31, 1999, 1998 and 1997
(Amounts in Thousands)

                                Balance       Additions                                       Balance
                                  at           charged                                        at end
Allowance for Doubtful         beginning         to                                            of
Accounts:                      of period       expense        Deductions            Other     period
---------------------------------------------------------------------------------------------------------
Year ended:
August 31, 1999               $2,032            $   14                $  (592)      $(81)        $1,373
August 31, 1998               $1,834            $1,812                $(1,614)          -       $ 2,032
August 31, 1997               $1,952                 -                $  (118)          -       $ 1,834
=========================================================================================================







                                       S2