Form 10-Q
period 1999-11-30
FEDDERS CORP /DE
filed 2000-01-14
CIK 744106

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended November 30, 1999 or

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

Registrant's telephone number, including area code: (908)604-8686

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The registrant has outstanding 16,135,359 shares of Common Stock, 17,559,369 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,606 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of December 31, 1999.

FEDDERS CORPORATION

INDEX

		Page Number
______________________________________________________________________________

Item 1.	Financial Statements

	Consolidated Statements of Operations	3

	Consolidated Balance Sheets	4-5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 6.	Exhibits and Reports on Form 8-K	17-18

	SIGNATURE	19

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FEDDERS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three months ended November 30,
	1999	1998
________________________________
Net sales and other income	$44,683	$25,702
Cost of sales	31,425	19,110
Selling, general and administrative expense	13,269	8,970
________________________________
	44,694	28,080
Operating loss	(11)	(2,378)
Partner's net interest in joint venture results	(114)	(99)
Net interest expense	(2,991)	(2,027)
________________________________
Loss before income taxes	(3,116)	(4,504)
Federal, state and foreign income tax benefit	(983)	(1,569)
________________________________
Net loss	$ (2,133)	$ (2,935)
________________________________
Other comprehensive income (loss):
Foreign currency translation, net of tax	31	(98)
Comprehensive income	$ (2,102)	$ (3,033)
________________________________
Net loss per share	$ (0.06)	$ (0.08)
Dividends per share declared:
Common and Class A	$ 0.0300	$ 0.0250
Class B	$ 0.0270	$ 0.0225
=============================

See accompanying notes

FEDDERS CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	November 30, 1999	August 31, 1999	November 30, 1998
________________________________________
ASSETS: Current assets:
Cash	$ 50,163	$117,509	$ 39,985
Accounts receivable (less allowance of $1,990, $1,373, and $2,055 at November 30, 1999, August 31, 1999 and November 30, 1998, respectively)	20,122	21,028	15,186

Inventories: Finished goods	65,615	29,328	43,637
Work in process	6,406	3,298	5,120
Raw materials and supplies	25,190	28,988	35,339
________________________________________
	97,211	61,614	84,096
Deferred income taxes	10,168	10,161	5,902
Other current assets	645	1,496	3,601
________________________________________
Total current assets	178,309	211,808	148,770

Property, plant and equipment at cost:
Land and improvements	3,573	4,042	2,994
Buildings	26,226	31,257	22,387
Machinery and equipment	109,713	102,380	81,018
Machinery and equipment under capital lease	5,442	6,657	8,647
________________________________________
	144,954	144,336	115,046

Less accumulated depreciation	75,219	73,565	58,119
________________________________________
	69,735	70,771	56,927

Deferred income taxes	6,387	7,676	8,838
Goodwill	75,213	73,999	54,733
Other assets	20,358	18,088	15,749
________________________________________
	$350,003	$382,342	$285,017
====================================

See accompanying notes

FEDDERS CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

(unaudited)

	November 30, 1999	August 31, 1999	November 30, 1998
________________________________________
LIABILITIES & STOCKHOLDERS' EQUITY: Current liabilities:
Short-term notes	$ 4,012	-	-
Current portion of long-term debt	1,946	$ 4,598	$ 1,941
Accounts payable	12,840	35,432	24,424
Income taxes payable	9,968	13,049	12,387
Accrued expenses	45,623	46,463	26,506
________________________________________
Total current liabilities	74,389	99,542	65,258

Long-term debt	158,747	156,765	108,109
Other long-term liabilities	8,340	13,240	10,947
Partner's net interest in joint venture results	4,228	3,862	4,415
Stockholders' equity (all classes $1 par value):
Common Stock: 80,000 shares authorized, 16,350, 16,135 and 16,766 issued at November 30 ,1999, August 31, 1999 and November 30, 1998, respectively	16,350	16,135	16,766
Class A Stock: 60,000 shares authorized, 19,543, 19,400 and 19,385 issued at November 30, 1999, August 31, 1999 and November 30, 1998, respectively	19,543	19,400	19,385
Class B Stock: 7,500 shares authorized, 2,267 issued at November 30, 1999, August 31, 1999 and November 30, 1998, respectively	2,267	2,267	2,267
Additional paid-in capital	28,258	28,069	30,808
Retained earnings	50,257	53,379	32,625
Cumulative translation adjustment	(243)	(288)	(580)
________________________________________
	117,857	118,962	101,271
Less: treasury stock, at cost, 2,220, 1,764 and 728 shares at November 30, 1999, August 31, 1999 and November 30, 1998, respectively	(10,979)	(8,802)	(3,542)
Deferred compensation	(1,154)	(1,227)	(1,441)
________________________________________
Total stockholders' equity	104,299	108,933	96,288
________________________________________
	$350,003	$382,342	$285,017
====================================

See accompanying notes

FEDDERS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

	Three Months Ended November 30,
____________________________
	1999	1998
____________________________
Cash flows from operations: Net loss	$ (2,133)	$ (2,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,163	2,390
Deferred income taxes	1,284	2
Changes in operating assets and liabilities: Accounts receivable	289	(666)
Income tax receivables	617	-
Inventories	(35,597)	(31,835)
Other current assets	844	707
Other assets	(176)	107
Accounts payable	(25,231)	(1,345)
Accrued expenses	(840)	(5,845)
Income tax payable	(3,081)	(2,019)
Other long-term liabilities	(4,894)	(716)
Other	117	(78)
____________________________
Net cash used in operations	(65,638)	(42,233)
____________________________
Cash flows from investing activities:
Additions to property, plant and equipment	(619)	(2,573)
Partner's net interest in joint venture results	366	(222)
____________________________
Net cash used in investing activities	(253)	(2,795)
____________________________
Cash flows from financing activities: Proceeds of short-term borrowings	1,602	-
Repayments of long-term debt	(354)	(482)
Proceeds from stock options exercised	547	17
Repurchase of capital stock (buy-back plan)	(2,177)	(4,572)
Cash dividends	(1,073)	(936)
____________________________
Net cash used in financing activities	(1,455)	(5,973)
____________________________
Net decrease in cash and cash equivalents	(67,346)	(51,001)
Cash and cash equivalents at beginning of period	117,509	90,986
____________________________
Cash and cash equivalents at end of period	$50,163	$39,985
=========================
Supplemental disclosure:
Interest paid	$325	$188
Net income taxes paid	83	542
=========================

See accompanying notes

FEDDERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 1999. The Company's business is seasonal, and consequently, operating results for the three-month period ending November 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2000.

B. In August 1998, the Company announced that it had been authorized to repurchase up to $30 million of outstanding stock. Under this plan, in the first three months of fiscal 2000, the Company repurchased approximately 0.5 million shares of Class A Stock for $2.2 million or $4.77 per share. Total repurchases under this plan amounted to approximately 3.1 million shares of Common and Class A stock for $15.4 million or $5.04 per share.

C. In the first quarter of 2000 and 1999, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 36,029,000 and 37,689,000 shares, respectively. Stock options were not included in computing diluted earnings per share due to the net loss in both periods.

D. In January 1998, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time expense totaling $16.8 million in the second fiscal quarter of 1998. At November 30, 1999, the restructuring reserve balance was approximately $1.2 million and consisted principally of amounts for terminations of various equipment and facility leases.

In August 1999, the Company added to the 1998 restructuring of its operations to include a one-time net charge of $3.1 million. At November 30, 1999, the restructuring reserve balance was approximately $0.6 million and consisted principally of terminations of various equipment leases.

E. Supplemental Condensed Consolidating Financial Statements

Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the Senior Subordinated Notes due 2007, of which $100 million were issued in August, 1997, and $50 million were issued in August, 1999. The Company's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA and for the Company and its subsidiaries other than FNA, and should be read in connection with the consolidated financial statements of the Company.

Intercompany Transactions:

The historical condensed consolidating financial statements presented below include the following transactions between the Company and FNA:

  The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $3.6 million and $2.2 million for the three months ended November 30, 1999 and 1998, respectively.

2) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, a promissory note, an industrial revenue bond and capital lease obligations.

3) FNA's depreciation and amortization for the three months ended November 30, 1999 and 1998 amounted to approximately $1.2 million and $1.9 million, respectively. Capital expenditures of FNA amounted to $1.7 million and $2.3 million in each three-month period.

FEDDERS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands)

	For the Three Months Ended November 30, 1999
______________________________________
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net sales	$36,624	$8,059	$44,683
Cost of sales	24,188	7,237	31,425
Selling, general and administrative expense (1,3)	9,951	3,319	13,269
______________________________________
Operating income (loss)	2,485	(2,497)	(11)
Partner's net interest in joint venture results	-	(114)	(114)
Net interest income (expense) (2)	(3,795)	805	(2,991)
______________________________________
Loss before income taxes	(1,310)	(1,806)	(3,116)
Income tax benefit	(384)	(599)	(983)
______________________________________
Net loss	$ (926)	$(1,207)	$(2,133)
Other comprehensive income (loss):
Foreign currency translation, net of tax	36	(5)	31
______________________________________
Comprehensive loss	$ (890)	$(1,212)	$(2,102)
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(unaudited)

(amounts in thousands)

	For the Three Months Ended November 30, 1998
______________________________________
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net sales	$18,178	$ 7,524	$25,702
Cost of sales	13,039	6,071	19,110
Selling, general and administrative expense (1,3)	3,500	5,470	8,970
______________________________________
Operating income (loss)	1,639	(4,017)	(2,378)
Partner's net interest in joint venture results	-	(99)	(99)
Net interest income (expense) (2)	(2,590)	563	(2,027)
______________________________________
Loss before income taxes	(951)	(3,553)	(4,504)
Income tax benefit	(332)	(1,237)	(1,569)
______________________________________
Net loss	$ (619)	$(2,316)	$(2,935)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(114)	13	(98)
______________________________________
Comprehensive loss	$ (733)	$(2,303)	$(3,033)
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited) (amounts in thousands)

	November 30, 1999
________________________________________________
	Fedders North America	Other Fedders	Eliminating Entries	Fedders Corporation
________________________________________________
Assets Current assets:
Cash	$ 6,141	$44,022	-	$ 50,163
Accounts receivable, net	14,283	5,839	-	20,122
Inventories	82,768	14,443	-	97,211
Other current assets	8,196	2,617	-	10,813
________________________________________________
Total current assets	$111,388	$66,921	-	$178,309
Investment in subsidiaries	-	104,306	$(104,306)	-
Property, plant and equipment, net	58,883	10,852	-	69,735
Goodwill	69,311	5,902	-	75,213
Other long-term assets	11,760	14,985	-	26,745
________________________________________________
	$251,342	$202,966	$(104,306)	$350,002
===========================================
Liabilities and Stockholders' Equity Current liabilities:
Short-term notes	-	$ 4,012	-	$ 4,012
Current portion of long-term debt	$ 1,940	6	-	1,946
Accounts and income tax payable	22,590	218	-	22,808
Accrued expenses	45,163	460	-	45,623
________________________________________________
Total current liabilities	$69,693	$ 4,696	-	$74,389

Long-term debt	156,096	2,651	-	158,747
Other long-term liabilities	2,069	10,500	-	12,568
Stockholders' equity: Common, Class A and Class B Stock	$ (4,528)	$ 42,693	$ (5)	$ 38,160
Paid-in capital	21,320	181,581	(173,219)	29,683
Retained earnings	7,027	(25,688)	68,918	50,257
Treasury stock	-	(12,404)	-	(12,404)
Deferred compensation	-	(1,155)	-	(1,154)
Cumulative translation adjustment	(335)	92	-	(243)
________________________________________________
Total stockholders' equity	23,484	185,119	(104,306)	104,297
________________________________________________
	$251,342	$202,966	$(104,306)	$350,002
===========================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited) (amounts in thousands)

	August 31, 1999
________________________________________________
	Fedders North America	Other Fedders	Eliminating Entries	Fedders Corporation
________________________________________________
Assets Current assets:
Cash	$ 76,092	$ 41,417	-	$117,509
Accounts receivable, net	13,655	7,373	-	21,028
Inventories	46,991	14,623	-	61,614
Other current assets	5,714	5,943	-	11,657
________________________________________________
Total current assets	$142,452	$ 69,356	-	$211,808
Investment in subsidiaries	-	104,306	$(104,306)	-
Property, plant and equipment, net	60,226	10,545	-	70,771
Goodwill	67,228	6,771	-	73,999
Other long-term assets	9,835	15,929	-	25,764
________________________________________________
	$279,741	$206,907	$(104,306)	$382,342
===========================================
Liabilities and Stockholders' Equity Current liabilities:
Current portion of long-term debt	$ 2,188	$ 2,410	-	$ 4,598
Accounts and income tax payable	52,436	(3,995)	-	48,481
Accrued expenses	40,960	5,503	-	46,463
________________________________________________
Total current liabilities	$ 95,584	$ 3,958	-	$ 99,542

Long-term debt	154,114	2,651	-	156,765
Other long-term liabilities	2,301	14,801	-	17,102
Stockholders' equity: Common, Class A and Class B Stock	5	37,802	$ (5)	37,802
Paid-in capital	21,292	179,996	(173,219)	28,069
Retained earnings (deficit)	6,761	(22,300)	68,918	53,379
Treasury stock	-	(8,802)	-	(8,802)
Deferred compensation		(1,227)		(1,227)
Cumulative translation adjustment	(316)	28	-	(288)
________________________________________________
Total stockholders' equity	27,742	185,497	(104,306)	108,933
________________________________________________
	$279,741	$206,907	$(104,306)	$382,342
===========================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited) (amounts in thousands)

	November 30, 1998
________________________________________________
	Fedders North America	Other Fedders	Eliminating Entries	Fedders Corporation
________________________________________________
Assets Current assets:
Cash	-	$ 39,985	-	$ 39,985
Accounts receivable, net	$ 9,923	5,263	-	15,186
Inventories	70,137	13,959	-	84,096
Other current assets	6,481	3,022	-	9,503
________________________________________________
Total current assets	$ 86,541	$ 62,229	-	$148,770
Investment in subsidiaries	-	104,306	$(104,306)	-
Property, plant and equipment, net	46,318	10,609	-	56,927
Goodwill	48,519	6,214	-	54,733
Other long-term assets	7,315	17,272	-	24,587
________________________________________________
	$188,693	$200,630	$(104,306)	$285,017
===========================================
Liabilities and Stockholders' Equity Current liabilities:
Current portion of long-term debt	$ 1,936	$ 5	-	$ 1,941
Accounts and income tax payable	37,482	(671)	-	36,811
Accrued expenses	22,817	3,689	-	26,506
________________________________________________
Total current liabilities	$62,235	$ 3,023	-	$65,258
Net due to (from affiliate)	(8,895)	8,895	-	-
Long-term debt	104,976	3,133	-	108,109
Other long-term liabilities	2,999	12,363	-	15,362
Stockholders' equity: Common, Class A and Class B Stock	5	38,418	(5)	38,418
Paid-in capital	21,292	182,735	$(173,219)	30,808
Retained earnings (deficit)	6,609	(42,902)	68,918	32,625
Treasury stock	-	(3,542)	-	(3,542)
Deferred compensation	-	(1,441)	-	(1,441)
Cumulative translation adjustment	(528)	(52)	-	(580)
________________________________________________
Total stockholders' equity	27,378	173,216	(104,306)	96,288
________________________________________________
	$188,693	$200,630	$(104,306)	$285,017
===========================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	For the Three Months Ended November 30, 1999
______________________________________
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net cash used in operations	$(66,561)	$ 923	$(65,638)
______________________________________
Net additions to property, plant, and equipment	(619)	-	(619)
Partner's interest in joint venture	-	366	366
______________________________________
Net cash used in investing activities	(619)	366	(253)
______________________________________
Net (repayments) proceeds of short and long-term borrowings	(2,771)	4,019	1,248
Cash dividends	-	(1,073)	(1,073)
Proceeds from stock options exercised	-	547	1,972
Repurchase of capital stock	-	(2,177)	(3,602)
______________________________________
Net cash provided by (used in) financing activities	(2,771)	1,316	(1,455)
______________________________________
Net increase (decrease) in cash and cash equivalents	(69,951)	2,605	(67,346)
Cash and cash equivalents at beginning of year	76,092	41,417	117,509
______________________________________
Cash and cash equivalents at end of period	$ 6,141	$44,022	$ 50,163
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	For the Three Months Ended November 30, 1998
______________________________________
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net cash used in operations	$ (35,246)	$ (6,988)	$(42,233)
______________________________________
Net additions to property, plant, and equipment	(2,283)	(512)	(2,795)
______________________________________
Net (repayments) of short and long-term borrowings	(482)	-	(482)
Cash dividends	-	(936)	(936)
Proceeds from stock options exercised	-	17	17
Repurchase of capital stock	-	(4,572)	(4,572)
Change in net due to (from) affiliate	38,010	(38,010)	-
______________________________________
Net cash provided by (used in) financing activities	$ 37,528	$(43,501)	$ (5,973)
______________________________________
Decrease in cash and cash equivalents	-	(51,001)	(51,001)
Cash and cash equivalents at beginning of year	-	90,986	90,986
______________________________________
Cash and cash equivalents at end of period	-	$ 39,985	$ 39,985
==================================

See accompanying notes

Item 2. Management's Discussion and Analysis of Results of Operations and Financial

Condition

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

	Results of Operations Operating Results as Percent of Net Sales
__________________________________________
	2000	1999
__________________________________________
Gross profit	29.7%	25.6%
Selling, general and administrative expense	29.7%	34.9%
Operating loss	-	9.3%
Net interest expense	6.7%	7.9%
Pre-tax loss	6.7%	17.5%
======================================

Net sales in the traditionally low-volume first quarter of fiscal 2000 of $44.7 million increased approximately 74% from sales of $25.7 million in the first quarter of 1999. The substantial increase was due to added sales of counter-seasonal and non-seasonal indoor air quality products by Trion, Inc. acquired by the Company in August, 1999.

The gross profit margin increased in the first quarter of 2000 due primarily to changes in customer and product mix as well as the Trion, Inc. and Envirco sales.

Selling, general and administrative expenses were $13.3 million versus $9.0 million in the prior year.

These expenses decreased as a percentage of net sales from the prior year as a result of the sales increase.

Net interest expense increased in the first fiscal quarter due to the issuance of $50 million of 9 3/8% Senior Subordinated Notes due 2007 in August, 1999.

The net loss for the normally unprofitable off-season first quarter of fiscal 2000 was $2.1 million, or 6 cents per share, compared to a net loss in fiscal 1999 of $2.9 million, or 8 cents per share.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $50.2 million at November 30, 1999, compared to $40.0 million a year earlier.

Net cash used in operations for the three-months ended November 30, 1999 amounted to $65.6 million. During the first fiscal quarter, the Company utilized cash to produce compressors and finished goods. Inventories increased to $97.2 million at November 30, 1999 from $61.6 million at year-end, while increasing from $84.1 million a year earlier. Finished goods increased to $68.4 million from $29.3 million at year-end and $45.3 million in the prior year. Accounts receivable of $20.1 million decreased slightly from year-end of $21.0 million and increased versus the prior year amount of $15.2 million.

Net cash used in investing activities of $0.3 million consisted of capital expenditures of $0.6 million in the first three months of fiscal 2000 offset by minority interest.

Net cash used in financing activities amounted to $1.5 million, primarily due to $3.6 million of stock repurchases under a previously announced stock repurchase plan of up to $30 million, cash dividends of $1.1 million offset by proceeds from short-term borrowing and stock options exercised of $3.6 million. At November 30, 1999 the Company had $4.0 million of short-term borrowings, related to its Chinese joint venture, versus no short-term borrowings a year earlier.

The Company declared quarterly dividends of 3.0 cents and 2.5 cents on each share of outstanding Class A and Common Stock and 2.7 cents and 2.25 cents on each share of outstanding Class B Stock in the first quarter of fiscal 2000 and 1999, respectively.

At December 31, 1999 the Company had approximately 36 million shares of Common, Class A and Class B Stock outstanding at a weighted average closing price of $5.41.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

Year 2000:

The Company incurred $84 thousand in Year 2000 compliance costs in the fiscal quarter ended November 30, 1999. Fiscal year 1999 Year 2000 compliance costs were approximately $500 thousand. No additional Year 2000 compliance costs are anticipated. The Company did not experience any Year 2000 compliance problems and does not anticipate that Year 2000 information technology problems will have any impact on its future earnings or cash flow.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - 27 Financial Data Schedule (EDGAR filing only)

EX-27 - EXHIBIT 27 FINANCIAL DATA SCHEDULE

FEDDERS CORPORATION

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION

EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AS OF

NOVEMBER 30, 1999 AND THE CONSOLIDATED STATEMENT OF

OPERATIONS FOR THE FISCAL PERIOD ENDED NOVEMBER 30, 1999

AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
PERIOD-TYPE	3-MOS
FISCAL-YEAR-END	AUG-31-2000
PERIOD START	SEP-1-1999
PERIOD-END	NOV-30-1999
CASH	50,163
SECURITIES	0
RECEIVABLES	22,112
ALLOWANCES	1,990
INVENTORY	97,211
CURRENT-ASSETS	178,309
PP&E	144,954
DEPRECIATION	75,219
TOTAL-ASSETS	350,003
CURRENT-LIABILITIES	74,389
BONDS	158,747
PREFERRED-MANDATORY	0
PREFERRED	0
COMMON	38,160
OTHER-SE	66,139
TOTAL-LIABILITY-AND-EQUITY	350,003
SALES	44,683
TOTAL-REVENUES	0
CGS	31,425
TOTAL-COSTS	13,269
OTHER-EXPENSES	114
LOSS-PROVISION	0
INTEREST-EXPENSE	2,991
INCOME-PRETAX	(3,116)
INCOME-TAX	(983)
INCOME-CONTINUING	(2,133)
DISCONTINUED	0
EXTRAORDINARY	0
CHANGES	0
NET-INCOME	(2,133)
EPS-PRIMARY	(0.06)
EPS-DILUTED	(0.06)

(b) Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDDERS CORPORATION

By /s/ Michael Giordano

Vice President, Finance

Chief Financial Officer

January 14, 2000

Signing both in his capacity as

Vice President, Finance /

Chief Financial Officer and on

behalf of the registrant.