Form 10-Q
period 2000-02-29
FEDDERS CORP /DE
filed 2000-04-14
CIK 744106

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended February 29, 2000 or

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

Yes X No

The registrant has outstanding 16,135,359 shares of Common Stock, 17,094,581 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,606 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of March 31, 2000.

FEDDERS CORPORATION

INDEX

		Page Number
______________________________________________________________________________

Item 1.	Financial Statements

	Consolidated Statements of Operations and Comprehensive Income	3

	Consolidated Balance Sheets	4-5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 6.	Exhibits and Reports on Form 8-K	20-21

	SIGNATURE	22

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FEDDERS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Second Quarter		Six Months
	Feb. 29, 2000	Feb. 28, 1999	Feb. 29, 2000	Feb. 28, 1999
_______________________			______________________
Net sales and other income	$70,371	$58,887	$115,054	$ 84,589

Cost of sales	48,219	46,001	79,644	65,111
Selling, general and administrative expense	14,402	9,590	27,671	18,560
_______________________			______________________
	62,621	55,591	107,315	83,671
Operating income (loss)	7,750	3,296	7,739	918
Partner's net interest in joint venture results	(1,287)	704	(1,401)	605
Net interest expense	(4,604)	(2,750)	(7,595)	(4,777)
_______________________			______________________
Income (loss) before income taxes	1,859	1,250	(1,257)	(3,254)
Federal, state and foreign income tax (benefit)	575	435	(408)	(1,134)
_______________________			______________________
Net income (loss)	$ 1,284	$ 815	$ (849)	$ (2,120)
_______________________			______________________
Other comprehensive income (loss):
Foreign currency translation, net of tax	(238)	105	(202)	7
	______________________		______________________
Comprehensive income (loss)	1,046	920	(1,051)	(2,113)
_______________________			______________________
Earning (loss) per share, basic and diluted	$ 0.04	$ 0.02	$ (0.02)	$ (0.06)
Dividends per share declared:
Common and Class A	$ 0.030	$ 0.0250	$ 0.060	$ 0.050
Class B	$ 0.027	$ 0.0225	$ 0.054	$ 0.045
====================			===================

See accompanying notes

FEDDERS CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	February 29, 2000	August 31, 1999	February 28, 1999
________________________________________
ASSETS: Current assets:
Cash	$ 11,180	$117,509	$ 5,439
Accounts receivable (less allowance of $2,126, $1,373, and $2,198 at February 29, 2000, August 31, 1999 and February 28, 1999, respectively)	59,248	21,028	41,193

Inventories: Finished goods	90,934	29,328	61,039
Work in process	6,985	3,298	5,658
Raw materials and supplies	31,552	28,988	32,255
________________________________________
	129,471	61,614	98,952
Deferred income taxes	10,778	10,161	5,902
Other current assets	2,355	1,496	3,836
________________________________________
Total current assets	213,032	211,808	155,322

Property, plant and equipment at cost:
Land and improvements	4,214	4,042	2,994
Buildings	31,320	31,257	22,463
Machinery and equipment	103,958	102,380	82,201
Machinery and equipment under capital lease	6,133	6,657	8,647
________________________________________
	145,625	144,336	116,305

Less accumulated depreciation	74,428	73,565	60,011
________________________________________
	71,197	70,771	56,294

Deferred income taxes	6,768	7,676	8,838
Goodwill	85,935	73,999	54,308
Other assets	17,918	18,088	16,217
________________________________________
	$394,850	$382,342	$290,979
====================================

See accompanying notes

FEDDERS CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value) (unaudited)

	February 29, 2000	August 31, 1999	February 28, 1999
________________________________________
LIABILITIES & STOCKHOLDERS' EQUITY: Current liabilities:
Short-term notes	$ 54,195	-	$18,516
Current portion of long-term debt	1,691	$ 4,598	2,780
Accounts payable	22,438	35,432	25,249
Income taxes payable	10,597	13,049	13,232
Accrued expenses	32,655	46,463	19,647
________________________________________
Total current liabilities	121,576	99,542	79,424

Long-term debt	159,347	156,765	107,260
Other long-term liabilities	7,041	13,240	9,844
Partner's net interest in joint venture	5,607	3,862	4,032
Stockholders' equity (all classes $1 par value):
Common Stock, 80,000 shares authorized, 16,135, 16,135 and 16,347 issued	16,135	16,135	16,347
Class A Stock: 60,000 shares authorized, 19,543, 19,400 and 19,436 issued	19,543	19,400	19,436
Class B Stock, 7,500 shares authorized, 2,267 issued	2,267	2,267	2,267
Additional paid-in capital	28,428	28,069	29,276
Retained earnings	50,385	53,379	31,590
Cumulative other comprehensive loss	(588)	(288)	(419)
________________________________________
	116,170	118,962	98,497
Treasury stock, at cost, 2,746, 1,764 and 728 shares at February 29, 2000, August 31, 1999 and February 28, 1999, respectively	(13,760)	(8,802)	(6,709)
Deferred compensation	(1,131)	(1,227)	(1,369)
________________________________________
Total stockholders' equity	101,279	108,933	90,419
________________________________________
	$394,850	$382,342	$290,979
====================================

See accompanying notes

FEDDERS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands) (unaudited)	Six Months Ended
	February 29, 2000	February 28, 1999
____________________________
Cash flows from operations:
Net income (loss)	$(849)	$(2,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,782	4,841
Changes in operating assets and liabilities: Accounts receivable	(35,726)	(26,673)
Income tax receivable	753	-
Inventories	(63,969)	(46,691)
Other current assets	(1,223)	665
Other assets	(1,580)	(361)
Accounts payable	(15,167)	(520)
Accrued expenses	(15,922)	(12,704)
Income tax payable	(2,452)	(1,174)
Other long-term liabilities	(6,199)	(1,821)
Other	(204)	159
____________________________
Net cash provided by (used in) operations	(134,756)	(86,399)
____________________________
Cash flows from investing activities:
Additions to property, plant and equipment	(6,252)	(4,159)
Disposal of property, plant and equipment, net	3,563	-
Investment in Fedders Koppel, Inc.	(4,690)	-
Investment in Sun Manufacturing, Inc.	(986)	-
Partner's net interest in joint venture results	1,745	(605)
____________________________
Net cash provided by (used in) investing activities	(6,620)	(4,764)
____________________________
Cash flows from financing activities: Proceeds from short-term borrowings	42,449	18,516
Repayments of long-term debt	(801)	(492)
Proceeds from stock options exercised	297	141
Repurchase of capital stock (buy-back plan)	(4,753)	(9,763)
Cash dividends	(2,145)	(2,786)
____________________________
Net cash provided by (used in) financing activities	35,047	5,616
____________________________
Net increase (decrease) in cash and cash equivalents	(106,329)	(85,547)
Cash and cash equivalents at beginning of period	117,509	90,986
____________________________
Cash and cash equivalents at end of period	$11,180	$5,439
=========================
Supplemental disclosure:
Interest paid	$ 5,516	$5,046
Net income taxes paid	181	1,041
=========================

See accompanying notes

FEDDERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 1999. The Company's business is seasonal and, consequently, operating results for the three-month and six-month periods ending February 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2000.

B. In August 1998, the Company announced that it had been authorized to repurchase up to $30 million of outstanding stock. Under this plan, in the first six months of fiscal 2000, the Company repurchased approximately 1.0 million shares of Class A Stock for $4.7 million or $4.81 per share. Total repurchases under this plan amounted to approximately 3.6 million shares of Common and Class A Stock for $17.9 million or $4.92 per share.

C. In the second fiscal quarter of 2000 and 1999, net income per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 35,822 and 36,820 shares, respectively. In the first six months of fiscal 2000 and 1999, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding which amounted to approximately 35,729 and 37,271 shares, respectively.

D. During the second quarter of fiscal 2000, the Company acquired the capital stock of ABB Koppel, Inc., (now called Fedders Koppel), a leading manufacturer of room and packaged air conditioners in the Philippines, with 1999 sales of approximately $13 million, for total consideration of $11.6 million in cash and notes.

The Company also acquired the net assets of Sun Manufacturing, Inc. for $1 million of cash plus the assumption of $2.2 million of debt. Sun is a Georgia manufacturer of air conditioners that cool telecommunications equipment in cellular towers. Sun's 1999 sales were approximately $13 million.

E. Supplemental Condensed Consolidating Financial Statements

Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the Senior Subordinated Notes due 2007, of which $100 million principal amount was issued in August 1997 and $50 million principal amount was issued in August 1999. The Company's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA and for the Company and its subsidiaries other than FNA, and should be read in conjunction with the consolidated financial statements of the Company.

FEDDERS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (amounts in thousands)

	For the Three Months Ended February 29, 2000
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net sales	$53,818	$16,553	$70,371
Cost of sales	39,470	8,749	48,219
Selling, general and administrative expense (1,3)	10,932	3,470	14,402
______________________________________
Operating income (loss)	3,416	4,334	7,750
Partner's net interest in joint venture results	-	(1,287)	(1,287)
Net interest income (expense) (2)	(4,424)	(180)	(4,604)
______________________________________
Income (loss) before income taxes	(1,008)	2,867	1,859
Income taxes (benefit)	(358)	933	575
______________________________________
Net income (loss)	$(650)	$1,934	$1,284
Other comprehensive income (loss):
Foreign currency translation, net of tax	142	(380)	(238)
______________________________________
Comprehensive (income) loss	$ (508)	$1,554	$1,046
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(unaudited) (amounts in thousands)

	For the Three Months Ended February 28, 1999
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net sales	$54,543	$4,344	$58,887
Cost of sales	42,912	3,089	46,001
Selling, general and administrative expense (1,3)	7,494	2,096	9,590
______________________________________
Operating income (loss)	4,137	(841)	3,296
Partner's net interest in joint venture results	-	704	704
Net interest income (expense) (2)	(2,630)	(120)	(2,750)
______________________________________
Income (loss) before income taxes	1,507	(257)	1,250
Income taxes (benefit)	527	(92)	435
______________________________________
Net income (loss)	$ 980	$ (165)	$ 815
Other comprehensive income (loss):
Foreign currency translation, net of tax	100	5	105
______________________________________
Comprehensive income (loss)	$ 1,080	$ (160)	$ 920
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (amounts in thousands)

	For the Six Months Ended February 29, 2000
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net sales	$90,442	$24,612	$115,054
Cost of sales	63,658	15,986	79,644
Selling, general and administrative expense (1,3)	20,883	6,788	27,671
______________________________________
Operating income (loss)	5,901	1,838	7,739
Partner's net interest in joint venture results	-	(1,401)	(1,401)
Net interest income (expense) (2)	(8,219)	624	(7,595)
______________________________________
Income (loss) before income taxes	(2,318)	1,061	(1,257)
Income taxes (benefit)	(742)	334	(408)
______________________________________
Net income (loss)	$(1,576)	$ 727	$ (849)
Other comprehensive income (loss):
Foreign currency translation, net of tax	126	(328)	(202)
______________________________________
Comprehensive income (loss)	$(1,450)	$ 399	$(1,051)
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(unaudited) (amounts in thousands)

	For the Six Months Ended February 28, 1999
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net sales	$72,721	$11,868	$84,589
Cost of sales	54,892	10,219	65,111
Selling, general and administrative expense (1,3)	12,054	6,506	18,560
______________________________________
Operating income (loss)	5,775	(4,857)	918
Partner's net interest in joint venture results	-	605	605
Net interest income (expense) (2)	(5,220)	443	(4,777)
______________________________________
Income (loss) before income taxes	555	(3,809)	(3,254)
Income taxes (benefit)	194	(1,328)	(1,134)
______________________________________
Net income (loss)	$ 361	$(2,481)	$(2,120)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(11)	18	7
______________________________________
Comprehensive income (loss)	$ 350	$(2,463)	$(2,113)
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(unaudited) (amounts in thousands)	February 29, 2000
________________________________________________
	Fedders North America	Other Fedders	Eliminating Entries	Fedders Corporation
________________________________________________
Assets Current assets:
Cash	$ 233	$10,947	-	$ 11,180
Accounts receivable, net	43,235	16,013	-	59,248
Inventories	114,026	15,445	-	129,471
Other current assets	5,887	7,246	-	13,133
________________________________________________
Total current assets	163,381	49,651	-	213,032
Investment in subsidiaries	-	104,306	$(104,306)	-
Property, plant and equipment, net	56,585	14,612	-	71,197
Goodwill	63,021	22,914	-	85,935
Other long-term assets	9,580	15,106	-	24,686
________________________________________________
	$292,567	$206,589	$(104,306)	$394,850
===========================================
Liabilities and Stockholders' Equity Current liabilities:
Short-term notes	$ 39,495	$ 14,700	-	$ 54,195
Current portion of long-term debt	1,685	6	-	1,691
Accounts and income tax payable	39,128	(6,093)	-	33,035
Accrued expenses	29,840	2,815	-	32,655
________________________________________________
Total current liabilities	110,148	11,428	-	121,576
Long-term debt	153,814	5,533	-	159,347
Other long-term liabilities	2,070	10,578	-	12,648
Stockholders' equity: Common, Class A and Class B Stock	5	37,945	$ (5)	37,945
Paid-in capital	21,292	180,355	(173,219)	28,428
Retained earnings (deficit)	5,367	(23,900)	68,918	50,385
Treasury stock	-	(13,760)	-	(13,760)
Deferred compensation	-	(1,131)	-	(1,131)
Cumulative other comprehensive loss	(129)	(459)	-	(588)
________________________________________________
Total stockholders' equity	26,535	179,050	(104,306)	101,279
________________________________________________
	$292,567	$206,589	$(104,306)	$394,850
===========================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(unaudited) (amounts in thousands)	August 31, 1999
________________________________________________
	Fedders North America	Other Fedders	Eliminating Entries	Fedders Corporation
________________________________________________
Assets Current assets:
Cash	$ 76,092	$ 41,417	-	$117,509
Accounts receivable, net	13,655	7,373	-	21,028
Inventories	46,991	14,623	-	61,614
Other current assets	5,714	5,943	-	11,657
________________________________________________
Total current assets	142,452	69,356	-	211,808
Investment in subsidiaries	-	104,306	$(104,306)	-
Property, plant and equipment, net	60,226	10,545	-	70,771
Goodwill	67,228	6,771	-	73,999
Other long-term assets	9,835	15,929	-	25,764
________________________________________________
	$279,741	$206,907	$(104,306)	$382,342
===========================================
Liabilities and Stockholders' Equity Current liabilities:
Current portion of long-term debt	$ 2,188	$ 2,410	-	$ 4,598
Accounts and income tax payable	52,436	(3,955)	-	48,481
Accrued expenses	40,960	5,503	-	46,463
________________________________________________
Total current liabilities	95,584	3,958	-	99,542

Long-term debt	154,114	2,651	-	156,765
Other long-term liabilities	2,301	14,801	-	17,102
Stockholders' equity: Common, Class A and Class B Stock	5	37,802	$ (5)	37,802
Paid-in capital	21,292	179,996	(173,219)	28,069
Retained earnings (deficit)	6,761	(22,300)	68,918	53,379
Treasury stock	-	(8,802)	-	(8,802)
Deferred compensation		(1,227)		(1,227)
Cumulative other comprehensive income (loss)	(316)	28	-	(288)
________________________________________________
Total stockholders' equity	27,742	185,497	(104,306)	108,933
________________________________________________
	$279,741	$206,907	$(104,306)	$382,342
===========================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(unaudited) (amounts in thousands)	February 28, 1999
________________________________________________
	Fedders North America	Other Fedders	Eliminating Entries	Fedders Corporation
________________________________________________
Assets Current assets:
Cash	-	$ 5,439	-	$ 5,439
Accounts receivable, net	$ 37,908	3,285	-	41,193
Inventories	83,172	15,780	-	98,952
Other current assets	6,761	2,977	-	9,738
________________________________________________
Total current assets	127,841	27,481	-	155,322
Investment in subsidiaries	-	104,306	$(104,306)	-
Property, plant and equipment, net	45,213	11,081	-	56,294
Goodwill	48,166	6,142	-	54,308
Other long-term assets	7,167	17,888	-	25,055
________________________________________________
	$228,387	$166,898	$(104,306)	$290,979
===========================================
Liabilities and Stockholders' Equity Current liabilities:
Short-term borrowing	$18,516	-	-	$18,516
Current portion of long-term debt	1,811	$ 969	-	2,780
Accounts and income tax payable	38,436	45	-	38,481
Accrued expenses	19,610	37	-	19,647
________________________________________________
Total current liabilities	78,373	1,051	-	$79,424
Net due to (from) affiliate	14,441	(14,441)	-	-
Long-term debt	104,609	2,651	-	107,260
Other long-term liabilities	2,453	11,423	-	13,876
Stockholders' equity: Common, Class A and Class B Stock	5	38,050	$ (5)	38,050
Paid-in capital	21,292	181,203	(173,219)	29,276
Retained earnings (deficit)	7,589	(44,917)	68,918	31,590
Treasury stock	-	(6,709)	-	(6,709)
Deferred compensation	-	(1,369)	-	(1,369)
Cumulative other comprehensive loss	(375)	(44)	-	(419)
________________________________________________
Total stockholders' equity	28,511	166,214	(104,306)	90,419
________________________________________________
	$228,387	$166,898	$(104,306)	$290,979
===========================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(unaudited) (amounts in thousands)

	For the Six Months Ended February 29, 2000
______________________________________
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net cash used in operations	$(114,660)	$(20,096)	$(134,756)
______________________________________
Net additions to property, plant, and equipment	558	(3,247)	(2,689)
Investment in subsidiaries	-	(5,676)	(5,676)
Partner's interest in joint venture	-	1,745	1,745
______________________________________
Net cash provided by (used in) investing activities	558	(7,178)	(6,620)
______________________________________
Net (repayments) proceeds of short-term borrowings	38,495	3,954	42,449
Repayments of long-term debt	(252)	(549)	(801)
Cash dividends	-	(2,145)	(2,145)
Proceeds from stock options exercised	-	297	297
Repurchase of capital stock	-	(4,753)	(4,753)
______________________________________
Net cash provided by (used in) financing activities	38,243	(3,196)	35,047
______________________________________
Net increase (decrease) in cash and cash equivalents	(75,859)	(30,470)	(106,329)
Cash and cash equivalents at beginning of year	76,092	41,417	117,509
______________________________________
Cash and cash equivalents at end of period	$ 233	$ 10,947	$ 11,180
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(unaudited) (amounts in thousands)

	For the Six Months Ended February 28, 1999
______________________________________
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net cash used in operations	$ (75,594)	$ (10,805)	$(86,399)
______________________________________
Net additions to property, plant and equipment	(3,294)	(1,470)	(4,764)
______________________________________
Net (repayments) of short and long-term borrowings	17,542	482	18,024
Cash dividends	-	(2,786)	(2,786)
Proceeds from stock options exercised	-	141	141
Repurchase of capital stock	-	(9,763)	(9,763)
Change in net due to (from) affiliate	55,332	(55,332)	-
______________________________________
Net cash provided by (used in) financing activities	$ 72,874	$(67,258)	$ 5,616
______________________________________
Net increase (decrease) in cash and cash equivalents	(6,014)	(79,533)	(85,547)
Cash and cash equivalents at beginning of year	6,014	84,972	90,986
______________________________________
Cash and cash equivalents at end of period	-	$ 5,439	$ 5,439
==================================

See accompanying notes

Intercompany Transactions:

The historical condensed consolidating financial statements presented below include the following transactions between the Company and FNA:

  The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $3.8 million and $3.6 million for the three months ended February 29, 2000 and February 28, 1999, respectively. Such charges to FNA amounted to approximately $7.4 million and $4.6 million for the six months ended February 29, 2000 and February 28, 1999, respectively.

2) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, a promissory note, an industrial revenue bond and capital lease obligations and a revolving line of credit.

3) FNA's depreciation and amortization for the three months ended February 29, 2000 and February 28, 1999 amounted to $2.9 million and $1.2 million, respectively. Capital expenditures amounted to $1.8 million and $1.7 million in the three-month period of 2000 and 1999, respectively. FNA's depreciation and amortization for the six months ended February 29, 2000 and February 28, 1999 amounted to approximately $5.7 million and $3.8 million, respectively. Capital expenditures of FNA amounted to $3.5 million and $3.3 million in the six-month period of 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial

Condition

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

	Results of Operations Operating Results as Percent of Net Sales
	Second Fiscal Quarter		Six Months
_______________________________________________
	2000	1999	2000	1999
_______________________________________________
Gross profit	31.5%	21.9%	30.8%	23.0%
Selling, general and administrative expenses	20.5%	16.3%	24.1%	21.9%
Operating income	11.0%	5.6%	6.7%	1.1%
Net interest expense	6.5%	4.7%	6.6%	5.7%
Pre-tax income (loss)	2.6%	2.1%	(1.1%)	(3.9%)
==========================================

Second Quarter

Net sales in the second quarter ending February 29, 2000 amounted to $70.4 million, an increase of 19.5% from $58.9 million in the same period a year earlier. This increase is primarily due to added sales of counter-seasonal and non-seasonal indoor air quality products by Trion, Inc. (Trion) and its subsidiary, Envirco Corporation (Envirco), that were acquired by the Company in August 1999.

Gross profit percentage increased to 31.5% from 21.9% in the prior period primarily due to changes in customer mix as well as to higher margin Trion and Envirco sales.

In the 2000 quarter, selling, general and administrative expenses increased to 20.5% from 16.3% in the prior year quarter primarily due to the Trion and Envirco acquisitions.

Operating income was $7.8 million or 11.0% of net sales in the current year period compared to $3.3 million or 5.6% of net sales in the prior year period due to the increased sales and margins.

Net interest expense of $4.6 million increased primarily due to higher short-term borrowings in the current period compared to the prior-year period as well as the issuance in August 1999, of $50 million of 9-3/8 % Senior Subordinated Notes due 2007.

Net income increased 58% to $1.3 million, or four cents per share, compared to $0.8 million, or two cents per share, during the same period in the prior year.

Six Months

For the first six months of fiscal 2000, sales were $115.1 million, an increase of 36.0% from $84.6 million in the comparable 1999 period.

Gross profit margin percentage increased to 30.8% during the first six months of the current year, compared to 23.0% during the same period in fiscal 1999.

Selling, general and administrative expenses increased as a percentage of net sales to 24.1% from the prior year of 21.9%.

Sales and gross margins increased primarily due to added sales of counter-seasonal and non-seasonal indoor air quality products of Trion and Envirco. Higher selling, general and administrative expenses are also a result of these acquisitions.

Operating income was $7.7 million or 6.7% of net sales in the current year compared to $0.9 million or 1.1% of net sales in the prior year.

Net interest expense increased to $7.6 million or 6.6% of net sales during the fiscal 2000 period, versus $4.8 million in fiscal year 1999, primarily due to increased short-term borrowing in the current period and the issuance of $50 million of 9-3/8% Senior Subordinated Notes due 2007 in August 1999.

The Company's net loss was $0.8 million versus a loss of $2.1 million in 1999.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash-on-hand at February 29, 2000 amounted to $11.2 million and short-term borrowings were $54.2 million.

Net cash used in operations for the six months ended February 29, 2000, amounted to $134.8 million, compared to $86.4 million in the prior-year period. The Company's operations required more cash due to increased production and the result of the timing of sales volume. The principal use of cash in each period was to produce finished goods for seasonal requirements, sales of which are greatest in the third fiscal quarter. Inventories were $129.5 million at February 29, 2000 versus $99.0 million a year earlier due primarily to the Trion and Envirco acquisitions and the recent acquisitions of ABB Koppel, Inc. and Sun Manufacturing, Inc.

Net cash used in investing activities was $6.6 million versus $4.8 million in 1999. The increase was due to acquisitions of Sun Manufacturing, Inc. and ABB Koppel, Inc. which utilized cash of $1.0 and $4.7 million, respectively.

Net cash provided by financing activities during the six-month period amounted to $35.0 million, primarily due to short-term borrowings ($42.4 million) which were partially offset by stock repurchases ($4.8 million) under the previously announced stock repurchase plan of up to $30 million and for payment of dividends ($2.1 million). At February 29, 2000, the Company had $54.2 million of short-term borrowings, compared to borrowings in the prior year period of $18.5 million.

The Company declared quarterly dividends of 3.0 cents and 2.5 cents on each share of outstanding Class A and Common Stock and 2.7 cents and 2.25 cents on each share of outstanding Class B Stock in the second quarter of fiscal 2000 and 1999, respectively.

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

EX-27 - EXHIBIT 27 FINANCIAL DATA SCHEDULE

FEDDERS CORPORATION

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION

EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AS OF

FEBRUARY 29, 2000 AND THE CONSOLIDATED STATEMENT OF

OPERATIONS FOR THE THREE-MONTH PERIOD ENDED FEBRUARY 29, 2000

AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
PERIOD-TYPE	3-MOS
FISCAL-YEAR-END	AUG-31-2000
PERIOD START	NOV-30-1999
PERIOD-END	FEB-29-2000
CASH	11,180
SECURITIES	0
RECEIVABLES	61,374
ALLOWANCES	2,126
INVENTORY	129,471
CURRENT-ASSETS	213,032
PP&E	145,625
DEPRECIATION	74,428
TOTAL-ASSETS	394,850
CURRENT-LIABILITIES	121,576
BONDS	159,347
PREFERRED-MANDATORY	0
PREFERRED	0
COMMON	37,945
OTHER-SE	63,334
TOTAL-LIABILITY-AND-EQUITY	394,850
SALES	70,371
TOTAL-REVENUES	0
CGS	48,219
TOTAL-COSTS	14,402
OTHER-EXPENSES	0
LOSS-PROVISION	0
INTEREST-EXPENSE	4,604
INCOME-PRETAX	1,859
INCOME-TAX	575
INCOME-CONTINUING	1,284
DISCONTINUED	0
EXTRAORDINARY	0
CHANGES	0
NET-INCOME	1,284
EPS-PRIMARY	0.04
EPS-DILUTED	0.04

(b) Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDDERS CORPORATION

By /s/ Michael Giordano

Vice President, Finance

Chief Financial Officer

April 14, 2000

Signing both in his capacity as

Vice President, Finance /

Chief Financial Officer and on

behalf of the registrant.