Form 10-Q
period 2000-05-31
FEDDERS CORP /DE
filed 2000-07-14
CIK 744106

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(XX)  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended May 31, 2000 or

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

                      Yes  X        No

The registrant has outstanding 16,135,359 shares of Common Stock, 16,768,589 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,406 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of June 30, 2000.

FEDDERS CORPORATION

INDEX

		Page Number
______________________________________________________________________________

Item 1.	Financial Statements

	Consolidated Statements of Operations and Comprehensive Income	3

	Consolidated Balance Sheets	4-5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	19-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 6.	Exhibits and Reports on Form 8-K	21

	SIGNATURE	22

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

FEDDERS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	May 31, May 31, 2000 1999		May 31, May 31, 2000 1999
______________________			_______________________
Net sales	$195,195	$175,632	$310,249	$260,221

Cost of sales	150,945	134,973	230,589	200,084
Selling, general and administrative expense	13,980	10,712	41,651	29,272
______________________			______________________
	164,925	145,685	272,240	229,356
Operating income	30,270	29,947	38,009	30,865
Partners' net interest in joint venture results	(489)	(71)	(1,890)	534
Net interest expense	(4,693)	(2,981)	(12,288)	(7,758)
______________________			______________________
Income before income taxes	25,088	26,895	23,831	23,641
Federal, state and foreign income taxes	8,153	8,825	7,745	7,691
______________________			______________________
Net income	16,935	18,070	16,086	15,950

Other comprehensive income (loss):
Foreign currency translation, net of tax	59	19	(144)	27
	____________________		______________________
Comprehensive income	$ 16,994	$ 18,089	$ 15,942	$ 15,977
====================			====================
Earnings per share: Basic and Diluted	$ 0.47	$ 0.50	$ 0.45	$ 0.44
====================			====================
Dividends per share declared:
Common and Class A Stock	$ 0.030	$ 0.025	$ 0.090	$ 0.075
Class B Stock	$ 0.027	$ 0.023	$ 0.081	$ 0.068
====================			====================

See accompanying notes

FEDDERS CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	May 31, 2000	August 31, 1999	May 31, 1999
________________________________________
ASSETS: Current assets:
Cash	$ 54,546	$117,509	$ 51,664
Accounts receivable (less allowance of $3,153, $1,373, and $1,977 at May 31, 2000, August 31, 1999 and May 31, 1999, respectively)	83,607	21,028	69,172

Inventories: Finished goods	33,598	29,328	13,423
Work in process	7,046	3,298	4,946
Raw materials and supplies	28,764	28,988	33,857
________________________________________
	69,408	61,614	52,226

Deferred income taxes	10,748	10,161	5,902
Other current assets	5,850	1,496	3,026
________________________________________
Total current assets	224,159	211,808	181,990

Property, plant and equipment, at cost:
Land and improvements	4,220	4,042	2,994
Buildings	31,629	31,257	22,205
Machinery and equipment	106,330	102,380	84,758
Machinery and equipment under capital lease	6,139	6,657	8,446
________________________________________
	148,318	144,336	118,403

Less accumulated depreciation	76,675	73,565	61,729
________________________________________
	71,643	70,771	56,674

Deferred income taxes	7,698	7,676	8,838
Goodwill	84,618	73,999	53,884
Other assets	18,124	18,088	16,019
________________________________________
	$406,242	$382,342	$317,405
====================================

See accompanying notes

FEDDERS CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

(unaudited)

	May 31, 2000	August 31, 1999	May 31, 1999
________________________________________
LIABILITIES & STOCKHOLDERS' EQUITY: Current liabilities:
Short-term notes	$ 9,994	-	-
Current portion of long-term debt	1,427	$ 4,598	$ 3,072
Accounts payable	34,840	35,432	25,501
Income taxes payable	17,496	13,049	20,775
Accrued expenses	51,421	46,463	42,219
________________________________________
Total current liabilities	115,178	99,542	91,567

Long-term debt	158,366	156,765	106,914
Other long-term liabilities	9,198	13,240	9,672
Partners' net interest in joint venture results	5,896	3,862	2,625
Stockholders' equity (all classes $1 par value):
Common Stock, 80,000 shares authorized, 16,135, 16,135 and 16,347 issued	16,135	16,135	16,347
Class A Stock, 60,000 shares authorized, 19,673, 19,400 and 19,436 issued	19,673	19,400	19,445
Class B Stock, 7,500 shares authorized, 2,267 issued	2,267	2,267	2,267
Additional paid-in capital	28,938	28,069	29,305
Retained earnings	66,285	53,379	49,654
Cumulative other comprehensive loss	(501)	(288)	(391)
________________________________________
	132,797	118,962	116,627
Treasury stock, at cost, 2,787, 1,764 and 728 shares at May 31, 2000, August 31, 1999 and May 31, 1999, respectively	(14,062)	(8,802)	(8,702)
Deferred compensation	(1,131)	(1,227)	(1,298)
________________________________________
Total stockholders' equity	117,604	108,933	106,627
________________________________________
	$406,242	$382,342	$317,405
====================================

See accompanying notes

FEDDERS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands) (unaudited)	Nine Months Ended
	May 31, 2000	May 31, 1999
____________________________
Cash flows from operations:
Net income	$ 16,086	$ 15,950
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,480	6,976
Changes in operating assets and liabilities: Accounts receivable	(59,332)	(54,652)
Inventories	(3,906)	35
Other current assets	(4,101)	1,475
Other assets	(494)	(163)
Accounts payable	(2,914)	(268)
Accrued expenses	(3,788)	9,868
Taxes payable	4,447	6,369
Other long-term liabilities	801	(1,996)
Other	(117)	262
____________________________
Net cash used in operations	(42,838)	(16,144)
____________________________
Cash flows from investing activities:
Additions to property, plant and equipment	(7,638)	(6,257)
Disposals of property, plant and equipment, net	1,836	-
Investment in Fedders Koppel, Inc.	(6,430)	-
Investment in Sun Manufacturing, Inc.	(986)	-
Partners' net interest in joint venture results	2,034	(2,012)
____________________________
Net cash used in investing activities	(11,184)	(8,269)
____________________________
Cash flows from financing activities: Proceeds from short-term borrowings	448	-
Repayments of long-term debt	(2,091)	(546)
Proceeds from stock options exercised	839	179
Repurchase of capital stock (buy-back plan)	(4,957)	(11,756)
Payments of dividends	(3,180)	(2,786)
____________________________
Net cash used in financing activities	(8,941)	(14,909)
____________________________
Net decrease in cash and cash equivalents	(62,963)	(39,322)
Cash and cash equivalents, at beginning of period	117,509	90,986
____________________________
Cash and cash equivalents, at end of period	$ 54,546	$ 51,664
=========================
Supplemental disclosure:
Interest paid	$ 7,198	$ 8,120
Net income taxes paid	2,618	2,441
=========================

See accompanying notes

FEDDERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 1999. The Company's business is seasonal and, consequently, operating results for the three-month and nine-month periods ending May 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2000.

B.     In August 1998, the Company announced that it had been authorized to repurchase up to $30 million of outstanding stock. Under this plan, in the first nine months of fiscal 2000, the Company repurchased approximately 1.02 million shares of Class A Stock for $4.9 million or $4.82 per share. Total repurchases under this plan amounted to approximately 3.70 million shares of Common and Class A Stock for $18.2 million or $4.92 per share.

C.      In the third fiscal quarter of 2000 and 1999, net income per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 35,662,000 and 35,876,000 shares, respectively. In the first nine months of fiscal 2000 and 1999, net income per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding which amounted to approximately 35,707,000 and 36,268,000 shares, respectively. Stock options included in computing diluted earnings per share amounted to 214,000 and 266,000 in the third quarter of 2000 and 1999, respectively, and 124,000 and 220,000 for the nine months ended May 31, 2000 and 1999.

D.     During the second quarter of fiscal 2000, the Company acquired the capital stock of ABB Koppel, Inc., (now called Fedders Koppel), a leading manufacturer of room and packaged air conditioners in the Philippines, with 1999 sales of approximately $13 million, for total consideration of $11.6 million in cash and notes. During the second quarter, the Company also acquired the net assets of Sun Manufacturing, Inc. ("Sun") for $1 million of cash plus the assumption of $2.2 million of debt. Sun is a Georgia manufacturer of air conditioners that cool telecommunications equipment in cellular towers. Sun's 1999 sales were approximately $13 million.

E.     On December 3, 1999, the Securities and Exchange Commission issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101), which provides its view on applying Generally Accepted Accounting Principles to selected revenue recognition issues. The Company has not yet determined the impact, if any, of adopting SAB101.

F.     Supplemental Condensed Consolidating Financial Statements

Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the Senior Subordinated Notes due 2007, (the "Notes") of which $100 million principal amount was issued in August 1997 and $50 million FEDDERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

principal amount was issued in August 1999. The Company's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA and for the Company and its subsidiaries other than FNA, and should be read in conjunction with the consolidated financial statements of the Company.

FEDDERS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended May 31, 2000
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net sales	$180,454	$ 14,741	$195,195
Cost of sales	142,533	8,412	150,945
Selling, general and administrative expense (1,3)	9,461	4,519	13,980
______________________________________
Operating income	28,460	1,810	30,270
Partners, net interest in joint venture results	-	(489)	(489)
Net interest expense (2)	(4,220)	(473)	(4,693)
______________________________________
Income before income taxes	24,240	848	25,088
Federal, state and foreign income taxes	7,866	287	8,153
______________________________________
Net income	16,374	561	16,935
Other comprehensive income (loss):
Foreign currency translation, net of tax	(78)	137	59
______________________________________
Comprehensive income	$ 16,296	$ 698	$ 16,994
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)

(amounts in thousands)

(unaudited)

	Three Months Ended May 31, 1999
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net sales	$164,894	$ 10,738	$175,632
Cost of sales	126,629	8,344	134,973
Selling, general and administrative expense (1,3)	8,614	2,098	10,712
______________________________________
Operating income	29,651	296	29,947
Partners' net interest in joint venture results	-	(71)	(71)
Net interest expense (2)	(2,464)	(517)	(2,981)
______________________________________
Income (loss) before income taxes	27,187	(292)	26,859
Income taxes	8,762	63	8,825
______________________________________
Net income (loss)	18,425	(355)	18,070
Other comprehensive income:
Foreign currency translation, net of tax	1	18	19
______________________________________
Comprehensive income (loss)	$ 18,426	$ (337)	$ 18,089
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (continued)

(amounts in thousands)

(unaudited)

	Nine Months Ended May 31, 2000
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net sales	$270,896	$ 39,353	$310,249
Cost of sales	206,191	24,398	230,589
Selling, general and administrative expense (1,3)	30,344	11,307	41,651
______________________________________
Operating income	34,361	3,648	38,009
Partners' net interest in joint venture results	-	(1,890)	(1,890)
Net interest expense (income) (2)	(12,439)	151	(12,288)
______________________________________
Income before income taxes	21,922	1,909	23,831
Income taxes	7,125	620	7,745
______________________________________
Net income	14,797	1,289	16,086
Other comprehensive income (loss):
Foreign currency translation, net of tax	48	(192)	(144)
______________________________________
Comprehensive income	$ 14,845	$ 1,097	$ 15,942
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (continued)

(amounts in thousands)

(unaudited)

	For the Nine Months Ended May 31, 1999
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net sales	$237,615	$ 22,606	$260,221
Cost of sales	181,521	18,563	200,084
Selling, general and administrative expense (1,3)	20,668	8,604	29,272
______________________________________
Operating income (loss)	35,426	(4,561)	30,865
Partners' net interest in joint venture results	-	534	534
Net interest expense (2)	(7,684)	(74)	(7,758)
______________________________________
Income (loss) before income taxes	27,742	(4,101)	23,641
Income taxes (benefit)	8,956	(1,265)	7,691
______________________________________
Net income (loss)	18,786	(2,836)	15,950
Other comprehensive income (loss):
Foreign currency translation, net of tax	(11)	38	27
______________________________________
Comprehensive income (loss)	$ 18,775	$(2,798)	$ 15,977
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS
(amounts in thousands) (unaudited)	May 31, 2000
________________________________________________
	Fedders North America	Other Fedders	Eliminating Entries	Fedders Corporation
________________________________________________
Assets Current assets:
Cash	$ 32,641	$ 21,905		$ 54,546
Accounts receivable, net	73,039	10,568		83,607
Inventories	51,070	18,338		69,408
Other current assets	3,017	13,581		16,598
________________________________________________
Total current assets	159,767	64,392		224,159
Investment in subsidiaries	-	104,306	$(104,306)	-
Property, plant and equipment, net	56,262	15,381		71,643
Goodwill	68,007	16,611		84,618
Other long-term assets	8,497	17,325		25,822
________________________________________________
	$292,533	$218,015	$(104,306)	$406,242
===========================================
Liabilities and Stockholders' Equity Current liabilities:
Short-term notes	-	$ 9,994		$ 9,994
Current portion of long-term debt	$ 1,423	4		1,427
Accounts and income taxes payable	43,338	8,998		52,336
Accrued expenses	49,366	2,055		51,421
________________________________________________
Total current liabilities	94,127	21,051		115,178
Long-term debt	153,732	4,634		158,366
Other long-term liabilities	2,064	13,030		15,094
Stockholders' equity: Common, Class A and Class B Stock	5	38,075	$ (5)	38,075
Paid-in capital	21,292	180,865	(173,219)	28,938
Retained earnings (deficit)	21,558	(24,191)	68,918	66,285
Treasury stock	-	(14,062)		(14,062)
Deferred compensation	-	(1,131)		(1,131)
Cumulative other comprehensive loss	(245)	(256)		(501)
________________________________________________
Total stockholders' equity	42,610	179,300	(104,306)	117,604
________________________________________________
	$292,533	$218,015	$(104,306)	$406,242
===========================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS
(amounts in thousands) (unaudited)	August 31, 1999
________________________________________________
	Fedders North America	Other Fedders	Eliminating Entries	Fedders Corporation
________________________________________________
Assets Current assets:
Cash	$ 76,092	$ 41,417		$117,509
Accounts receivable, net	13,655	7,373		21,028
Inventories	46,991	14,623		61,614
Other current assets	5,714	5,943		11,657
________________________________________________
Total current assets	142,452	69,356		211,808
Investment in subsidiaries	-	104,306	$(104,306)	-
Property, plant and equipment, net	60,226	10,545		70,771
Goodwill	67,228	6,771		73,999
Other long-term assets	9,835	15,929		25,764
________________________________________________
	$279,741	$206,907	$(104,306)	$382,342
===========================================
Liabilities and Stockholders' Equity Current liabilities:
Current portion of long-term debt	$ 2,188	$ 2,410		$ 4,598
Accounts and income taxes payable	52,436	(3,955)		48,481
Accrued expenses	40,960	5,503		46,463
________________________________________________
Total current liabilities	95,584	3,958		99,542

Long-term debt	154,114	2,651		156,765
Other long-term liabilities	2,301	14,801		17,102
Stockholders' equity: Common, Class A and Class B Stock	5	37,802	$ (5)	37,802
Paid-in capital	21,292	179,996	(173,219)	28,069
Retained earnings (deficit)	6,761	(22,300)	68,918	53,379
Treasury stock	-	(8,802)		(8,802)
Deferred compensation	-	(1,227)		(1,227)
Cumulative other comprehensive income (loss)	(316)	28		(288)
________________________________________________
Total stockholders' equity	27,742	185,497	(104,306)	108,933
________________________________________________
	$279,741	$206,907	$(104,306)	$382,342
===========================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS
(amounts in thousands) (unaudited)	May 31, 1999
	Fedders North America	Other Fedders	Eliminating Entries	Fedders Corporation
________________________________________________
Assets Current assets:
Cash	$32,528	$ 19,136		$ 51,664
Accounts receivable, net	64,591	4,581		69,172
Inventories	40,322	11,904		52,226
Other current assets	6,589	2,339		8,928
________________________________________________
Total current assets	144,030	37,960		181,990

Investment in subsidiaries	-	104,306	$(104,306)	-
Property, plant and equipment, net	46,070	10,604		56,674
Goodwill	47,814	6,070		53,884
Other long-term assets	7,020	17,837		24,857
________________________________________________
	$244,934	$176,777	$(104,306)	$317,405
===========================================
Liabilities and Stockholders' Equity Current liabilities:
Current portion of long-term debt	$ 1,501	$ 1,571		$ 3,072
Accounts and income taxes payable	47,624	(1,348)		46,276
Accrued expenses	42,547	(328)		42,219
________________________________________________
Total current liabilities	91,672	(105)		91,567

Long-term debt	104,263	2,651		106,914
Other long-term liabilities	2,457	9,840		12,297
Stockholders' equity: Common, Class A and Class B Stock	5	38,059	$ (5)	38,059
Paid-in capital	21,292	112,315	(173,219)	(39,612)
Retained earnings	25,619	24,033	68,918	118,570
Treasury stock	-	(8,702)		(8,702)
Deferred compensation	-	(1,298)		(1,298)
Cumulative other comprehensive loss	(374)	(16)		(390)
________________________________________________
Total stockholders' equity	46,542	164,391	(104,306)	106,627
________________________________________________
	$244,934	$176,777	$(104,306)	$317,405
===========================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended May 31, 2000
______________________________________
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net cash used in operations	$(38,731)	$ (4,107)	$(42,838)
______________________________________
Net additions to property, plant, and equipment	(3,321)	(2,481)	(5,802)
Investment in subsidiaries	-	(7,416)	(7,416)
Partners' interest in joint venture	-	2,034	2,034
______________________________________
Net cash used in investing activities	(3,321)	(7,863)	(11,184)
______________________________________
Net proceeds of short-term borrowings	-	448	448
Repayments of long-term debt	(1,399)	(692)	(2,091)
Payment of dividends	-	(3,180)	(3,180)
Proceeds from stock options exercised	-	839	839
Repurchase of capital stock	-	(4,957)	(4,957)
______________________________________
Net cash used in financing activities	(1,399)	(7,542)	(8,941)
______________________________________
Net decrease in cash and cash equivalents	(43,451)	(19,512)	(62,963)
Cash and cash equivalents, at beginning of period	76,092	41,417	117,509
______________________________________
Cash and cash equivalents, at end of period	$ 32,641	$ 21,905	$ 54,546
==================================

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended May 31, 1999
	Fedders North America	Other Fedders	Fedders Corporation
______________________________________
Net cash used in operations	$ (9,453)	$ (6,691)	$(16,144)
______________________________________
Net additions to property, plant and equipment	(3,294)	(4,975)	(8,269)
______________________________________
Net cash used in investing activities	(3,294)	(4,975)	(8,269)
______________________________________
Net (repayments) borrowings under debt arrangements	(1,630)	1,084	(546)
Payment of dividends	-	(2,786)	(2,786)
Proceeds from stock options exercised	-	179	179
Repurchase of capital stock	-	(11,756)	(11,756)
Change in net due to (from) affiliate	40,891	(40,891)	-
______________________________________
Net cash provided by (used in) financing activities	39,261	(54,170)	(14,909)
______________________________________
Net increase (decrease) in cash and cash equivalents	26,514	(65,836)	(39,322)
Cash and cash equivalents, at beginning of period	6,014	84,972	90,986
______________________________________
Cash and cash equivalents, at end of period	$ 32,528	$ 19,136	$ 51,664
==================================

See accompanying notes

Intercompany Transactions:

The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

1)     The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $3.5 million and $4.1 million for the three months ended May 31, 2000 and May 31, 1999, respectively, and approximately $10.9 million and $8.7 million for the nine months ended May 31, 2000 and May 31, 1999, respectively.

2)     FNA's interest expense reflects actual interest charges on the Notes, a promissory note, an industrial revenue bond, capital lease obligations and a revolving line of credit.

3)     FNA's depreciation and amortization for the three months ended May 31, 2000 and May 31, 1999 amounted to $2.2 million and $1.8 million, respectively. Capital expenditures amounted to $1.7 million and $2.2 million in the three-month period of 2000 and 1999, respectively. FNA's depreciation and amortization for the nine months ended May 31, 2000 and May 31, 1999 amounted to approximately $7.9 million and $5.6 million, respectively. Capital expenditures of FNA amounted to $5.2 million and $5.5 million in the nine-month period of 2000 and 1999, respectively.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial                 Condition

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

	Operating Results as Percent of Net Sales
	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2000 1999 2000 1999
Gross profit	22.7%	23.2%	25.7%	23.1%
Selling, general and administrative expenses	7.2%	6.1%	13.4%	11.3%
Operating income	15.5%	17.1%	12.3%	11.9%
Net interest expense	2.4%	1.7%	4.0%	3.0%
Pre-tax income	12.9%	15.3%	7.7%	9.1%
==========================================

Third Quarter Results of Operations for the Three Months Ended May 31, 2000 versus the Three Months Ended May 31, 1999

Net sales in the third quarter ended May 31, 2000 amounted to $195.2 million, an increase from $175.6 million in the same period a year earlier. This increase is mainly attributable to the August 1999 acquisition of Trion, Inc. ("Trion") and its subsidiary, Envirco Corporation ("Envirco"), as well as Fedders Koppel and Sun acquired in the second quarter of fiscal 2000.

Gross profit percentage decreased to 22.7% from 23.2% in the prior period primarily due to the year-to-year variations in product mix during the quarter.

In the 2000 quarter, selling, general and administrative expenses increased, as a percentage of net sales, to 7.2% from 6.1% in the prior-year quarter primarily due to the acquisitions.

Operating income was $30.3 million or 15.5% of net sales in the current year period compared to $29.9 million or 17.1% of net sales in the prior-year period due to increased sales offset by lower margins and increased selling, general and administrative expense.

Net interest expense of $4.7 million during the current period increased in comparison to the prior-year period due to the issuance in August 1999 of $50 million of 9-3/8 % Senior Subordinated Notes due 2007 (the "Notes").

Net income decreased to $16.9 million, or 47 cents per share, compared to $18.1 million, or 50 cents per share, during the same period in the prior year. The decrease is the result of product mix during the quarter and higher interest expense associated with the Notes.

Results of Operations for the Nine Months Ended May 31, 2000 versus the Nine Months Ended May 31, 1999

For the first nine months of fiscal 2000, sales were $310.2 million, an increase of 19.2% from $260.2 million in the comparable 1999 period.

Gross profit margin percentage increased to 25.7% during the first nine months of the current year, compared to 23.1% during the same period in fiscal 1999.

Selling, general and administrative expenses increased as a percentage of net sales to 13.4% from the prior year of 11.3%.

Sales and gross profit margin percentage increased primarily due to added sales from acquired businesses of counter-seasonal and non-seasonal indoor air quality products of Trion and Envirco, and light commercial and specialized air conditioning products at Fedders Koppel and Sun. Higher selling, general and administrative expenses are also a result of these acquisitions.

Operating income was $38.0 million or 12.3% of net sales in the current year compared to $30.9 million or 11.9% of net sales in the prior year.

Net interest expense increased to $12.3 million or 4.0% of net sales during the fiscal 2000 period, versus $7.8 million or 3.0% in fiscal year 1999, primarily due to the issuance of the Notes during August 1999.

The Company's net income was $16.1 million versus $16.0 million in 1999.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash-on-hand at May 31, 2000 amounted to $54.5 million and short-term borrowings were $10.0 million.

Net cash used in operations for the nine months ended May 31, 2000, amounted to $42.8 million, compared to $16.1 million in the prior-year period. The principal use of cash in each period was to produce finished goods for seasonal requirements, sales of which are greatest in the third fiscal quarter. Inventories were $69.4 million at May 31, 2000 versus $52.2 million a year earlier. The increase is due primarily to the Trion and Envirco acquisitions and the recent acquisitions of ABB Koppel, Inc. and Sun Manufacturing, Inc., during the second fiscal quarter of August 2000.

Net cash used in investing activities was $11.2 million versus $8.3 million in 1999. The increase was due to the acquisitions of Sun Manufacturing, Inc. and ABB Koppel, Inc. which utilized cash of $1.0 and $6.4 million, respectively. Capital expenditures for the nine-month period amounted to $7.6 million.

Net cash used in financing activities during the nine-month period amounted to $8.9 million, primarily due to stock repurchases ($5.0 million), long-term debt repayments ($2.1 million) and dividends ($3.2 million), offset by proceeds received from the exercise of stock options and short- term borrowings.

The Company declared quarterly dividends of 3.0 cents and 2.5 cents on each share of outstanding Class A and Common Stock and 2.7 cents and 2.25 cents on each share of outstanding Class B Stock in the third quarter of fiscal 2000 and 1999, respectively.

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

Subsequent Event

On June 14, 2000, the Company's board of directors approved Deloitte and Touche LLP as the Registrant's new independent accountants replacing BDO Siedman LLP. The Company filed Item 4, a report regarding this change, on Form 8-K on June 20, 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - 27 Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K, see "Subsequent Event"

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDDERS CORPORATION

By /s/ Michael Giordano

Executive Vice President, Finance and Administration and

Chief Financial Officer

July 14, 2000

Signing both in his capacity as

Executive Vice President, Finance and Administration and

Chief Financial Officer and on

behalf of the registrant.