Form 10-K
period 2000-08-31
FEDDERS CORP /DE
filed 2000-11-30
CIK 744106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8831
                            ------------------------
                              FEDDERS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      22-2572390
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

  505 MARTINSVILLE ROAD, LIBERTY CORNER, NJ                      07938-0813
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (908) 604-8686

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                            -----------------------------------------
           COMMON STOCK, $1 PAR VALUE                              NEW YORK STOCK EXCHANGE, INC.
          CLASS A STOCK, $1 PAR VALUE                              NEW YORK STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              TITLE OF EACH CLASS
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of the close of business on October 31, 2000, there were outstanding 15,567,459 shares of the Registrant's Common Stock, 15,644,186 shares of Class A Stock and 2,266,406 shares of its Class B Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of November 22, 2000 was $127,893,910. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FEDDERS CORPORATION
                            FORM 10-K ANNUAL REPORT
                           YEAR ENDED AUGUST 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    5
                               PART II
Item 5.   Market for Registrant's Common Equity and Related Matters...    5
Item 6.   Selected Financial Data.....................................    6
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    7
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    9
Item 8.   Financial Statements and Supplementary Data.................    9
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    9
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   10
Item 11.  Executive Compensation......................................   11
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   11
Item 13.  Certain Relationships and Related Transactions..............   11
                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   11

                                     PART I

ITEM 1.  BUSINESS

  (a) General Development of Business

     Fedders Corporation (the "Company" or the "Registrant") is a leading global manufacturer of air treatment products, including air conditioners, air cleaners, dehumidifiers and humidifiers, and thermal technology products. The Company was established more than 100 years ago and has been in the air treatment business for more than 50 years. The Company has been expanding into a broad variety of air treatment businesses.

     In 1994, the Company opened a research and development center in Singapore and in 1998 all international activities were headquartered in the Singapore facility.

     In November 1995, the Company established a joint venture, Fedders Xinle Co., Ltd., in Ningbo, China to manufacture air conditioners for the domestic market and for export.

     In June 1998, the Company established a joint venture in Spain to produce portable air conditioners.

     In November 1999, the Company completed its acquisition of Trion, Inc. ("Trion") a manufacturer of air treatment equipment for cleanroom, residential, commercial and industrial environments.

     In January 2000, the Company acquired the capital stock of ABB Koppel, Inc. (now named Fedders Koppel, Inc. ("Fedders Koppel")), a leading manufacturer of air conditioners in the Philippines.

     In February 2000, the Company acquired Sun Manufacturing, Inc. (now named Sun Air Conditioning, Inc. ("Sun")). Sun is a leading manufacturer of specialized air conditioning equipment used in telecommunications equipment enclosures.

     In May 2000, the Company entered into a ten-year licensing agreement with Maytag Corporation, which gives the Company exclusive rights to market room air conditioners under the Maytag brand in North America.

     Unless otherwise indicated, all references herein to the "Company" or the "Registrant" include Fedders Corporation and its principal operating subsidiaries.

  (b) Financial Information About Industry Segments

     The Company operates in one industry segment. See Note 8 of the Notes to Consolidated Financial Statements at page F-12 herein.

  (c) Narrative Description of Business

     The Company manufactures and sells, worldwide, a wide variety of air treatment products, including air conditioners, humidifiers, dehumidifiers, air cleaners and thermal technology products.

     The Company manufactures and sells a complete line of air conditioners including window, split, multi-split, through-the-wall, portable, vertical, and floor/ceiling and packaged units. The Company's air conditioners are manufactured in capacities ranging from 5,000 BTUs to 200,000 BTUs. The Company manufactures and sells household humidifiers, dehumidifiers, media filters and air cleaners that improve air quality.

     Trion manufactures and sells products for industrial and commercial air cleaning applications including media filters, electronic filters, humidifiers, dust collectors, and packaged solutions to remove contaminants and provide humidification for industrial and commercial settings.

     Envirco manufactures HEPA/ULPA filters, fan filter units and lab and medical equipment that provide ultra-clean air environments for applications such as cleanroom manufacturing and medical and laboratory processes.

     Through Sun, the Company manufactures and sells specialized air conditioning equipment for the telecommunications industry.

     The Company's Melcor subsidiary manufactures solid-state heat pump modules, liquid industrial chillers and solid-state thermoelectric air conditioners that are typically used by original equipment manufacturers and end users in microelectronics, semiconductor, laboratory, medical device,biotechnology, cleanroom and telecommunication applications with limited space and precision temperature control requirements.

     The Company's air conditioners, dehumidifiers, humidifiers and air cleaners are marketed globally, primarily by the Company's salaried salesforce, under the Fedders, Emerson Quiet Kool, Sun, Airtemp, Trion, Koppel, Envirco and Herrmidifier brands, as well as under private label. In 2001, air conditioners will also be marketed under the Maytag brand.

     Solid-state heat pump modules, liquid industrial chillers and solid-state thermoelectric air conditioner products are currently sold by salaried salespeople and a network of sales representative firms located around the world. Cleanroom products are marketed to microelectronics, semiconductor and medical products manufacturers and hospitals through sales representatives, distributors and directly to end users.

     The Company currently manufactures air conditioners in China, Georgia, Illinois, Philippines, Spain and Tennessee. The Company's Rotorex subsidiary manufactures compressors for use in the Company's air conditioners in Maryland.

     The Company manufactures its appliance, residential and commercial/industrial air cleaning products in New Mexico, North Carolina, and Maryland.

     Melcor manufactures its solid-state heat pump modules, thermoelectric air conditioners and industrial chillers in New Jersey.

QUALITY ASSURANCE

     One of the key elements of the Company's strategy is a commitment to a single worldwide standard of quality. The Company's U.S. air conditioning manufacturing facilities (except the newly-acquired Sun facility), its Melcor, Rotorex and Singapore facilities and the joint ventures in China and Spain have earned the highest level of certification, ISO 9001, for their quality management systems under the International Standards Organization.

     As part of its acquisition integration program, the Company has implemented plans to obtain ISO certification for its newly-acquired facilities.

     The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility. The same level of quality will be required at all of the Company's manufacturing facilities.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal raw materials used for production are steel, copper, aluminum and filter paper, which the Company obtains from domestic and foreign suppliers. The Company also purchases certain components used in its products from other manufacturers including thermostats, compressors, motors and electrical controls. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS HELD

     The Company owns a number of trademarks. While the Company believes that its trademarks, such as, FEDDERS, EMERSON QUIET KOOL, AIRTEMP, SUN, KOPPEL, ROTOREX, MELCOR, TRION and MAC-10 are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.

SEASONALITY OF BUSINESS

     The Company's results of operations and financial condition are currently principally dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Seasonally low sales volumes are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," at pages 7 through 9 herein.

     See also the discussion under "Working Capital Practices."

WORKING CAPITAL PRACTICES

     The Company regularly reviews working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operations. The Company's sales peak in April through July. Production is weighted towards the selling season, accordingly the greatest use of credit lines occurs early in the calendar year. Cash levels are at their highest in August.

     Information with respect to the Company's warranty and return policy is provided in Note 1 of the Notes to Consolidated Financial Statements at page F-5 herein.

     See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 7 through 9 herein.

BACKLOG

     The Company's fiscal year end (August 31) coincides with the end of the seasonal room air conditioner sales cycle. Accordingly, backlog at this time of the year is insignificant.

COMPETITION

     All of the markets in which the Company does business are very competitive. Many of the Company's competitors are larger and have greater resources than the Company. The Company competes principally on the basis of technology, quality, price and its ability to deliver product and service to its customers on a just-in-time basis based upon its accurate-response manufacturing program.

RESEARCH AND DEVELOPMENT

     The Company's product development activities include ongoing research and development programs to redesign existing products, reduce manufacturing cost, increase product efficiencies and create new products. In fiscal 2000, the Company spent approximately $9.5 million on research and development.

ENVIRONMENTAL PROTECTION

     The Company's operations are subject to various United States (federal and state) and foreign environmental statutes and regulations, including laws and regulations dealing with storage, treatment, discharge and disposal of hazardous materials, substances and wastes and that affect the production of chemical refrigerants used in the operation of some of the Company's products. The refrigerant used in air conditioners is an HCFC that is to be phased out of use in new products on January 1, 2010 in the United States. Chemical producers are currently developing environmentally acceptable alternative refrigerants for use in air conditioners that are expected to be available in advance of any now-proposed phase-out deadlines for the current refrigerant. Modifications to the design of the Company's products may be necessary in order to utilize alternative refrigerants. The cost of the substitution of alternative refrigerants is not currently expected to have a material adverse impact on the Company.

     The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company did not make capital expenditures on environmental matters during the year ended

August 31, 2000 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on such items in the fiscal year ending August 31, 2001.

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

EMPLOYEES

     The Company has approximately 3,250 employees worldwide. The contract with the union representing substantially all of the production employees of the Effingham, Illinois plant is scheduled to expire in October 2001. Union contracts covering Fedders Koppel and Rotorex employees expire in March and August 2005, respectively. The Company considers its relations with its employees to be generally satisfactory.

INTERNATIONAL SALES

     Future international sales are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations. See Note 8 of the Notes to Consolidated Financial Statements at page F-12 herein.

ITEM 2.  PROPERTIES

     The Company owns or leases the following primary facilities:

                                                                                   APPROXIMATE
                                                                                   SQUARE FEET
               LOCATION                            PRINCIPAL FUNCTION             OF FLOOR AREA
               --------                  ---------------------------------------  -------------
Liberty Corner, New Jersey (Leased)      Corporate Headquarters                       25,000
Branchburg, New Jersey (Leased)          Engineered Products Headquarters              5,000
Singapore (Leased)                       International Headquarters and Research      14,000
                                           and Design Center
Effingham, Illinois (Owned)              Manufacture of air conditioners             650,000
Columbia, Tennessee (Owned)              Manufacture of air conditioners             232,000
Ningbo, China (60% owned)                Manufacture of air conditioners             323,000
Estella, Spain (Leased)                  Manufacture of air conditioners              40,000
Frederick, Maryland (Owned)              Manufacture of rotary compressors and       200,000
                                           of air cleaners
Lawrence Township, New Jersey (Owned)    Manufacture of thermoelectric devices        37,400
Sanford, North Carolina (Owned)          Manufacture of air cleaning products        263,000
                                           and humidifiers
Albuquerque, New Mexico (Leased)         Manufacture of cleanroom products            63,000
Vienna, Georgia (Owned)                  Manufacture of air conditioning              40,000
                                           equipment for telecommunication
                                           enclosures
Manila, Philippines (Leased)             Manufacture of air conditioners              41,000

     The Effingham, Illinois facility is subject to a mortgage securing a note payable to the State of Illinois. The Sanford, North Carolina and 22,400 square foot Lawrence, Township facility are each subject to a mortgage securing repayment of economic development bonds. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The Company's Common and Class A Stock are listed on the New York Stock Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of October 31, 2000, there were 2,637 holders of Common Stock, 2,540 holders of Class A Stock and 13 holders of Class B Stock. For information with respect to the Company's Common Stock, Class A Stock and Class B Stock, see Notes 9 and 10 of the Notes to Consolidated Financial Statements on pages F-12 and F-13.

ITEM 6.  SELECTED FINANCIAL DATA(1)

                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
Net sales.................................  $409,809   $355,956   $322,121   $314,100   $371,772
Gross profit..............................   104,956     84,591     69,770     70,076     83,028
Percent of net sales......................      25.6       23.8       21.7       22.3       22.3
Operating income(2).......................    46,854     40,258     12,810     31,729     50,988
Percent of net sales......................      11.4       11.3        4.0       10.1       13.7
Income before income taxes................    30,474     30,986      4,603     28,867     50,266
Percent of net sales......................       7.4        8.7        1.4        9.2       13.5
Net income................................  $ 20,401   $ 20,724   $  2,992   $ 18,764   $ 31,158
Net income attributable to common
  stockholders............................    20,401     20,724      2,992     16,344     31,007
EARNINGS PER SHARE:
  Basic...................................  $   0.58   $   0.56   $   0.07   $   0.42   $   0.77
  Diluted.................................      0.57       0.56       0.07       0.39       0.74
DIVIDENDS PER SHARE DECLARED:
  Convertible Preferred(3)................        --         --         --   $  0.318   $  0.050
  Common/Class A..........................  $  0.120   $  0.105   $  0.085      0.080      0.080
  Class B.................................     0.108      0.095      0.077      0.072      0.072
Cash and cash equivalents.................  $ 87,193   $117,509   $ 90,986   $110,393   $ 90,295
Total assets..............................   378,957    382,342    304,629    329,014    290,220
Long-term debt (including current
  portion)(4).............................   166,434    161,363    111,013    115,380     40,406
Stockholders' equity(5)...................   112,260    108,933    104,792    145,687    159,751
Capital expenditures......................     9,858      9,378      8,497      9,236      7,043
Depreciation and amortization.............    13,076     10,279      9,263      9,935      6,578
                                            --------   --------   --------   --------   --------
OTHER DATA:
Earnings before interest, taxes,
  depreciation and amortization(6)(7).....  $ 58,786   $ 54,613   $ 41,757   $ 42,232   $ 57,796
                                            --------   --------   --------   --------   --------
CASH FLOW PROVIDED BY (USED IN):
  Operating activities....................  $  4,619   $ 51,989   $ 39,302   $ (8,826)  $ 41,871
  Investing activities....................   (15,037)   (48,778)    (6,650)    (8,808)    (6,508)
  Financing activities....................   (19,898)    23,312    (52,059)    37,732     (2,775)
                                            --------   --------   --------   --------   --------

---------------
(1) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and the notes thereto.

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

(5) During fiscal 2000, the Company repurchased 2,768 shares of Common and Class A Stock at an average price of $4.87 per share for a total of $13,484. During fiscal 1999, the Company repurchased 2,601 shares of Common and Class A Stock at an average price of $5.08 per share for a total of $13,215. During fiscal

    1998, the Company repurchased 7,720 shares of Preferred, Common and Class A Stock at an average price of $5.93 per share for a total of $45,750. During fiscal 1997, the Company repurchased 4,335 shares of Class A Stock at an average price of $5.78 per share for a total of $25,041 and 705 shares of Convertible Preferred Stock at $6.25 per share for a total of $4,408.

(6) In fiscal 1999, the amount shown excludes a one-time charge for the restructuring ($3,100). For fiscal 1998, the amount shown excludes a one-time charge for the 1998 restructuring ($16,750) and early retirement program ($2,891).

(7) EBITDA represents income before income taxes plus net interest expense and depreciation and amortization (excluding amortization of debt discounts and deferred financing costs). While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund cash needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Fedders Corporation (the "Company") is a leading global manufacturer of products for the treatment of indoor air, including air conditioners, air cleaners, dehumidifiers and humidifiers, and thermal technology products.

     The Company recognized record net sales in fiscal 2000 as a result of international sales of air treatment products as well as sales to the domestic telecommunications and semiconductor markets.

     Presently, the Company's business is still largely the manufacture and sale of room air conditioners. In fiscal 2000, domestic U.S. room air conditioner sales declined as a result of unusually cool weather in northern domestic regions. The decline was more than offset by increases in room air conditioner sales to major international markets, sales of specialized air conditioning equipment used in telecommunication equipment enclosures and sales of cleanroom fan filter units used in the production of semiconductors.

     In November 1999, the acquisition of Trion, Inc. was completed, expanding Fedders' market share in indoor air treatment with Trion electronic air cleaners, Herrmidifier commercial, industrial and residential humidification systems and Envirco HEPA filtration systems for cleanroom manufacturing.

     In January 2000, the Company acquired ABB Koppel, Inc., now renamed Fedders Koppel, Inc.("Fedders Koppel"), a leading air conditioner manufacturer in the Philippines. The acquisition strengthens the Company's international operations, which are headquartered in Singapore and which have their primary manufacturing base in China.

     In February 2000, the Company acquired the net assets of Sun Manufacturing, Inc.("Sun"), a leading manufacturer of specialized air conditioning equipment used in telecommunication equipment enclosures.

     In May 2000, the Company entered into a ten-year licensing agreement with Maytag Corporation, which gives the Company exclusive rights to market room air conditioners under the Maytag brand in North America.

     In August 1999, the Company incurred a restructuring charge related to transferring production of pumps for compressors from the U.S. to Taiwan and China. The restructuring enabled the Company to further reduce operating costs at its automated compressor assembly operation in Maryland. Amounts covered by the charge were paid out in fiscal 2000.

RESULTS OF OPERATIONS

     Net sales in fiscal 2000 totaled $409.8 million, an increase of 15.1% from sales of $356.0 million in fiscal 1999 and an increase of 27.2% from sales of $322.1 million in fiscal 1998. The sales increase in fiscal 2000 reflects increased sales of air treatment products internationally and at acquired companies.

OPERATING RESULTS AS A PERCENT OF NET SALES

                                                              2000   1999   1998
                                                              ----   ----   ----
Gross profit................................................  25.6%  23.8%  21.7%
Selling, general and administrative expense.................  14.2   11.6   12.5
Restructuring...............................................    --    0.9    5.2
Operating income............................................  11.4   11.3    4.0
Interest expense............................................   3.8    2.7    2.7
Income before income taxes..................................   7.4    8.7    1.4

     The gross profit in fiscal 2000 increased $20.4 million, or 24.1% from fiscal 1999. The gross profit as a percent of net sales increased in fiscal 2000 due primarily to sales of higher margin products at acquired companies and to cost reduction efforts. In fiscal 1999, gross profit as a percent of net sales increased from fiscal 1998 due primarily to cost reduction efforts.

     Selling, general and administrative expenses ("SG&A") increased as a percent of net sales in fiscal 2000 primarily due to higher selling and marketing costs as a percent of sales of the acquired companies. In fiscal 1999, SG&A decreased as a percent of net sales primarily due to a $2.9 million provision for the implementation of an early retirement program in fiscal 1998.

     The restructuring charge in fiscal 1999 of $3.1 million consisted of costs related to transferring production of pumps for compressors from the U.S. to Taiwan and China. The 1998 restructuring charge of $16.8 million consisted of a write-down of fixed assets ($5.6 million), lease terminations ($4.9 million), personnel-related costs ($3.8 million) and administrative facility closing costs ($2.5 million).

     Net interest expense in fiscal 2000 increased $5.9 million from fiscal 1999 due primarily to the interest on the additional $50 million principal amount of 9 3/8% Senior Subordinated Notes due in 2007 (the "Notes") issued in August 1999. Net interest expense in fiscal 1999 as a percent of net sales equaled the fiscal 1998 percentage.

     Net income decreased to $20.4 million in fiscal 2000 from $20.7 million in fiscal 1999. Full-year earnings were affected by cool summer weather in the northern U.S. markets and higher interest expense associated with the Notes, the proceeds of which were used to replenish cash used for acquisitions. Fiscal 1999 results included the restructuring charge of $3.1 million. Net income, excluding the after-tax effect of the restructuring charge, would have been approximately $22.8 million in fiscal 1999. Net income in fiscal 1998 was $3.0 million. Net income, excluding the after-tax effect of charges for the 1998 restructuring and early retirement program, would have been approximately $15.8 million in fiscal 1998. Net income in fiscal 2000 reflects an effective tax rate of 33%, the same as in fiscal 1999 and less than the 35% in fiscal 1998, principally due to the valuation allowance reflected in current income and the release of prior-year tax provisions no longer required.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital requirements are seasonal. Cash balances peak in August, while greatest use of credit lines occurs early in the calendar year. The Company ended fiscal 2000 with cash and cash equivalents of $87.2 million compared to $117.5 million at August 31 a year earlier.

     Net cash provided by operations in fiscal 2000 amounted to $4.6 million. Accounts receivable increased by $1.1 million due to increased sales of air treatment products and increased international sales. Inventories increased by $9.5 million due to acquired inventory at companies, as well as reduced sales of room air conditioners in the fourth quarter in the U.S. Other current assets increased by $3.8 million in part due to a licensing agreement. Accrued expenses decreased by $12.9 million primarily due to a decrease in accruals related to acquisition costs and restructuring.

     Net cash used in investing activities by the Company consisted primarily of net capital expenditures and acquisition costs of $15.0 million.

     Net cash used in financing activities in fiscal 2000 amounted to $19.9 million. The Company used $13.5 million to repurchase 2.8 million shares of its Common and Class A Stock under a program authorized in August 1998 for the repurchase of up to $30 million of its outstanding stock. In October 2000, the Company announced an increase in the stock repurchase program from $30 million to $40 million. Dividend payments amounted to $4.2 million in fiscal 2000.

     In fiscal 2000, the Company's $100 million, prime rate, revolving credit facility was utilized during the five-month period from January through early May, with a maximum amount outstanding during the year of $44.9 million. Management believes that cash, earnings and borrowing capacity of the Company are adequate to meet the needs of its operations and long-term credit requirements, including capital expenditures and debt maturities.

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement has been adopted effective September 1, 2000 and will not have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company at August 31, 2000 and 1999, and for the years ended August 31, 2000, 1999 and 1998, the notes thereto and the reports of the Company's independent auditors thereon are included at pages F-1 through F-29, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 20, 2000, the Company retained Deloitte & Touche LLP, as its independent accountants replacing BDO Seidman, LLP. The former accountants report for each of the past two years did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. The change was approved by the Board of Directors of the Company, upon recommendation of its Audit Committee.

     During the Company's two most recent fiscal years and any subsequent interim period, there were no disagreements between the Company and the former accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, nor were there any "Reportable Events" within the meaning of Item 304(a)(1)(iv) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on December 19, 2000, which section is incorporated herein by reference.

             NAME AND AGE                           POSITION HELD               EXECUTIVE OFFICER
             ------------               --------------------------------------  -----------------
Salvatore Giordano, 90................  Chairman of the Board                         1945
Sal Giordano, Jr., 62(1)..............  Vice Chairman and Chief Executive             1965
                                        Officer
Nancy DiGiovanni, 49..................  Treasurer                                     1998
Robert N. Edwards, 53.................  Vice President and General Counsel            2000
Daryl G. Erbs, 43.....................  Vice President, Technology                    1999
Michael B. Etter, 45..................  President and Chief Operating Officer         1997
Michael Giordano, 36(2)...............  Executive Vice President, Finance and         1997
                                          Administration and Chief Financial
                                          Officer
Sal Giordano III, 41(2)...............  Group Vice President, Engineered              1996
                                        Products
Kent E. Hansen, 53....................  Executive Vice President and Secretary        1996
Judy A. Katz, 49......................  Vice President, Strategic Planning            2000
Robert L. Laurent, Jr., 45............  Executive Vice President, Acquisitions        1989
                                        and Alliances
Joseph B. Noselli, 44.................  Corporate Controller                          2000
Gary J. Nahai, 49.....................  Group Vice President and President,           1993
                                          Fedders International
John T. Salerno, 36...................  Vice President, Information Systems           2000
Marlene M. Volpe, 65..................  Vice President, Human Resources               2000

---------------
(1) Son of Salvatore Giordano

(2) Grandson of Salvatore Giordano

BUSINESS EXPERIENCE DURING LAST FIVE YEARS

     Messrs. Salvatore Giordano, Sal Giordano, Jr., Robert L. Laurent, Jr. and Gary J. Nahai have been associated in executive capacities with the Company for more than five years.

     Ms. DiGiovanni was elected to her position in October 1998. Previously she was Assistant Treasurer of the Company since 1989.

     Mr. Edwards was elected to his present position in June 2000. He has been General Counsel of the Company for more than five years.

     Mr. Erbs has been Vice President, Technology of the Company since August 1999. Prior to his joining the Company in February 1999, Mr. Erbs was with Carrier Corporation for many years, serving in a variety of engineering management positions.

     Mr. Etter was elected President and Chief Operating Officer in June 2000. Previously, he was Senior Vice President of the Company and Chairman and Chief Executive Officer of Fedders Air Conditioning since May 1, 1999. He served as Vice President of Global Purchasing for the Company from December 1997 to May 1999 and, prior thereto, Vice President, Purchasing of Fedders North America.

     Mr. Giordano was elected Executive Vice President, Finance and Administration and Chief Financial Officer in June 2000. Previously, he was Vice President, Finance and Chief Financial Officer of the Company since July 1, 1999. Mr. Giordano also served as Senior Vice President of Fedders International, Inc. from 1998 until being elected to his current position and, prior thereto, Managing Director of the Singapore office of Fedders International.

     Mr. Sal Giordano III was elected to his present position in December 1999. He was a Vice President of the Company since August 1996 and President of Melcor from 1995.

     Mr. Hansen was elected to his present position in June 2000. Previously he was Senior Vice President and Secretary from August 1996 and, prior thereto, Vice President, Finance and General Counsel of NYCOR, Inc.

     Ms. Katz was elected Vice President, Strategic Planning in June 2000. Previously, she held the position of Vice President, Communications and Planning since August 1998 and, prior thereto, Director, Strategic Support since September 1995.

     Mr. Noselli was elected Corporate Controller in June 2000. Previously, he was with Ingersoll-Rand Co. from 1980, most recently as Vice President and Controller of its production equipment group.

     Mr. Salerno was elected to his present position in June 2000. Previously, he had been an appointed officer with responsibility for Information Systems since July 1999 and, prior thereto, Director of Information Technology for Calvin Klein Cosmetics Company.

     Ms. Volpe was elected Vice President, Human Resources in June 2000. Previously, she was Vice President, Recruitment and Leadership Development for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

     See the section entitled "Executive Compensation" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 19, 2000, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the sections entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 19, 2000, which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section entitled "Election of Directors" in the Company's Proxy Statement, filed in connection with the Company's Annual Meeting of Stockholders to be held on December 19, 2000, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

     The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                                PAGE
                                                              ---------
Consolidated Statements of Operations and Comprehensive
  Income for the years ended August 31, 2000, 1999 and
  1998......................................................     F-1
Consolidated Balance Sheets at August 31, 2000 and 1999.....     F-2
Consolidated Statements of Cash Flows for the years ended
  August 31, 2000, 1999 and 1998............................     F-3
Consolidated Statements of Stockholders' Equity for the
  years ended August 31, 2000, 1999 and 1998................     F-4
Notes to Consolidated Financial Statements..................  F-5-F-23
Reports of Independent Auditors.............................  F-24-F-25
Quarterly Financial Data....................................    F-26

(a) 2. Financial Statement Schedule
Consolidated Schedule as of and for the years ended August
  31, 2000, 1999 and 1998
II. Valuation and Qualifying Accounts.......................    F-27
Reports of Independent Auditors.............................  F-28-F-29
All other schedules have been omitted because of the absence of the conditions under which they are required or because
the required information is included in the Consolidated
Financial Statements or the Notes thereto.

(a) 3. Exhibits
Exhibit 21 Subsidiaries.....................................    F-30
Exhibits 23 Consents of Independent Auditors................  F-31-F-32

  (3)(i)   --  Restated Certificate of Incorporation of the Company dated
               November 18, 1997 filed as Exhibit (3)(i) to the Company's
               Annual Report on Form 10-K for 1997 and incorporated herein by reference.
    (ii)   --  By-Laws, amended through January 16, 1988, filed as Exhibit
               (3)(vii) to the Company's Annual Report on Form 10-K for
               1987 and incorporated herein by reference.
  (4)(i)   --  Registration statement on Form S-4 filed with the Securities and Exchange Commission on September 10, 1997 and incorporated herein by reference.
    (ii)   --  Registration statement on Form S-4 filed with the Securities and Exchange Commission on January 24, 2000 and incorporated herein by reference.
 (10)(i)   --  Stock Option Plan VII, filed as Exhibit 10 (vi) to the
               Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.
    (ii)   --  Stock Option Plan VIII, filed as Annex F to the Company's
               Proxy Statement -- Prospectus dated May 10, 1996 and incorporated herein by reference.
   (iii)   --  Employment Contract between The Company and Salvatore
               Giordano dated March 23, 1993 filed as Exhibit 10 (viii) to the Company's Annual Report on Form 10-K 1993 and incorporated herein by reference.
    (iv)   --  Joint Venture Contract between Ningbo General Air
               Conditioner Factory and Fedders Investment Corporation for the establishment of Fedders Xinle Co. Ltd., dated July 31,
               1995 filed as Exhibit 10 (viii) on the Form 10-K 1996 and incorporated herein by reference.
     (v)   --  Employment Agreement between the Company and Sal Giordano,
               Jr. effective October 1, 1997, filed as Exhibit 10 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997 and incorporated herein by reference.
    (21)   --  Subsidiaries.
 (23)(i)   --  Consent of Deloitte & Touche LLP.
    (ii)   --  Consent of BDO Seidman, LLP.
    (27)   --  Financial data schedule.

     The Company filed a Report on Form 8-K dated June 14, 2000 regarding a change in independent auditors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          FEDDERS CORPORATION

                                          By /s/    MICHAEL GIORDANO
                                            ------------------------------------
                                                      Michael Giordano
                                             Executive Vice President, Finance
                                                and Administration and Chief
                                                      Financial Officer
                                                     November 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                    DATE
                     ---------                                   -----                    ----
              /s/ SALVATORE GIORDANO                 Chairman of the Board          November 29, 2000
---------------------------------------------------
                Salvatore Giordano

            /s/ SALVATORE GIORDANO, JR.              Vice Chairman and Chief        November 29, 2000
---------------------------------------------------    Executive Officer and a
              Salvatore Giordano, Jr.                  Director (Principal
                                                       Executive Officer)

              /s/ WILLIAM J. BRENNAN                 Director                       November 29, 2000
---------------------------------------------------
                William J. Brennan

                /s/ DAVID C. CHANG                   Director                       November 29, 2000
---------------------------------------------------
                  David C. Chang

                /s/ JOSEPH GIORDANO                  Director                       November 29, 2000
---------------------------------------------------
                  Joseph Giordano

                   /s/ C.A. KEEN                     Director                       November 29, 2000
---------------------------------------------------
                     C.A. Keen

               /s/ HOWARD S. MODLIN                  Director                       November 29, 2000
---------------------------------------------------
                 Howard S. Modlin

             /s/ CLARENCE RUSSEL MOLL                Director                       November 29, 2000
---------------------------------------------------
               Clarence Russel Moll

                /s/ S.A. MUSCARNERA                  Director                       November 29, 2000
---------------------------------------------------
                  S.A. Muscarnera

                     SIGNATURE                                   TITLE                    DATE
                     ---------                                   -----                    ----
                 /s/ ANTHONY PULEO                   Director                       November 29, 2000
---------------------------------------------------
                   Anthony Puleo

               /s/ MICHAEL GIORDANO                  Executive Vice President,      November 29, 2000
---------------------------------------------------    Finance and Administration
                 Michael Giordano                      (Principal Financial
                                                       Officer)

                              FEDDERS CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED AUGUST 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $409,809   $355,956   $322,121
Costs and expenses:
     Cost of sales..........................................   304,853    271,365    252,351
     Selling, general and administrative expense............    58,102     41,233     40,210
     Restructuring..........................................        --      3,100     16,750
                                                              --------   --------   --------
                                                               362,955    315,698    309,311
                                                              --------   --------   --------
Operating income............................................    46,854     40,258     12,810
Partners' net interest in joint venture results.............      (796)       412        403
Interest expense (net of interest income of $2,316, $1,524
  and $2,599 in 2000, 1999 and 1998, respectively)..........   (15,584)    (9,684)    (8,610)
                                                              --------   --------   --------
Income before income taxes..................................    30,474     30,986      4,603
Provision for income taxes..................................    10,073     10,262      1,611
                                                              --------   --------   --------
Net income..................................................  $ 20,401   $ 20,724   $  2,992
Other comprehensive (loss) income:
     Foreign currency translation, net of tax benefits......      (562)        97       (190)
                                                              --------   --------   --------
Comprehensive income........................................  $ 19,839   $ 20,821   $  2,802
                                                              ========   ========   ========
Earnings per share:
     Basic..................................................  $   0.58   $   0.56   $   0.07
     Diluted................................................      0.57       0.56       0.07
Weighted average shares:
     Basic..................................................    35,325     36,870     41,355
     Diluted................................................    35,490     37,098     42,557
Dividends per share declared:
     Common/Class A.........................................  $  0.120   $  0.105   $  0.085
     Class B................................................     0.108      0.095      0.077

                             See accompanying notes

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  AUGUST 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 87,193   $117,509
  Accounts receivable (less allowances of $2,138 and $1,373
     in 2000 and 1999, respectively)........................    25,394     21,028
     Inventories............................................    75,171     61,614
     Deferred income taxes..................................     4,811     10,161
     Other current assets...................................     5,568      1,496
                                                              --------   --------
       Total current assets.................................   198,137    211,808
Net property, plant and equipment...........................    72,268     70,771
Deferred income taxes.......................................     4,482      7,676
Goodwill....................................................    85,308     73,999
Other assets................................................    18,762     18,088
                                                              --------   --------
       Total assets.........................................  $378,957   $382,342
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes and current portion of long-term debt....  $  6,275   $  4,598
  Accounts payable..........................................    36,436     35,432
  Income taxes payable......................................    10,958     13,049
  Accrued expenses..........................................    37,309     46,463
                                                              --------   --------
       Total current liabilities............................    90,978     99,542
Long-term debt..............................................   163,912    156,765
Other long-term liabilities:
  Warranty..................................................     1,541      4,843
  Other.....................................................     8,287      8,397
Partners' interest in joint venture.........................     1,979      3,862
Commitments and contingencies
Stockholders' equity:
  Common Stock, $1 par value, 80,000,000 shares authorized,
     16,135,459 and 16,135,159 shares issued at August 31,
     2000 and 1999..........................................    16,135     16,135
  Class A Stock, $1 par value, 60,000,000 shares authorized,
     19,824,663 and 19,399,741 shares issued at August 31,
     2000 and 1999..........................................    19,825     19,400
  Class B Stock, $1 par value, 7,500,000 shares authorized
     2,266,406 and 2,266,706 shares issued at August 31,
     2000 and 1999..........................................     2,267      2,267
  Additional paid-in capital................................    29,591     28,069
  Retained earnings.........................................    69,575     53,379
  Accumulated other comprehensive loss......................    (1,128)      (288)
                                                              --------   --------
                                                               136,265    118,962
Deferred compensation.......................................      (940)    (1,227)
Treasury stock, at cost, 4,686,000 shares of Common and
  Class A Stock in 2000 and 1,764,000 shares of Class A
  Stock in 1999.............................................   (23,065)    (8,802)
                                                              --------   --------
       Total stockholders' equity...........................   112,260    108,933
                                                              --------   --------
          Total liabilities and stockholders' equity........  $378,957   $382,342
                                                              ========   ========

                             See accompanying notes

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                  YEAR ENDED AUGUST 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 20,401   $ 20,724   $  2,992
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    13,076     10,279      9,263
    Deferred income taxes...................................     9,153      5,803     (4,296)
    Partners' interest in joint venture results.............    (1,883)        --     (3,347)
    Tax benefit related to stock options exercised..........       109         47      3,825
    Restructuring charge -- fixed asset write-down..........        --         --      5,590
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (1,119)     2,811     (5,460)
    Inventories.............................................    (9,535)     1,115     10,626
    Other current assets....................................    (3,819)     3,399      6,263
    Other assets............................................    (1,210)     1,860     (7,281)
    Income taxes payable....................................    (2,091)    (1,357)     4,379
    Accounts payable........................................    (1,318)     8,085     15,178
    Accrued expenses........................................   (12,893)       503      1,269
    Other long-term liabilities.............................    (3,412)    (1,175)       704
    Other -- net............................................      (840)      (105)      (403)
                                                              --------   --------   --------
      Net cash provided by operating activities.............     4,619     51,989     39,302
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of Trion, Inc....................................        --    (39,400)        --
  Additions to property, plant and equipment................    (9,858)    (9,378)    (8,497)
  Disposal of property, plant and equipment.................     2,237         --      1,847
  Acquisition of businesses.................................    (7,416)        --         --
                                                              --------   --------   --------
    Net cash used in investing activities...................   (15,037)   (48,778)    (6,650)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from short-term notes............................     3,753         --         --
  Net proceeds from issuance of 9 3/8% Senior Subordinated
    Notes...................................................        --     47,652         --
  Repayments of long-term debt..............................    (7,021)    (2,685)    (1,903)
  Proceeds from stock options exercised.....................     1,059        254      5,289
  Net proceeds from (repayment of) Fedders Xinle
    financing...............................................        --      1,447     (2,517)
  Repayment of Trion, Inc. debt.............................        --     (6,300)        --
  Cash dividends............................................    (4,205)    (3,841)    (3,520)
  Repurchases of capital stock..............................   (13,484)   (13,215)   (49,408)
                                                              --------   --------   --------
    Net cash (used in) provided by financing activities.....   (19,898)    23,312    (52,059)
Net(decease)increase in cash and cash equivalents...........   (30,316)    26,523    (19,407)
Cash and cash equivalents at beginning of year..............   117,509     90,986    110,393
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 87,193   $117,509   $ 90,986
                                                              --------   --------   --------
Supplemental disclosure:
  Interest paid.............................................  $ 16,610   $ 12,283   $ 10,654
  Net income taxes paid (refunded)..........................     5,201      6,218     (2,788)
                                                              --------   --------   --------
Non-cash investing and financing activity:
  Building acquired under a capital lease...................  $  2,002         --         --
  Exchange of 6,754,000 shares of Preferred Stock for Class
    A Stock on a 1 for 1.022 basis..........................        --         --   $  6,904

                             See accompanying notes

                              FEDDERS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED AUGUST 31,
                                                              -----------------------------
                                                                2000      1999       1998
                                                              --------   -------   --------
Convertible Preferred Stock
  Balance at beginning of year..............................        --        --   $  6,809
  Redemption for Class A Stock..............................        --        --     (6,754)
  Repurchase and retirement of stock........................        --        --        (55)
                                                              --------   -------   --------
  Balance at end of year....................................        --        --         --
                                                              --------   -------   --------
Common Stock
  Balance at beginning of year..............................  $ 16,135   $16,972   $ 18,990
  Shares relinquished or purchased..........................        --        --       (100)
  Repurchase and retirement of stock........................        --      (837)    (1,918)
                                                              --------   -------   --------
  Balance at end of year....................................  $ 16,135   $16,135   $ 16,972
                                                              --------   -------   --------
Class A Stock
  Balance at beginning of year..............................  $ 19,400   $19,381   $ 20,074
  Redemption of Convertible Preferred Stock.................        --        --      6,904
  Stock options exercised...................................       425        19      4,251
  Issuance of restricted stock..............................        --        --        300
  Retirement of Class A treasury shares.....................        --        --    (12,148)
                                                              --------   -------   --------
  Balance at end of year....................................  $ 19,825   $19,400   $ 19,381
                                                              --------   -------   --------
Class B Stock
  Balance at beginning of year..............................  $  2,267   $ 2,267   $  2,267
                                                              --------   -------   --------
  Balance at end of year....................................  $  2,267   $ 2,267   $  2,267
                                                              --------   -------   --------
Additional paid-in capital
  Balance at beginning of year..............................  $ 28,069   $31,619   $ 85,702
  Stock options exercised...................................     1,413       235     10,287
  Tax benefit related to stock options exercised............       109        47      3,825
  Repurchase and retirement of stock........................        --    (3,832)    (9,917)
  Retirement of treasury shares.............................        --        --    (59,591)
  Issuance of restricted stock..............................        --        --      1,463
  Redemption of Convertible Preferred Stock.................        --        --       (150)
                                                              --------   -------   --------
  Balance at end of year....................................  $ 29,591   $28,069   $ 31,619
                                                              --------   -------   --------
Retained earnings
  Balance at beginning of year..............................  $ 53,379   $36,496   $ 37,024
  Net income................................................    20,401    20,724      2,992
  Dividends.................................................    (4,205)   (3,841)    (3,520)
                                                              --------   -------   --------
  Balance at end of year....................................  $ 69,575   $53,379   $ 36,496
                                                              --------   -------   --------
Accumulated other comprehensive loss
  Balance at beginning of year..............................  $   (288)  $  (430)  $   (138)
  Foreign currency translation adjustment, net of tax.......      (840)      142       (292)
                                                              --------   -------   --------
  Balance at end of year....................................  $ (1,128)  $  (288)  $   (430)
                                                              --------   -------   --------
Deferred compensation
  Balance at beginning of year..............................  $ (1,227)  $(1,513)        --
  Issuance of restricted stock..............................        --        --   $ (1,763)
  Amortization of deferred compensation.....................       287       286        250
                                                              --------   -------   --------
  Balance at end of year....................................  $   (940)  $(1,227)  $ (1,513)
                                                              --------   -------   --------
Treasury stock
  Balance at beginning of year..............................  $ (8,802)       --   $(25,041)
  Repurchase and retirement of stock........................   (13,484)  $(8,546)   (37,504)
  Shares relinquished or purchased..........................      (779)     (256)    (9,194)
  Retirement of treasury shares.............................        --        --     71,739
                                                              --------   -------   --------
  Balance at end of year....................................  $(23,065)  $(8,802)        --
                                                              --------   -------   --------

                             See accompanying notes

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Fedders Corporation (the "Company") and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Net Sales

     Sales are recorded, at time of shipment, net of provisions for sales allowances and warranties.

  Warranty and Return Policy

     The Company's policy is to accrue the estimated cost of warranty coverage and returns at the time the sale is recorded.

  Foreign Currency Translation

     Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected in other comprehensive loss as a separate component of stockholders' equity.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

  Inventories

     Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write-downs, which have historically been insignificant, are recorded in the period in which they are identified. Inventories consist of the following at August 31:

                                                               2000      1999
                                                              -------   -------
Finished goods..............................................  $39,062   $29,328
Work-in-process.............................................    4,104     3,298
Raw materials and supplies..................................   32,005    28,988
                                                              -------   -------
                                                              $75,171   $61,614
                                                              -------   -------

  Long-Lived Assets

     Replacements, betterments and additions to property, plant and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the respective

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

accounts and any gain or loss is reflected in income. Property, plant and equipment at cost consist of the following at August 31:

                                                    ESTIMATED
                                                   USEFUL LIFE       2000       1999
                                                   -----------     --------   --------
Land and improvements                                              $  3,730   $  4,042
Buildings (including capital leases)             20 to 30 years      33,767     31,257
Machinery and equipment                           5 to 12 years     109,362    102,380
Machinery and equipment under capital leases        12 years          1,203      6,657
                                                                   --------   --------
Property, plant and equipment                                       148,062    144,336
Accumulated depreciation                                            (75,794)   (73,565)
                                                                   --------   --------
                                                                   $ 72,268   $ 70,771
                                                                   --------   --------

     Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. Accumulated depreciation includes $2,359 and $1,966 of depreciation related to equipment under capital leases in 2000 and 1999, respectively.

     Goodwill is amortized over 40 years using the straight-line method. Other intangible assets primarily related to trademarks and patents are amortized over periods ranging from 2 to 10 years using the straight-line method. Goodwill and other intangible assets are net of accumulated amortization of $17,242 and $14,011 at August 31, 2000 and 1999, respectively.

     Long-lived assets of foreign entities, including joint venture operations, were $19,572, $7,193 and $7,962 at August 31, 2000, 1999 and 1998, respectively.
Long-lived assets of domestic operations were $142,490, $141,885 and $106,298 at August 31, 2000, 1999 and 1998, respectively. The Company, using estimates based on reasonable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate the carrying amount of its assets might not be recoverable and appropriately records any necessary adjustments.

  Other assets

     Other assets consist of the following at August 31:

                                                               2000      1999
                                                              -------   -------
Note due from an executive officer (note 11)................  $ 4,000   $ 4,000
Unamortized deferred finance costs, amortized over the life
  of the debt...............................................    4,273     3,281
Cash surrender value of life insurance......................    5,105     4,136
Investment in joint venture.................................      898     2,363
Other.......................................................    4,486     4,308
                                                              -------   -------
                                                              $18,762   $18,088
                                                              -------   -------

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

  Accrued expenses

     Accrued expenses consist of the following at August 31:

                                                               2000      1999
                                                              -------   -------
Warranty....................................................  $ 4,890   $ 4,269
Marketing programs..........................................   11,637     9,812
Salaries and benefits.......................................    8,642    12,389
Restructuring, principally lease termination................       --     2,310
Insurance and taxes.........................................    3,705     3,115
Acquisition costs...........................................       --     4,999
Other.......................................................    8,435     9,569
                                                              -------   -------
                                                              $37,309   $46,463
                                                              -------   -------

  Income taxes

     Deferred income taxes are provided to reflect the tax effects of temporary differences between assets and liabilities for financial reporting purposes and income tax purposes. Provisions are also made for U.S. income taxes on undistributed earnings of foreign subsidiaries not considered to be indefinitely reinvested (note 7).

  Research and development costs

     All research and development costs are charged to expense as incurred and amount to $9,521, $6,742, and $6,557 in 2000, 1999 and 1998, respectively.

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

  Risks and uncertainties

     Approximately 2% of the Company's employees are covered by a collective bargaining agreement which expires in August 2005. Another 20% of the Company's employees are covered by a separate collective bargaining agreement which expires in October 2001.

  Earnings per share

     Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share are computed by adjusting outstanding shares assuming

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

conversion of all potentially dilutive stock options. The computation of basic earnings per share and diluted earnings per share is as follows:

                                                             2000      1999      1998
                                                            -------   -------   ------
Net income................................................  $20,401   $20,724   $2,992
                                                            -------   -------   ------
Weighted average shares outstanding (amounts in
  thousands)..............................................   35,325    36,870   41,355
Assumed conversion of stock options.......................      165       228    1,202
                                                            -------   -------   ------
Diluted average shares outstanding (amounts in
  thousands)..............................................   35,490    37,098   42,557
                                                            -------   -------   ------
Earnings per share:
     Basic................................................  $  0.58   $  0.56   $ 0.07
     Diluted..............................................     0.57      0.56     0.07
                                                            -------   -------   ------

  Fair Value of Financial Instruments

     The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. At August 31, 2000, the fair value of long-term debt (including current portion), is estimated to be $161,867 based on the current market rates obtained by the Company.

  Effect of New Accounting Pronouncement

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement has been adopted effective September 1, 2000 and will not have a material impact on the Company's financial statements.

  Reclassification

     Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

2.  RESTRUCTURING

     In August 1999, the Company added to the 1998 restructuring of its operations to include a one-time net charge of $3,100. The charge consisted of a machinery and equipment write-down to estimated recoverable value ($44), an amount for production equipment leases ($629), other contractual obligations ($2,218) and personnel-related costs ($209). The restructuring related to transferring production of pumps for compressors from the U.S. to Taiwan and China.

     In January 1998, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time expense totaling $16,750 in the second fiscal quarter ended February 28, 1998. The charge consisted of production machinery and equipment write-downs to estimated recoverable value ($5,590), an amount for production machinery and equipment lease terminations ($4,030) primarily related to outsourcing, other administrative facility lease terminations ($826), personnel-related outsourcing costs including a contract settlement ($2,505) and severance payments ($1,298) and administrative facility closing costs ($2,501). The restructuring did not result in factory closings. However, it did involve shifting some additional production from North America to China and increasing component outsourcing. As part of the restructuring, all of Fedders International, Inc.'s activities, including executive management located at the Company's headquarters in New Jersey, were relocated to the Company's Asian headquarters in Singapore.

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

The sales, marketing, research and design, service and administrative support functions of Fedders North America, Inc. were relocated to the Company's facility in Illinois.

     All amounts were paid out on the restructuring by the Company by the second fiscal quarter ended February 29, 2000.

3.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

4.  SHORT-TERM BORROWING

     At August 31, 2000, Fedders Xinle had short-term notes of $3,753 outstanding under a loan agreement with a People's Republic of China bank. The notes bear interest at approximately 6.50% and expire April 2001. At August 31, 2000 and 1999, the Company had no short-term borrowing under its U.S. revolving credit facility with a commercial finance company. Availability under the U.S. facility of $100,000 at August 31, 2000 and is based on accounts receivable and inventory and requires maintenance of certain financial covenants. The maximum amount outstanding under the credit facility was $44,944 and $33,899 during fiscal 2000 and 1999, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $8,652 and 8.51% in fiscal 2000 and $5,347 and 7.75% in fiscal 1999. The credit facility is collateralized by substantially all of the Company's assets and is in effect until February 2003. The rate of interest on the facility is prime rate or LIBOR plus 2.25%.

5.  LONG-TERM DEBT

     Long-term debt consists of the following at August 31:

                                                                2000       1999
                                                              --------   --------
9 3/8% Senior Subordinated Notes due 2007:
  $100,000 principal amount less unamortized discount of
     $333 and $381..........................................  $ 99,667   $ 99,619
  $50,000 principal amount less unamortized discount of
     $2,054 and $2,348......................................    47,946     47,652
Fedders Koppel promissory note..............................     7,090         --
Fedders Xinle promissory note...............................        --      5,061
Promissory note payable to the State of Illinois............     2,832      3,389
Trion Industrial Revenue Bond...............................     3,200      3,200
Sun Air Conditioning, Inc. promissory note..................     1,911         --
Melcor, State of New Jersey Economic Development Bond.......     1,301         --
Capital lease obligations...................................     2,487      2,442
                                                              --------   --------
                                                               166,434    161,363
Less current maturities.....................................     2,522      4,598
                                                              --------   --------
                                                              $163,912   $156,765
                                                              --------   --------

     Aggregate amounts of long-term debt, excluding capital leases of $2,487, maturing in each of the years ending August 31 are: 2001 -- $2,222, 2002 -- $2,226, 2003 -- $2,329, 2004 -- $2,333, 2005 -- $1,598 and thereafter
$153,239.

     In August 1997, a subsidiary of the Company issued $100,000 principal amount of 9 3/8% Senior Subordinated Notes due 2007. In August 1999, the same subsidiary issued an additional $50,000 principal

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

amount of 9 3/8% Senior Subordinated Notes due 2007. The notes are guaranteed by the Company on a senior subordinated basis. The notes may be redeemed by the subsidiary after August 2002 at a redemption price of 104.688% of principal amount. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary.

     In 2000, Fedders Xinle refinanced a long-term promissory note payable to a People's Republic of China bank.

     The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next eight years, and is collateralized by a mortgage on the Company's Illinois facility.

     The Trion Industrial Revenue Bond is due in November 2011, bears interest at approximately 5.0% and requires no principal payments until maturity. This bond is collateralized by Trion's Sanford, North Carolina facility, including real property and equipment.

     The Fedders Koppel promissory note payable to a Philippines bank is to be paid over the next five years, bears interest at PHIBOR plus 3% and is guaranteed by the Company.

     The Sun Air Conditioning, Inc. promissory note due to Citizens National is to be paid over the next seven years and bears interest at the prime rate.

     The loan from the New Jersey Economic Development Corporation to Melcor Corporation has an interest rate of 6.6%, is to be paid over the next 10 years and is collateralized by Melcor's facility and certain equipment.

6.  LEASES

  Operating Leases

     The Company leases certain property and equipment under operating leases which expire over the next five years. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair rental value for a period of one month to four years. Minimum payments for operating leases having non-cancelable terms are as follows: $1,165, $929, $682, $572 and $8 in 2001, 2002, 2003, 2004
and 2005, respectively. Minimum lease payments total $3,356. Total rent expense for all operating leases amounted to $1,647, $1,513 and $3,940 in 2000, 1999 and 1998, respectively.

  Capital Leases

     Aggregate future minimum rental payments under capital leases for the years ending August 31 are as follows: $255, $276, $262, $118 and $108 in 2001, 2002,
2003, 2004 and 2005, respectively. The present value of minimum lease payments is $2,487. In 2000, a capital lease was bought out by the Company at maturity for $1,018.

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

7.  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                             2000      1999      1998
                                                            -------   -------   ------
Current:
  Federal.................................................  $ 1,076   $ 3,816   $1,854
  State...................................................       69       281      170
  Foreign.................................................      275       315       58
                                                            -------   -------   ------
                                                              1,420     4,412    2,082
                                                            -------   -------   ------
Charge in lieu of income taxes............................      109        47    3,825
                                                            -------   -------   ------
Deferred:
  Federal.................................................    8,436     5,741   (3,970)
  State...................................................      108        62     (326)
                                                            -------   -------   ------
                                                              8,544     5,803   (4,296)
                                                            -------   -------   ------
                                                            $10,073   $10,262   $1,611
                                                            -------   -------   ------

     The exercise of stock options to acquire shares of the Company's Class A Stock creates a compensation deduction for income tax purposes for which there is no corresponding expense required for financial reporting purposes. The tax benefits related to these deductions are reflected as a charge in lieu of income taxes and a credit to additional paid-in capital.

     Deferred tax assets result from temporary differences between assets and liabilities for financial reporting and income tax purposes, and include the components related to acquired companies. The components are as follows at August 31:

                                                               2000     1999
                                                              ------   -------
Warranty....................................................  $2,386   $ 3,838
Depreciation................................................  (3,533)   (2,666)
Employee benefit programs...................................   5,544     6,024
Inventory...................................................   2,623     3,875
Net operating loss and tax credit carryforwards.............   2,085     3,846
Restructuring...............................................      42     1,990
Other.......................................................   1,179     3,017
                                                              ------   -------
                                                              10,326    19,924
Valuation allowance.........................................  (1,033)   (2,087)
                                                              ------   -------
                                                              $9,293   $17,837
                                                              ------   -------

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

     The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items:

                                                               2000      1999      1998
                                                              -------   -------   ------
Expected tax at statutory rate..............................  $10,666   $10,845   $1,611
Tax difference on foreign earnings..........................      319        --       --
Valuation allowance reflected in current income.............   (1,054)       --       --
State taxes, less federal income tax benefit................      115       151       95
Prior year provisions no longer required....................     (435)   (1,029)    (297)
Other.......................................................      462       295      202
                                                              -------   -------   ------
                                                              $10,073   $10,262   $1,611
                                                              -------   -------   ------

     At August 31, 2000, the Company has foreign net operating loss carryforwards of approximately $900 and U.S. net operating loss and tax credit carryforwards of approximately $3,500 and $200, respectively, which are restricted as to use and expire in the years 2001 through 2010. The valuation allowance reflects the uncertainty associated with the realization of deferred tax assets.

8.  INDUSTRY SEGMENT

     The Company operates in one industry segment, air treatment products, and sells primarily direct to retailers and also through manufacturers' representatives, private label arrangements and distributors. In 2000, one customer accounted for 25% of net sales and a second customer accounted for 24% of net sales. In 1999, two customers each accounted for 29% of net sales. In 1998, one customer accounted for 30% of net sales and a second customer accounted for 27% of net sales.

     International sales were approximately $54,404 in 2000, $38,168 in 1999 and $38,078 in 1998 and were made principally to Asia, Europe, Canada and Mexico.

9.  CAPITAL STOCK

     On October 11, 2000, the Company announced an increase in the stock repurchase plan (the "$30 Million Plan") from $30,000 to $40,000 for the Company's Common and Class A Stock, authorized in August 1998. The $50,000 stock repurchase plan authorized in 1997 (the "$50 Million Plan") for the Company's Common and Class A Stock has been completed.

     Common Stock (80,000,000 shares authorized): During fiscal 2000, 567,900 shares were repurchased for $3,580 under the $30 Million Plan. In fiscal 1999, 837,000 shares were repurchased and retired for $4,669 under the $30 Million Plan. During fiscal 1998, 1,917,500 shares were repurchased for $11,487 and retired under the $50 Million Plan. Shares of Common Stock are reserved for the conversion of Class A and Class B Stock as indicated herein.

     Class A Stock (60,000,000 shares authorized): In fiscal 2000, 2,200,100 shares were repurchased for $9,904 under the $30 Million Plan. An additional 154,071 shares were received from employees in connection with the exercise of stock options. In fiscal 1999, 1,763,600 shares were repurchased for $8,546 under the $30 Million Plan. In fiscal 1998, 5,750,132 shares were repurchased for $33,937 under the $50 Million Plan. An additional 2,063,173 shares were received from employees and retired in connection with the exercise of stock options under the Company's stock option plans and amounted to $12,772. All Class A shares that were repurchased during fiscal 1998 have been retired as of August 31, 1998. Shares of Class A Stock reserved under the Company's stock option plans amounted to 5,573,000 and 5,819,933 at August 31, 2000 and 1999, respectively. Class A Stock has rights, including dividend rights, substantially identical to the Common Stock,

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

except that the Class A Stock will not be entitled to vote except to the extent provided under Delaware law. Class A Stock is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock and accordingly, 25,337,663 and 22,792,082 shares of Common Stock are reserved for such conversion at August 31, 2000 and 1999, respectively. In 1998, the Company granted 300,000 shares of restricted stock to an executive officer, the value of which was $1,763 (note 11).

     Class B Stock (7,500,000 shares authorized): Class B Stock is immediately convertible into Common Stock on a share-for-share basis and accordingly, at August 31, 2000 and 1999, 2,266,406 and 2,266,706 shares of Common Stock, respectively, are reserved for such conversion. Class B Stock has greater voting power, in certain circumstances (ten-to-one in the election of directors), but receives a lower dividend, if declared, equal to 90% of the dividend on Common Stock, and has limited transferability. Class B Stock also votes separately, as a class, on certain significant issues.

10.  STOCK OPTION PLANS

     All stock option plans, as approved by the stockholders, provide for the granting to employees and officers of incentive stock options (as defined under current tax laws) and non-qualified stock options. All of the plans provide for the granting of non-qualified stock options to directors who are not employees. Stock options are exercisable one year after the date of grant and, if not exercised, will expire five years from the date of grant. Certain options are only exercisable at the end of five years unless a sales target is achieved prior thereto.

     The Company adopted SFAS 123, "Accounting for Stock Based Compensation," and chose to continue the application of APB Opinion 25 and related interpretations in accounting for its stock options issued to employees. Accordingly, the adoption of SFAS 123 did not have a material effect on the Company's consolidated financial statements. Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               2000      1999      1998
                                                              -------   -------   ------
Net Income:
  As reported...............................................  $20,401   $20,724   $2,992
  Pro forma.................................................   19,257    20,676    2,553
Basic earnings per share:
  As reported...............................................  $  0.58   $  0.56   $ 0.07
  Pro forma.................................................     0.55      0.56     0.06
Diluted earnings per share:
  As reported...............................................  $  0.57   $  0.56   $ 0.07
  Pro forma.................................................     0.54      0.56     0.06

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

     The stock option plan summary and changes during each year are presented below:

                                                                2000       1999       1998
                                                              --------   --------   --------
Options outstanding at beginning of year....................     1,644      1,675      5,992
Granted.....................................................     1,295         54         21
Canceled....................................................       (71)        --        (91)
Exercised...................................................      (385)       (85)    (4,247)
                                                              --------   --------   --------
Options outstanding at end of year..........................     2,483      1,644      1,675
Options exercisable at end of year..........................     1,411      1,588      1,655
                                                              --------   --------   --------
Exercise price per share....................................  $   2.84   $   2.67   $   2.67
                                                               to 5.94    to 5.75    to 5.75
                                                              --------   --------   --------

     Options exercisable at August 31, 2000 have an average exercise price of $4.85. The weighted average fair value of the stock options granted during 2000, 1999 and 1998 was $1.31, $1.33 and $1.71, respectively. The fair value of each option granted is estimated on the date of grant using the Binomial option pricing model in 2000 and the Black-Scholes option pricing model in 1999 and 1998 with the following weighted-average assumptions:

                                                              2000    1999    1998
                                                              -----   -----   -----
Expected dividend...........................................  $.120   $.105   $.085
Risk-free rate..............................................    6.1%    6.1%    6.1%
Expected life in years......................................      4       4       4
Volatility..................................................     30%     32%     32%

     The following table summarizes information on stock options outstanding at August 31, 2000:

                                                      OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                              ------------------------------------   ----------------------
                  EXERCISE                      NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
                   PRICES                     OUTSTANDING     LIFE(1)     PRICE(1)   EXERCISABLE   PRICE(1)
                  --------                    -----------   -----------   --------   -----------   --------
$4.77-5.56..................................     1,137         4.45        $4.96           66       $5.43
$2.84-5.75..................................       511         1.36         4.78          511        4.78
$4.75-5.94..................................       466         1.72         4.93          466        4.93
$4.50-5.13..................................       369         0.50         4.74          368        4.74
                                                 -----         ----        -----        -----       -----
                                                 2,483         2.72        $4.88        1,411       $4.85

---------------
(1) weighted average

11.  PENSION PLANS AND OTHER COMPENSATION ARRANGEMENTS

     The Company maintains a 401(k) defined contribution plan covering all U.S. employees except union employees at one subsidiary. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $1,287, $1,096 and $1,328 in 2000, 1999 and 1998, respectively.

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

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

under the agreement has been determined based upon certain assumptions and is being amortized over the expected remaining years of service to the Company.

     The Company has an agreement with another officer that has a term that extends through September 2003. The agreement provides for annual base and incentive compensation, a non-interest bearing, uncollateralized loan maturing in September 2004 (note 1), a retirement contribution that vests over the life of the agreement and restricted stock that vests in January 2004. The Company is amortizing the retirement contribution and the restricted stock over the life of the agreement.

     The Company provides a portion of health care and life insurance benefits for retired employees who elect to participate in the Company's plan. SFAS 106 requires accrual accounting for all post-retirement benefits other than pensions. At August 31, 2000 and 1999, post-retirement benefits, although immaterial, were fully accrued with no significant change between these dates.

12.  ACQUISITIONS

     In fiscal 2000, a subsidiary of the Company acquired the capital stock of ABB Koppel, Inc. (now called Fedders Koppel), a manufacturer of room and packaged air conditioners in the Philippines, for total consideration of $11.6 million in cash and notes. Also during fiscal 2000, another subsidiary of the Company acquired the net assets of Sun Manufacturing, Inc. for $1.0 million of cash plus the assumption of $2.2 million of debt. Sun is a manufacturer of air conditioners that cool telecommunications equipment in cellular towers. Both acquisitions were accounted for using the purchase method with the purchase price allocated to net assets acquired based on their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the net assets acquired ($9,586) was allocated to goodwill which is being amortized on a straight-line basis over 40 years. The Company's consolidated financial statements including the operating results of the acquired businesses from the date of acquisition.

     In August 1999, a subsidiary of the Company acquired substantially all outstanding shares of common stock of Trion, Inc., a manufacturer of indoor air quality products by way of a cash tender offer totaling $39.4 million. The acquisition was completed in November 1999. The acquisition was accounted for using the purchase method, with the purchase price allocated to net assets acquired based on their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the acquired net assets ($25,620) was allocated to goodwill ($19,768), which is being amortized on a straight-line basis over 40 years.

     The Company's consolidated financial statements include the operating results of Trion, Inc., since August 1999. The following table presents the unaudited pro forma results of operations as if the Trion acquisition occurred on September 1, 1998. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have actually occurred had the acquisition been consummated at the beginning of fiscal 1999 or of results which may occur in the future.

                        (UNAUDITED)                             1999
                        -----------                           --------
Net Sales...................................................  $410,444
  Operating income..........................................    42,053
  Net income................................................    20,646
                                                              --------
  Earnings per share:
     Basic..................................................     $0.56
                                                              --------
     Diluted................................................     $0.56
                                                              --------

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

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

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                            FISCAL YEAR ENDED AUGUST 31, 2000
                                                   ---------------------------------------------------
                                                      FEDDERS       OTHER    ELIMINATION     FEDDERS
                                                   NORTH AMERICA   FEDDERS     ENTRIES     CORPORATION
                                                   -------------   -------   -----------   -----------
Net sales........................................    $355,077      $59,617     $(4,885)     $409,809
Cost of sales....................................     269,656       40,082      (4,885)      304,853
Selling, general and administrative expense(a)...      40,321       17,781          --        58,102
                                                     --------      -------     -------      --------
Operating income.................................      45,100        1,754          --        46,854
Partners' net interest in joint venture
  results........................................          --         (796)         --          (796)
Net interest income (expense)(b).................     (16,513)         929          --       (15,584)
Dividend income(f)...............................          --        9,708      (9,708)           --
                                                     --------      -------     -------      --------
Income (loss) before income taxes................      28,587       11,595      (9,708)       30,474
Provision for income taxes.......................       9,170          903          --        10,073
                                                     --------      -------     -------      --------
Net income (loss)................................      19,417       10,692      (9,708)       20,401
Other comprehensive income (loss):
  Foreign currency translation, net of tax.......          62         (624)         --          (562)
                                                     --------      -------     -------      --------
Comprehensive income (loss)......................    $ 19,479      $10,068     $(9,708)     $ 19,839
                                                     ========      =======     =======      ========

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                            FISCAL YEAR ENDED AUGUST 31, 1999
                                                   ---------------------------------------------------
                                                      FEDDERS       OTHER    ELIMINATION     FEDDERS
                                                   NORTH AMERICA   FEDDERS     ENTRIES     CORPORATION
                                                   -------------   -------   -----------   -----------
Net sales........................................    $326,793      $29,163          --      $355,956
Cost of sales....................................     247,158       24,207          --       271,365
Selling, general and administrative expense(a)...      31,282        9,951          --        41,233
Restructuring charge.............................       3,100           --          --         3,100
                                                     --------      -------    --------      --------
Operating income (loss)..........................      45,253       (4,995)         --        40,258
Partners' net interest in joint venture
  results........................................          --          412          --           412
Net interest income (expense)(b).................     (10,121)         437          --        (9,684)
Dividend income(f)...............................          --       25,714     (25,714)           --
                                                     --------      -------    --------      --------
Income (loss) before income taxes................      35,132       21,568     (25,714)       30,986
Provision for income taxes (benefit).............      11,512       (1,250)         --        10,262
                                                     --------      -------    --------      --------
Net income (loss)................................      23,620       22,818     (25,714)       20,724
Other comprehensive income:
  Foreign currency translation, net of tax.......          42           55          --            97
                                                     --------      -------    --------      --------
Comprehensive income (loss)......................    $ 23,662      $22,873    $(25,714)     $ 20,821
                                                     ========      =======    ========      ========

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                            FISCAL YEAR ENDED AUGUST 31, 1998
                                                   ---------------------------------------------------
                                                      FEDDERS       OTHER    ELIMINATION     FEDDERS
                                                   NORTH AMERICA   FEDDERS     ENTRIES     CORPORATION
                                                   -------------   -------   -----------   -----------
Net sales........................................    $289,412      $32,709       --         $322,121
Cost of sales....................................     226,805       25,546       --          252,351
Selling, general and administrative expense(a)...       5,768       14,442       --           40,210
Restructuring charge.............................      15,360        1,390       --           16,750
                                                     --------      -------       --         --------
Operating income (loss)..........................      21,479       (8,669)      --           12,810
Partners' net interest in joint venture
  results........................................          --          403       --              403
Net interest income (expense)(b).................     (10,354)       1,744       --           (8,610)
                                                     --------      -------       --         --------
Income (loss) before income taxes................      11,125       (6,522)      --            4,603
Provision for income taxes (benefit).............       3,894       (2,283)      --            1,611
                                                     --------      -------       --         --------
Net income (loss)................................       7,231       (4,239)      --            2,992
Other comprehensive loss:
  Foreign currency translation, net of tax.......          --         (190)      --             (190)
                                                     --------      -------       --         --------
Comprehensive income (loss):.....................    $  7,231      $(4,429)      --         $  2,802
                                                     ========      =======       ==         ========

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           FISCAL YEAR ENDED AUGUST 31, 2000
                                                  ----------------------------------------------------
                                                     FEDDERS       OTHER     ELIMINATION     FEDDERS
                                                  NORTH AMERICA   FEDDERS      ENTRIES     CORPORATION
                                                  -------------   --------   -----------   -----------
                                         ASSETS
Current Assets:
  Cash..........................................    $ 59,716      $ 27,477           --     $ 87,193
  Net accounts receivable.......................      15,352        10,042           --       25,394
  Inventories...................................      56,027        19,144           --       75,171
  Other current assets..........................       2,623         7,756           --       10,379
                                                    --------      --------    ---------     --------
          Total current assets..................    $133,718      $ 64,419           --     $198,137
Investments in subsidiaries.....................          --       104,306    $(104,306)          --
Property, plant and equipment, net..............      56,686        15,582           --       72,268
Goodwill........................................      72,196        13,112           --       85,308
Other long-term assets..........................       5,635        17,609           --       23,244
                                                    --------      --------    ---------     --------
                                                    $268,235      $215,028    $(104,306)    $378,957
                                                    ========      ========    =========     ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion long-term debt................    $    527      $  5,748           --     $  6,275
  Accounts and income taxes payable.............      48,691        (1,297)          --       47,394
  Accrued expenses..............................      25,284        12,025           --       37,309
                                                    --------      --------    ---------     --------
          Total current liabilities.............    $ 74,502      $ 16,476           --     $ 90,978
Long-term debt..................................     153,676        10,236           --      163,912
Other long-term liabilities.....................       2,513         9,294           --       11,807
Stockholders' equity:
  Common, Class A, and Class B Stock............           5        38,227    $      (5)      38,227
  Paid-in capital...............................      21,292       181,518     (173,219)      29,591
  Retained earnings (deficit)(f)................      16,470       (15,813)      68,918       69,575
  Deferred compensation and Treasury Stock......          --       (24,005)          --      (24,005)
Accumulated other comprehensive loss............        (223)         (905)          --       (1,128)
                                                    --------      --------    ---------     --------
          Total stockholders' equity............      37,544       179,022     (104,306)     112,260
                                                    --------      --------    ---------     --------
                                                    $268,235      $215,028    $(104,306)    $378,957
                                                    ========      ========    =========     ========

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                          FISCAL YEAR ENDED AUGUST 31, 1999
                                                 ----------------------------------------------------
                                                    FEDDERS       OTHER     ELIMINATION     FEDDERS
                                                 NORTH AMERICA   FEDDERS      ENTRIES     CORPORATION
                                                 -------------   --------   -----------   -----------
                                        ASSETS
Current Assets:
  Cash.........................................    $ 76,092      $ 41,417           --     $117,509
  Net accounts receivable......................      13,655         7,373           --       21,028
  Inventories..................................      46,991        14,623           --       61,614
  Other current assets.........................       5,714         5,943           --       11,657
                                                   --------      --------   ----------     --------
          Total current assets.................    $142,452      $ 69,356           --     $211,808
Investments in subsidiaries....................          --       104,306   $ (104,306)          --
Property, plant and equipment, net.............      60,226        10,545           --       70,771
Goodwill.......................................      67,228         6,771           --       73,999
Other long-term assets.........................       9,835        15,929           --       25,764
                                                   --------      --------   ----------     --------
                                                   $279,741      $206,907   $ (104,306)    $382,342
                                                   ========      ========   ==========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion long-term debt...............    $  2,188      $  2,410           --     $  4,598
  Accounts and income taxes payable............      52,436        (3,955)          --       48,481
  Accrued expenses.............................      40,960         5,503           --       46,463
                                                   --------      --------   ----------     --------
          Total current liabilities............    $ 95,584      $  3,958           --     $ 99,542
Long-term debt.................................     154,114         2,651           --      156,765
Other long-term liabilities....................       2,301        14,801           --       17,102
Stockholders' equity:
  Common, Class A, and Class B Stock...........           5        37,802   $       (5)      37,802
  Paid-in capital..............................      21,292       179,996     (173,219)      28,069
  Retained earnings (deficit) (f)..............       6,761       (22,300)      68,918       53,379
  Deferred compensation and Treasury Stock.....          --       (10,029)          --      (10,029)
Accumulated other comprehensive income
  (loss).......................................        (316)           28           --         (288)
                                                   --------      --------   ----------     --------
          Total stockholders' equity...........      27,742       185,497     (104,306)     108,933
                                                   --------      --------   ----------     --------
                                                   $279,741      $206,907   $ (104,306)    $382,342
                                                   ========      ========   ==========     ========

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                FISCAL YEAR ENDED AUGUST 31, 2000
                                                              -------------------------------------
                                                                 FEDDERS       OTHER      FEDDERS
                                                              NORTH AMERICA   FEDDERS   CORPORATION
                                                              -------------   -------   -----------
Net cash provided by (used in) operations...................    $(10,407)     $15,026    $  4,619
                                                                --------      -------    --------
Net additions to property, plant and equipment..............      (3,870)      (3,751)     (7,621)
Acquisition of businesses...................................          --       (7,416)     (7,416)
                                                                --------      -------    --------
Net cash used in investing activities.......................      (3,870)     (11,167)    (15,037)
                                                                --------      -------    --------
Net repayments of short and long-term borrowings............      (2,099)      (1,169)     (3,268)
Cash dividends..............................................          --       (4,205)     (4,205)
Proceeds from stock options exercised.......................          --        1,059       1,059
Repurchase of capital stock.................................          --      (13,484)    (13,484)
                                                                --------      -------    --------
Net cash used in financing activities.......................      (2,099)     (17,799)    (19,898)
                                                                --------      -------    --------
Net decrease in cash and cash equivalents...................     (16,376)     (13,940)    (30,316)
Cash and cash equivalents at beginning of year..............      76,092       41,417     117,509
                                                                --------      -------    --------
Cash and cash equivalents at end of year....................    $ 59,716      $27,477    $ 87,193
                                                                ========      =======    ========

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               FISCAL YEAR ENDED AUGUST 31, 1999
                                                             --------------------------------------
                                                                FEDDERS       OTHER       FEDDERS
                                                             NORTH AMERICA   FEDDERS    CORPORATION
                                                             -------------   --------   -----------
Net cash provided by (used in) operations..................    $ 56,243      $ (4,254)   $ 51,989
                                                               --------      --------    --------
Net additions to property, plant and equipment.............      (5,713)       (3,665)     (9,378)
Purchase of Trion, Inc.....................................     (39,400)           --     (39,400)
                                                               --------      --------    --------
Net cash used in investing activities......................     (45,113)       (3,665)    (48,778)
                                                               --------      --------    --------
Net repayments of short and long-term borrowings...........      (6,300)       (2,685)     (8,985)
Net proceeds from senior subordinated notes................      47,652            --      47,652
Net proceeds from Xinle financing..........................          --         1,447       1,447
Cash dividends.............................................     (25,714)       21,873      (3,841)
Proceeds from stock options exercised......................          --           254         254
Repurchase of capital stock................................          --       (13,215)    (13,215)
Change in net due to (from) affiliate......................      43,310       (43,310)         --
                                                               --------      --------    --------
Net cash provided by (used in) financing activities........      58,948       (35,636)     23,312
                                                               --------      --------    --------
Net increase (decrease) in cash and cash equivalents.......      70,078       (43,555)     26,523
Cash and cash equivalents at beginning of year.............       6,014        84,972      90,986
                                                               --------      --------    --------
Cash and cash equivalents at end of year...................    $ 76,092      $ 41,417    $117,509
                                                               ========      ========    ========

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, SHARE AND MARKET DATA)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               FISCAL YEAR ENDED AUGUST 31, 1998
                                                             --------------------------------------
                                                                FEDDERS       OTHER       FEDDERS
                                                             NORTH AMERICA   FEDDERS    CORPORATION
                                                             -------------   --------   -----------
Net cash provided by (used in) operations..................    $ 43,320      $ (4,018)   $ 39,302
                                                               --------      --------    --------
Net additions to property, plant and equipment, being cash
  used in investing activities.............................      (5,351)       (1,299)     (6,650)
                                                               --------      --------    --------
Net repayments of short and long-term borrowings...........      (1,822)       (2,598)     (4,420)
Cash dividends.............................................          --        (3,520)     (3,520)
Proceeds from stock options exercised......................          --         5,289       5,289
Repurchase of capital stock................................          --       (49,408)    (49,408)
Change in net due to (from) affiliate......................     (30,133)       30,133          --
                                                               --------      --------    --------
Net cash used in financing activities......................     (31,955)      (20,104)    (52,059)
                                                               --------      --------    --------
Net increase (decrease) in cash and cash equivalents.......       6,014       (25,421)    (19,407)
Cash and cash equivalents at beginning of year.............          --       110,393     110,393
                                                               --------      --------    --------
Cash and cash equivalents at end of year...................    $  6,014      $ 84,972    $ 90,986
                                                               ========      ========    ========

INTERCOMPANY TRANSACTIONS

     The historical condensed consolidating financial statements presented above include the following transactions between FNA and the Company;

     a) The Company charges corporate overhead to FNA essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to $13,468, $14,090 and $9,383 for the years ended August 31, 2000, 1999 and 1998, respectively.

     b) FNA's interest expense reflects actual interest charges on the 9 3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note and capital lease obligations.

     c) FNA's depreciation and amortization for the years ended August 31, 2000, 1999 and 1998 amounted to $7,410, $6,990 and $7,500, respectively. Capital expenditures of FNA for the same periods amounted to $9,361, $5,713 and $8,083, respectively.

     d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

     e) The Company's stock option plans include FNA's employees.

     f) On August 31, 2000 and 1999, FNA declared a dividend of $9,708 and $25,714 to the Company.

                        REPORTS OF INDEPENDENT AUDITORS

To The Shareholders and Board of Directors of Fedders Corporation:

     We have audited the accompanying consolidated balance sheet of Fedders Corporation and its subsidiaries as of August 31, 2000 and the related consolidated statement of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fedders Corporation and its subsidiaries at August 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/
Deloitte & Touche LLP
Parsippany, New Jersey
October 13, 2000

To The Shareholders and Board of Directors of Fedders Corporation:

     We have audited the accompanying consolidated balance sheet of Fedders Corporation as of August 31, 1999, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders' equity for each of the two years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fedders Corporation as of August 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.

/s/
BDO Seidman, LLP
Woodbridge, New Jersey
October 12, 1999

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)

                                                FIRST    SECOND     THIRD     FOURTH    FISCAL YEAR
                                               -------   -------   --------   -------   -----------
2000
Net sales....................................  $44,683   $70,371   $195,195   $99,560    $409,809
Gross profit.................................   13,258    22,152     44,250    25,296     104,956
Income (loss) before income taxes............   (3,116)    1,859     25,088     6,643      30,474
Net income (loss)............................  $(2,133)  $ 1,284   $ 16,935   $ 4,315    $ 20,401
Basic earnings (loss) per share(a)...........  $ (0.06)  $  0.04   $   0.47   $  0.12    $   0.58
Diluted earnings (loss) per share(a).........  $ (0.06)  $  0.04   $   0.47   $  0.12    $   0.57
Market price per share:
Common Stock (FJC)
  High.......................................   6 9/16         6      6 1/4    6 3/16      6 9/16
  Low........................................    5 1/4    5 1/16      5 1/4     4 3/4       4 3/4
Class A Stock (FJA)
  High.......................................    5 3/4     5 1/4      5 7/8   5 15/16     5 15/16
  Low........................................    4 5/8     4 5/8      4 7/8     4 1/2       4 1/2
                                               -------   -------   --------   -------    --------
1999
Net sales....................................  $25,702   $58,887   $175,632   $95,735    $355,956
Gross profit.................................    6,592    12,886     40,659    24,454      84,591
Income (loss) before income taxes............   (4,504)    1,250     26,895     7,345      30,986
Net income (loss)............................  $(2,935)  $   815   $ 18,070   $ 4,774    $ 20,724
Basic earnings (loss) per share(a)...........  $ (0.08)  $  0.02   $   0.50   $  0.13    $   0.56
Diluted earnings (loss) per share(a).........  $ (0.08)  $  0.02   $   0.50   $  0.13    $   0.56
Market price per share:
Common Stock (FJC)
  High.......................................        6     5 7/8     6 1/16   6 15/16     6 15/16
  Low........................................  3 15/16   4 13/16          5    5 3/16     3 15/16
Class A Stock (FJA)
  High.......................................    5 5/8     5 3/4    5 13/16     6 3/4       6 3/4
  Low........................................    3 1/2     4 3/8      4 5/8    5 3/16       3 1/2

---------------
(a) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average shares outstanding

                              FEDDERS CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II

               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

                                              BALANCE   ADDITIONS                        BALANCE
                                                AT      CHARGED                          AT END
                                             BEGINNING    TO                               OF
      ALLOWANCE FOR DOUBTFUL ACCOUNTS        OF PERIOD  EXPENSE     DEDUCTIONS   OTHER   PERIOD
-------------------------------------------  ---------   ------      -------     ----    -------
Year ended:
August 31, 2000............................     $1,373   $  922      $  (290)    $133     $2,138
August 31, 1999............................     $2,032   $   14      $  (592)    $(81)    $1,373
August 31, 1998............................     $1,834   $1,812      $(1,614)      --     $2,032

                        REPORTS OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Fedders Corporation
Westgate Corporate Center
505 Martinsville Road
Liberty Corner, New Jersey

     We have audited the financial statements of Fedders Corporation as of August 31, 2000, and for the year in the period ended August 31, 2000, and have issued our report thereon dated October 13, 2000; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Fedders Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 13, 2000

                        REPORTS OF INDEPENDENT AUDITORS

                    THE BOARD OF DIRECTORS AND STOCKHOLDERS
                              FEDDERS CORPORATION

     The audits referred to in our report dated October 12, 1999 relating to the consolidated financial statements of Fedders Corporation, which is contained in
Item 14 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Woodbridge, New Jersey
October 12, 1999