Form 10-Q
period 2000-11-30
FEDDERS CORP /DE
filed 2001-01-16
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended November 30, 2000 or

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

                     Yes  X        No

The registrant has outstanding 14,704,659 shares of Common Stock, 14,979,197 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,406 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of December 31, 2000.

FEDDERS CORPORATION

INDEX





                                                                                 Page Number
--------------------------------------------------------------------------------------------
Item 1.       Financial Statements

              Consolidated Statements of Operations and Comprehensive Income          3

              Consolidated Balance Sheets                                            4-5

              Consolidated Statements of Cash Flows                                   6

              Notes to Consolidated Financial Statements                             7-15

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Condition                         16-17

Item 3.       Quantitative and Qualitative Disclosures
               about Market Risk                                                      17

Item 6.       Exhibits and Reports on Form 8-K                                        18

              SIGNATURE                                                               18


PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)
(unaudited)

                                                 Three months ended November 30,
                                                            2000               1999
                                                 ----------------------------------
Net sales                                              $  39,948          $  44,683
Cost of sales                                             31,270             31,425
Selling, general and administrative
 expense                                                  16,097             13,269
                                                 ----------------------------------
                                                          47,367             44,694
Operating loss                                            (7,419)               (11)
Partners' net interest in  joint venture
 results                                                    (130)              (114)
Interest expense, net                                     (3,573)            (2,991)
                                                 ----------------------------------
Loss before income taxes                                 (11,122)            (3,116)
Income tax benefit                                        (3,610)              (983)
                                                 ----------------------------------
Net loss                                               $  (7,512)          $ (2,133)
                                                 ----------------------------------
Other comprehensive (loss) income:
  Foreign currency translation, net of tax                  (390)                31
                                                 ----------------------------------
Comprehensive loss                                     $  (7,902)          $ (2,102)
                                                 ----------------------------------
Basic and diluted loss per share                       $   (0.23)          $  (0.06)
Dividends per share declared:
 Common and Class A Stock                              $   0.030          $   0.030
 Class B Stock                                         $   0.027          $   0.027
                                                 ==================================


See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS

(amounts in thousands)
(unaudited)

                                                  November 30,       August 31,      November 30,
                                                      2000             2000             1999
                                                  -----------------------------------------------
ASSETS:
Current assets:
 Cash and cash equivalents                               $15,201          $87,193        $ 50,163
 Accounts receivable (less  allowances
  of $2,231, $2,138 and $1,990 at
  November 30, 2000, August 31, 2000 and
  November 30, 1999,  respectively)                       29,205           25,394          20,122

 Inventories:
  Finished goods                                          70,239           39,062          65,615
  Work-in-process                                          7,565            4,104           6,406
  Raw materials and supplies                              39,160           32,005          25,190
                                                  -----------------------------------------------
                                                         116,964           75,171          97,211
 Deferred income taxes                                     4,811            4,811          10,168
 Other current assets                                      6,246            5,568             645
                                                  -----------------------------------------------
Total current assets                                     172,427          198,137         178,309

Property, plant and equipment:
  Land and improvements                                    4,045            3,730           3,573
  Buildings                                               34,949           33,767          26,226
  Machinery and equipment                                118,614          110,565         115,155
                                                  -----------------------------------------------
                                                         157,608          148,062         144,954

Less accumulated depreciation                             78,160           75,794          75,219
                                                  -----------------------------------------------
                                                          79,448           72,268          69,735

Deferred income taxes                                      4,482            4,482           6,387
Goodwill                                                  87,347           85,308          75,213
Other assets                                              18,398           18,762          20,359
                                                  -----------------------------------------------
Total assets                                            $362,102         $378,957        $350,003
                                                  ===============================================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value) (unaudited)

                                                     November 30,      August 31,    November 30,
                                                         2000             2000           1999
                                                     --------------------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term notes                                     $  9,277         $  3,753         $  4,012
  Current portion of long-term debt                       2,417            2,522            1,946
  Accounts payable                                       32,773           36,436           12,840
  Income taxes payable                                    7,641           10,958            9,968
  Accrued expenses                                       35,260           37,309           45,623
                                                     --------------------------------------------
Total current liabilities                                87,368           90,978           74,389

Long-term debt                                          163,371          163,912          158,747
Other long-term liabilities                              10,218            9,828            8,340
Partners' interest in joint venture                       1,821            1,979            4,228
Stockholders' equity (all classes $1
par value):
 Common Stock:
   80,000 shares authorized, 16,135,
   16,135 and 16,350 issued at November
   30, 2000, August 31, 2000 and November
   30, 1999, respectively                                16,135           16,135           16,350
 Class A Stock:
   60,000 shares authorized, 19,833,
   19,825 and 19,543 issued at November
   30, 2000, August 31, 2000 and November
   30, 1999, respectively                                19,833           19,825           19,543
 Class B Stock:
   7,500 shares authorized, 2,267 issued
   at November 30, 2000, August 31, 2000
   and November 30, 1999, respectively                    2,267            2,267            2,267

 Additional paid-in capital                              30,858           29,591           28,258
 Retained earnings                                       61,065           69,575           50,257
 Accumulated other comprehensive loss                    (1,705)          (1,128)            (243)
                                                     --------------------------------------------
                                                        128,453          136,265          116,432
Treasury stock, at cost, 6,008, 4,686 and
2,220 shares at November 30, 2000, August
 31, 2000 and November 30, 1999 respectively            (28,259)         (23,065)         (10,979)
Deferred compensation                                      (870)            (940)          (1,154)
                                                     --------------------------------------------
Total stockholders' equity                               99,324          112,260          104,299
                                                     --------------------------------------------
Total liabilities and stockholders' equity             $362,102         $378,957         $350,003
                                                     ============================================

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

                                                                        Three Months Ended
                                                                           November 30,
                                                                            2000             1999
                                                                 ---------------------------------
Cash flows from operating activities:
  Net loss                                                              $ (7,512)        $ (2,133)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                                            3,873            3,163
  Deferred income taxes                                                        -            1,284
  Stock option repricing charge                                            1,246                -
  Partners' interest in joint venture results                               (158)             366
Changes in operating assets and liabilities:
  Accounts receivable                                                     (2,431)             289
  Income tax receivable                                                        -              617
  Inventories                                                            (39,261)         (35,597)
  Other current assets                                                      (670)             844
  Other assets                                                                91             (176)
  Accounts payable                                                        (4,284)         (25,231)
  Accrued expenses                                                        (3,811)            (840)
  Income taxes payable                                                    (3,317)          (3,081)
  Other long-term liabilities                                                390           (4,894)
  Other - net                                                              (162)             117
                                                                 ---------------------------------
Net cash used in operating activities                                    (56,006)         (65,272)
                                                                 ---------------------------------
Cash flows from investing activities:
 Additions to property, plant and equipment                               (3,833)            (619)
 Acquisition of business, net of cash acquired                           (10,886)               -
                                                                 ---------------------------------
Net cash used in investing activities                                    (14,719)            (619)

                                                                 ---------------------------------
Cash flows from financing activities:
  Proceeds from short-term notes                                           5,524            1,602
  Repayment of long-term debt                                               (596)            (354)
  Proceeds from stock options exercised                                       29              547
  Repurchases of capital stock                                            (5,194)          (2,177)
  Cash dividends                                                          (1,030)          (1,073)

                                                                 ---------------------------------
Net cash used in financing activities                                     (1,267)          (1,455)

                                                                 ---------------------------------
Net decrease in cash and cash equivalents                                (71,992)         (67,346)
Cash and cash equivalents at beginning of period                          87,193          117,509
                                                                 ---------------------------------
Cash and cash equivalents at end of period                              $ 15,201         $ 50,163
                                                                 ================================

Supplemental disclosure:
Interest paid                                                               $358             $325
Net income taxes (refund) paid                                              (745)              83
                                                                 ================================

See accompanying notes

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2000. The Company's business is seasonal, and consequently, operating results for the three month period ending November 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001.

B. In October 2000, the Company announced an increase in the stock repurchase plan from $30.0 million to $40.0 million for the Company's Common and Class A Stock, authorized in August 1998. Under this plan, in the first three months of fiscal 2001, the Company repurchased approximately 666,000 shares of Common Stock for $2.8 million or $4.13 average price per share, and 656,000 shares of Class A Stock for $2.4 million or $3.72 average price per share. Total repurchases under this plan amounted to approximately 6.7 million shares of Common and Class A Stock for $31.9 million or $4.70 average price per share through November 30, 2000.

C. In the first quarter of 2001 and 2000, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 32,865,000 and 36,029,000 shares, respectively. Stock options were not included in the computation of diluted earnings per share due to their anti-dilutive effect, given the net loss in both periods.

D. In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options resulting in a $1.2 million non-cash charge to operations.

E. On December 3, 1999, the Securities and Exchange Commission issued its Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements" (SAB101), which provides its view on applying Generally Accepted Accounting Principles to selected revenue recognition issues. The Company has not yet determined the impact, if any, of adopting SAB101.

F.     Supplemental Condensed Consolidating Financial Statements
Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the Senior Subordinated Notes due 2007, of which $100 million were issued in August 1997, and $50 million were issued in August 1999. The Company's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA and for the Company and its subsidiaries other than FNA, and should be read in connection with the consolidated financial statements of the Company. Certain prior year reclassifications were made to conform with the current year presentation.

FEDDERS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)
(amounts in thousands)


                                                            For the Three Months Ended
                                                                 November 30, 2000
                                                   ---------------------------------------------
                                                      Fedders                         Fedders
                                                   North America   Other Fedders    Corporation
                                                   ---------------------------------------------
Net sales                                                 $28,692        $11,256        $39,948
Cost of sales                                              22,734          8,536         31,270
Selling, general and administrative expense (1,3,4)         9,733          6,364         16,097
                                                   ---------------------------------------------
Operating loss                                             (3,775)        (3,644)        (7,419)
Partners' net interest in joint venture results                 -           (130)          (130)
Interest expense, net (2)                                  (3,329)          (244)        (3,573)
                                                   ---------------------------------------------
Loss before income taxes                                   (7,104)        (4,018)       (11,122)
Income tax benefit                                         (2,309)        (1,301)        (3,610)
                                                   ---------------------------------------------
Net loss                                                 $ (4,795)       $(2,717)       $(7,512)
Other comprehensive loss:
   Foreign currency translation, net of tax                   (57)          (333)          (390)
                                                   ---------------------------------------------
Comprehensive loss                                       $ (4,852)       $(3,050)       $(7,902)
                                                   =============================================



See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)
(amounts in thousands)




                                                            For the Three Months Ended
                                                                 November 30, 1999
                                                   ---------------------------------------------
                                                      Fedders                         Fedders
                                                   North America   Other Fedders    Corporation
                                                   ---------------------------------------------
Net sales                                                 $36,624         $8,059        $44,683
Cost of sales                                              24,188          7,237         31,425
Selling, general and administrative expense (1,3)           9,951          3,318         13,269
                                                   ---------------------------------------------
Operating income (loss)                                     2,485         (2,496)           (11)
Partners' net interest in joint venture results                 -           (114)          (114)
Interest (expense) income, net (2)                         (3,795)           804         (2,991)
                                                   ---------------------------------------------
Loss before income taxes                                   (1,310)        (1,806)        (3,116)
Income tax benefit                                           (384)          (599)          (983)
                                                   ---------------------------------------------
Net loss                                                   $ (926)       $(1,207)       $(2,133)
Other comprehensive income (loss):
   Foreign currency translation, net of tax                    36             (5)            31
                                                   ---------------------------------------------
Comprehensive loss                                         $ (890)       $(1,212)       $(2,102)
                                                   =============================================


See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited) (amounts in thousands)

                                                           November 30, 2000
                                         -------------------------------------------------------
                                            Fedders         Other     Elimination     Fedders
                                         North America     Fedders      Entries     Corporation
                                         -------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                     $10,051       $5,150             -       $15,201
  Accounts receivable, net                       18,287       10,918             -        29,205
  Inventories                                    89,615       27,349             -       116,964
  Other current assets                            2,410        8,647             -        11,057
                                         -------------------------------------------------------
Total current assets                            120,363       52,064             -       172,427
Investment in subsidiaries                            -      104,306     $(104,306)            -
Property, plant and equipment, net               57,747       21,701             -        79,448
Goodwill                                         74,049       13,298             -        87,347
Other long-term assets                            5,966       16,914             -        22,880
                                         -------------------------------------------------------
                                               $258,125     $208,283     $(104,306)     $362,102
                                         =======================================================
Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes                                    -       $9,277             -        $9,277
  Current portion of long-term debt                $638        1,779             -         2,417
  Accounts and income tax payable                42,224       (1,810)            -        40,414
  Accrued expenses                               24,179       11,081             -        35,260
                                         -------------------------------------------------------
Total current liabilities                        67,041       20,327             -        87,368

Long-term debt                                  154,086        9,285             -       163,371
Other long-term liabilities                       4,333        7,706             -        12,039
Stockholders' equity:
  Common, Class A and Class B
   Stock                                              5       38,235       $    (5)       38,235
  Paid-in capital                                21,292      182,785      (173,219)       30,858
  Retained earnings (deficit)                    11,675      (19,528)       68,918        61,065
  Treasury stock                                      -      (28,259)             -      (28,259)
  Deferred compensation                               -         (870)             -         (870)
  Accumulated other comprehensive loss             (307)      (1,398)             -       (1,705)
                                         -------------------------------------------------------
Total stockholders' equity                       32,665      170,965      (104,306)       99,324
                                         -------------------------------------------------------
                                               $258,125     $208,283     $(104,306)     $362,102
                                         =======================================================

See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited) (amounts in thousands)

                                                            August 31, 2000
                                         -------------------------------------------------------
                                            Fedders         Other     Elimination     Fedders
                                         North America     Fedders      Entries     Corporation
                                         -------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                    $ 59,716     $ 27,477             -       $87,193
  Accounts receivable, net                       15,352       10,042             -        25,394
  Inventories                                    56,027       19,144             -        75,171
  Other current assets                            2,623        7,756             -        10,379
                                         -------------------------------------------------------
Total current assets                            133,718       64,419             -       198,137
Investment in subsidiaries                            -      104,306     $(104,306)            -
Property, plant and equipment, net               56,686       15,582             -        72,268
Goodwill                                         72,196       13,112             -        85,308
Other long-term assets                            5,635       17,609             -        23,244
                                         -------------------------------------------------------
                                               $268,235     $215,028     $(104,306)     $378,957
                                         =======================================================
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                $527       $5,748             -        $6,275
  Accounts and income tax payable                48,691       (1,297)            -        47,394
  Accrued expenses                               25,284       12,025             -        37,309
                                         -------------------------------------------------------
Total current liabilities                        74,502       16,476             -        90,978

Long-term debt                                  153,676       10,236             -       163,912
Other long-term liabilities                       2,513        9,294             -        11,807
Stockholders' equity:
  Common, Class A and Class B
   Stock                                              5       38,227           $(5)       38,227
  Paid-in capital                                21,292      181,518      (173,219)       29,591
  Retained earnings (deficit)                    16,470      (15,813)       68,918        69,575
  Treasury stock and deferred
   compensation                                       -      (24,005)            -       (24,005)
  Accumulated other comprehensive loss             (223)        (905)            -        (1,128)
                                         -------------------------------------------------------
Total stockholders' equity                       37,544      179,022      (104,306)      112,260
                                         -------------------------------------------------------
                                               $268,235     $215,028     $(104,306)     $378,957
                                         =======================================================

See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited) (amounts in thousands)

                                                           November 30, 1999
                                         -------------------------------------------------------
                                            Fedders         Other     Elimination     Fedders
                                         North America     Fedders      Entries     Corporation
Assets
Current assets:
  Cash and Cash equivalents                     $ 6,141      $44,022             -      $ 50,163
  Accounts receivable, net                       14,283        5,839             -        20,122
  Inventories                                    82,768       14,443             -        97,211
  Other current assets                            8,196        2,617             -        10,813
                                         ----------------------------------------- -------------
Total current assets                            111,388       66,921             -       178,309
Investment in subsidiaries                            -      104,306     $(104,306)            -
Property, plant and equipment, net               58,883       10,852             -        69,735
Goodwill                                         69,311        5,902             -        75,213
Other long-term assets                           11,760       14,986             -        26,746
                                         ----------------------------------------- -------------
                                               $251,342     $202,967     $(104,306)     $350,003
                                         ========================================= =============
Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes                                    -       $4,012             -        $4,012
  Current portion of long-term debt              $1,940            6             -         1,946
  Accounts and income tax payable                18,057        4,751             -        22,808
  Accrued expenses                               45,163          460             -        45,623
                                         ----------------------------------------- -------------
Total current liabilities                        65,160        9,229             -        74,389
Long-term debt                                  156,096        2,651             -       158,747
Other long-term liabilities                       2,069       10,499             -        12,568
Stockholders' equity:
  Common, Class A and Class B
   Stock                                              5       38,160           $(5)       38,160
  Paid-in capital                                21,320      180,157      (173,219)       28,258
  Retained earnings (deficit)                     7,027      (25,688)       68,918        50,257
  Treasury stock                                      -      (10,979)            -       (10,979)
   Deferred compensation                              -       (1,154)            -        (1,154)
  Accumulated other comprehensive loss             (335)          92            -           (243)
                                         -------------------------------------------------------
Total stockholders' equity                       28,017      180,588      (104,306)      104,299
                                         -------------------------------------------------------
                                               $251,342     $202,967     $(104,306)     $350,003
                                         =======================================================

See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(unaudited)
(amounts in thousands)



                                                            For the Three Months Ended
                                                                 November 30, 2000
                                                   ---------------------------------------------
                                                      Fedders                         Fedders
                                                   North America   Other Fedders    Corporation
                                                   ---------------------------------------------
Net cash used in operating activities                   $(46,978)        $(9,028)      $(56,006)
                                                   ---------------------------------------------
Net additions to property, plant  and equipment           (2,702)         (1,131)        (3,833)
Acquisition of business                                        -         (10,886)       (10,886)
                                                   ---------------------------------------------
Net cash used in investing activities                     (2,702)        (12,017)       (14,719)
                                                   ---------------------------------------------

Net proceeds of short and long-term  borrowings               15           4,913          4,928
Proceeds from stock options exercised                          -              29             29
Cash dividends                                                 -          (1,030)        (1,030)
Repurchase of capital stock                                    -          (5,194)        (5,194)
                                                   ---------------------------------------------
Net cash provided by financing
activities                                                    15          (1,282)        (1,267)
                                                   ---------------------------------------------

Net decrease in cash and cash  equivalents               (49,665)        (22,327)       (71,992)
Cash and cash equivalents at  beginning of year           59,716          27,477         87,193
                                                   ---------------------------------------------
Cash and cash equivalents at end of period              $ 10,051          $5,150       $ 15,201
                                                   =============================================

See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(unaudited)
(amounts in thousands)




                                                            For the Three Months Ended
                                                                 November 30, 1999
                                                   ---------------------------------------------
                                                      Fedders          Other          Fedders
                                                   North America      Fedders       Corporation
                                                   ---------------------------------------------
Net cash (used in) provided by operating
activities                                             $  (66,561)        $ 1,289      $(65,272)
                                                   ---------------------------------------------
Net additions to property, plant and equipment               (619)              -          (619)
                                                   ---------------------------------------------
Net (repayments) proceeds of short and long-term
borrowings                                                 (2,771)          4,019         1,248
Cash dividends                                                  -          (1,073)       (1,073)
Proceeds from stock options exercised                           -             547           547
Repurchase of capital stock                                     -          (2,177)       (2,177)

                                                   ---------------------------------------------
Net cash (used in) provided by financing
activities                                                 (2,771)          1,316        (1,455)
                                                   ---------------------------------------------
Net (decrease) increase in cash and cash
equivalents                                               (69,951)          2,605       (67,346)
Cash and cash equivalents at  beginning of year            76,092          41,417       117,509
                                                   ---------------------------------------------
Cash and cash equivalents at end of period                $ 6,141         $44,022      $ 50,163
                                                   =============================================


See accompanying notes

Intercompany Transactions:

The historical condensed consolidating financial statements presented below include the following transactions between the Company and FNA:

1) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $3.5 million and $3.6 million for the three months ended November 30, 2000 and 1999, respectively.

2) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, a promissory note, an industrial revenue bond, and capital lease obligations.

3) FNA's depreciation and amortization for the three months ended November 30, 2000 and 1999 amounted to approximately $2.6 million and $2.7 million, respectively. Capital expenditures of FNA amounted to $2.7 million and $1.7 million in each three-month period.

Other Notes:

4) Other Fedders' selling, general and administrative expense includes a $1.2 million non-cash charge for the repricing of a majority of unexercised stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and results of operations during the periods included in the accompanying consolidated financial statements.



                                                            Results of Operations
                                                  Operating Results as Percent of Net Sales
                                                  ----------------------------------------------
                                                   First Quarter             First Quarter
                                                    Fiscal 2001               Fiscal 2000
                                                  ----------------------------------------------
Gross profit                                           21.7%                     29.7%
Selling, general and administrative
 expense                                               40.3%                     29.7%
Operating loss                                         18.6%                       -
Interest expense, net                                   8.9%                      6.7%
Loss before income taxes                               27.8%                      7.0%
                                                  ==============================================

FIRST QUARTER RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 VERSUS THE THREE MONTHS ENDED NOVEMBER 30, 1999

Net sales in the first quarter of fiscal 2001 of $39.9 million decreased approximately 11% from sales of $44.7 million in the first quarter of 2000. The decrease was due to reduced demand as a result of unusually cool weather this past summer in the Midwest, Northeast, and Mid-Atlantic U.S. regions.

The gross profit margin decreased in the first quarter of 2001 to 21.7% from 29.7% from the prior period due primarily to unabsorbed overhead as a result of reduced production to correct inventory imbalances caused by the cold summer.

Selling, general and administrative expenses were $16.1 million versus $13.3 million in the prior year. These expenses increased as a percentage of net sales from the prior year as a result of lower sales during the period and higher S,G&A expenses at acquired companies. S,G&A expenses in the current period included a non-cash charge of $1.2 million for the repricing of a majority of unexercised stock options.

Operating loss in the first quarter of 2001 was $7.4 million versus nearly break even results in the prior period, primarily due to the lower sales and production during the quarter.

Net interest expense increased in the first fiscal quarter to $ 3.6 million versus $3.0 million in the prior period due primarily to financing of acquisitions made during the prior year and the repurchases of capital stock during the last twelve months.

The net loss for the normally unprofitable off-season first quarter of fiscal 2001 was $7.5 million, or 23 cents per share, compared to a net loss in fiscal 2000 of $2.1 million, or 6 cents per share.

Liquidity and Capital Resources

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $15.2 million at November 30, 2000, compared to $50.2 million a year earlier. The reduction was mainly due to cash used in acquisitions and stock repurchases.

Net cash used in operating activities for the three months ended November 30, 2000 amounted to $56.0 million, compared to $65.3 million in the prior period. During the first fiscal quarter, the Company utilized cash to produce finished goods. Inventories increased to $117.0 million at November 30, 2000 from $75.2 million at year-end, while increasing from $97.2 million a year earlier. Finished goods increased to $70.2 million from $39.1 million at year-end and $65.6 million in the prior year. The increase in inventory from year-end was to produce finished goods for seasonal requirements. The increase from prior year is primarily due to the acquisitions of Fedders Koppel, Sun Air Conditioning and Eubank Manufacturing Enterprises.

Net cash used in investing activities was $14.7 million versus $0.6 million in the prior period. The increase was mainly due to the acquisition of Eubank Manufacturing Enterprises which required net cash of $10.9 million. Capital expenditures for the three month period were $3.8 million.

Net cash used in financing activities during the three month period was $1.3 million, primarily due to $5.2 million of stock repurchases and $1.0 million of cash dividends partially offset by proceeds from short-term borrowings of $5.5 million.

The Company declared quarterly dividends of 3.0 cents on each share of outstanding Class A and Common Stock and 2.7 cents on each share of outstanding Class B Stock in the first quarter of fiscal 2001 and 2000, respectively.

At December 31, 2000 the Company had approximately 32 million shares of Common, Class A and Class B Stock outstanding at a weighted average closing price of $4.39.

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

(a)    Exhibits
       None

(b)    Reports on Form 8-K
       None


SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FEDDERS CORPORATION



By /s/  Michael Giordano
Executive Vice President, Finance and Administrative and
Chief Financial Officer

January 15, 2001

Signing both in his capacity as
Executive Vice President, Finance and Administrative and
Chief Financial Officer and on
behalf of the registrant.