Form 10-Q
period 2001-02-28
FEDDERS CORP /DE
filed 2001-04-16
CIK 744106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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

                                 (908) 604-8686
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]     No [ ]

     The registrant has outstanding 14,444,159 shares of Common Stock, 14,866,697 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,406 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of March 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FEDDERS CORPORATION

                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
Item 1.  Financial Statements
         Consolidated Statements of Operations and Comprehensive
           Income....................................................      2
         Consolidated Balance Sheets.................................    3-4
         Consolidated Statements of Cash Flows.......................      5
         Notes to Consolidated Financial Statements..................   6-16
Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition........................  17-18
Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................     18
Item 6.  Exhibits and Reports on Form 8-K............................     18
         SIGNATURE...................................................     19

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              FEDDERS CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                             ----------------------------    ----------------------------
                                             FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,
                                                 2001            2000            2001            2000
                                             ------------    ------------    ------------    ------------
Net sales..................................    $83,334         $70,371         $123,282        $115,054
Cost of sales..............................     62,896          48,219           94,166          79,644
Selling, general and administrative
  expense..................................     15,359          14,402           31,456          27,671
                                               -------         -------         --------        --------
                                                78,255          62,621          125,622         107,315
Operating income (loss)....................      5,079           7,750           (2,340)          7,739
Partners' net interest in joint venture
  results..................................       (537)         (1,287)            (667)         (1,401)
Interest expense, net......................     (4,854)         (4,604)          (8,427)         (7,595)
                                               -------         -------         --------        --------
(Loss) income before income taxes..........       (312)          1,859          (11,434)         (1,257)
(Benefit) provision for income taxes.......        (92)            575           (3,702)           (408)
                                               -------         -------         --------        --------
Net (loss) income..........................    $  (220)        $ 1,284         $ (7,732)       $   (849)
                                               -------         -------         --------        --------
Other comprehensive loss:
Foreign currency translation, net of
  taxes....................................        (57)           (238)            (447)           (202)
                                               -------         -------         --------        --------
Comprehensive (loss) income................    $  (277)        $ 1,046         $ (8,179)       $ (1,051)
                                               -------         -------         --------        --------
Basic and diluted (loss) earnings per
  share....................................    $ (0.01)        $  0.04         $  (0.24)       $  (0.02)
Dividends per share declared:
  Common and Class A Stock.................    $ 0.030         $ 0.030         $  0.060        $  0.060
  Class B Stock............................      0.027           0.027            0.054           0.054
                                               =======         =======         ========        ========

                             See accompanying notes

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                           FEBRUARY 28,    AUGUST 31,    FEBRUARY 29,
                                                               2001           2000           2000
                                                           ------------    ----------    ------------
ASSETS:
Current assets:
  Cash and cash equivalents..............................    $  8,287       $ 87,193       $ 11,180
  Accounts receivable (less allowances of $2,368, $2,138,
     and $2,126 at February 28, 2001, August 31, 2000 and
     February 29, 2000, respectively)....................      72,844         25,394         59,248
Inventories:
  Finished goods.........................................      88,306         39,062         90,934
  Work-in-process........................................       8,703          4,104          6,985
  Raw materials and supplies.............................      37,583         32,005         31,552
                                                             --------       --------       --------
                                                              134,592         75,171        129,471
Deferred income taxes....................................       4,774          4,811         10,778
Other current assets.....................................       6,977          5,568          2,355
                                                             --------       --------       --------
Total current assets.....................................     227,474        198,137        213,032
Property, plant and equipment:
  Land and improvements..................................       3,730          3,730          4,214
  Buildings..............................................      35,706         33,767         31,320
  Machinery and equipment................................     121,380        110,565        110,091
                                                             --------       --------       --------
                                                              160,816        148,062        145,625
Less accumulated depreciation............................      80,972         75,794         74,428
                                                             --------       --------       --------
                                                               79,844         72,268         71,197
Deferred income taxes....................................       5,089          4,482          6,768
Goodwill.................................................      86,811         85,308         85,935
Other assets.............................................      19,055         18,762         17,918
                                                             --------       --------       --------
Total assets.............................................    $418,273       $378,957       $394,850
                                                             ========       ========       ========

                             See accompanying notes

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE)
                                  (UNAUDITED)

                                                           FEBRUARY 28,    AUGUST 31,    FEBRUARY 29,
                                                               2001           2000           2000
                                                           ------------    ----------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term notes.......................................    $ 64,638       $  3,753       $ 54,195
  Current portion of long-term debt......................       3,067          2,522          1,691
  Accounts payable.......................................      42,164         36,436         22,438
  Income taxes payable...................................       7,700         10,958         10,597
  Accrued expenses.......................................      26,261         37,309         32,655
                                                             --------       --------       --------
Total current liabilities................................     143,830         90,978        121,576
Long-term debt...........................................     167,018        163,912        159,347
Other long-term liabilities..............................       9,285          9,828          7,041
Partners' net interest in joint venture..................       2,491          1,979          5,607
Stockholders' equity (all classes $1 par value):
  Common Stock:
     80,000 shares authorized, 16,135, issued at February
     28, 2001, August 31, 2000 and February 29, 2000.....      16,135         16,135         16,135
  Class A Stock:
     60,000 shares authorized, 19,974, 19,825 and 19,543
     issued at February 28, 2001, August 31, 2000 and
     February 29, 2000, respectively.....................      19,974         19,825         19,543
  Class B Stock:
     7,500 shares authorized, 2,267 issued at February
     28, 2001, August 31, 2000 and February 29, 2000.....       2,267          2,267          2,267
Additional paid-in capital...............................      31,009         29,591         28,428
Retained earnings........................................      59,896         69,575         50,385
Accumulated other comprehensive loss.....................      (1,790)        (1,128)          (588)
                                                             --------       --------       --------
                                                              127,491        136,265        116,170
Treasury stock, at cost, 6,606, 4,686 and 2,746 shares at
  February 28, 2001, August 31, 2000 and February 29,
  2000, respectively.....................................     (31,043)       (23,065)       (13,760)
Deferred compensation....................................        (799)          (940)        (1,131)
                                                             --------       --------       --------
Total stockholders' equity...............................      95,649        112,260        101,279
                                                             --------       --------       --------
Total liabilities and stockholders' equity...............    $418,273       $378,957       $394,850
                                                             ========       ========       ========

                             See accompanying notes

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................   $  (7,732)      $    (849)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       7,882           7,782
  Stock option repricing charge.............................       1,027              --
  Partners' net interest in joint venture results...........         512           1,745
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (46,112)        (35,726)
  Income tax receivable.....................................          --             753
  Inventories...............................................     (56,883)        (63,969)
  Other current assets......................................      (1,615)         (1,223)
  Other assets..............................................      (1,080)         (1,580)
  Accounts payable..........................................       4,983         (15,167)
  Accrued expenses..........................................     (12,008)        (15,922)
  Income taxes payable......................................      (3,258)         (2,452)
  Other long-term liabilities...............................        (741)         (6,199)
  Other -- net..............................................        (411)           (204)
                                                               ---------       ---------
Net cash used in operating activities.......................    (115,436)       (133,011)
Cash flows from investing activities:
  Additions to property, plant and equipment................      (7,122)         (6,252)
  Disposal of property, plant and equipment, net............          --           3,563
  Acquisition of businesses, net of cash acquired...........     (10,928)         (5,676)
                                                               ---------       ---------
Net cash used in investing activities.......................     (18,050)         (8,365)
                                                               ---------       ---------
Cash flows from financing activities:
  Net proceeds from short-term notes........................      60,885          42,449
  Net proceeds from (repayment of) long-term debt...........       3,162            (801)
  Proceeds from stock options exercised.....................         540             297
  Repurchase of capital stock...............................      (7,978)         (4,753)
  Cash dividends............................................      (2,029)         (2,145)
                                                               ---------       ---------
Net cash provided by financing activities...................      54,580          35,047
                                                               ---------       ---------
Net decrease in cash and cash equivalents...................     (78,906)       (106,329)
Cash and cash equivalents at beginning of period............      87,193         117,509
                                                               ---------       ---------
Cash and cash equivalents at end of period..................   $   8,287       $  11,180
                                                               =========       =========
Supplemental disclosure:
  Interest paid.............................................   $   8,008       $   5,516
  Net income taxes (refunded) paid..........................        (730)            181
                                                               =========       =========

                             See accompanying notes

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     A. The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2000. The Company's business is seasonal and, consequently, operating results for the three-month and six-month periods ending February 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001.

     B. In October 2000, the Company announced an increase in the stock repurchase plan from $30.0 million to $40.0 million for the Company's Common and Class A Stock, authorized in August 1998. Under this plan, in the first six months of fiscal 2001, the Company repurchased approximately 959,000 shares of Common Stock for $4.2 million or $4.35 average price per share, and 891,000 shares of Class A Stock for $3.5 million or $3.91 average price per share. Total repurchases under this plan amounted to approximately 7.2 million shares of Common and Class A Stock for $34.2 million or $4.70 average price per share through February 28, 2001.

     C. In the second fiscal quarter of 2001 and 2000, basic (loss) earnings per share were computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 31,938,000 and 35,822,000 shares, respectively. In the second fiscal quarter of 2000, stock options included in computing diluted earnings per share amounted to approximately 64,000. Stock options were not included in the computation of diluted earnings per share in the second fiscal quarter of 2001 due to their anti-dilutive effect, given the net loss in the period. In the first six months of fiscal 2001 and 2000, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B stock outstanding, which amounted to approximately 32,403,000 and 35,729,000 shares, respectively. Stock options were not included in the computation of diluted earnings per share due to their anti-dilutive effect, given the net loss in both periods.

     D. In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options resulting in a $1.2 million non-cash charge to operations in the first quarter of fiscal 2001. In the second quarter of fiscal 2001, the Company reduced the non-cash charge by $0.2 million to reflect changes in the market price of the Company's Class A Stock.

     E. On December 3, 1999 the Securities and Exchange Commission issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101), which provides its view on applying Generally Accepted Accounting Principles to selected revenue recognition issues. The Company is required to implement SAB101 no later then the fourth quarter of our fiscal year ending August 31, 2001. The Company has not yet determined the impact, if any, of adopting SAB101.

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

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                      FEBRUARY 28, 2001
                                                              ---------------------------------
                                                              FEDDERS
                                                               NORTH      OTHER       FEDDERS
                                                              AMERICA    FEDDERS    CORPORATION
                                                              -------    -------    -----------
Net sales.................................................    $58,360    $24,974      $83,334
Cost of sales.............................................     46,159     16,737       62,896
Selling, general and administrative expense(1,3,4)........      9,267      6,092       15,359
                                                              -------    -------      -------
Operating income..........................................      2,934      2,145        5,079
Partners' net interest in joint venture results...........         --       (537)        (537)
Interest expense, net(2)..................................     (4,105)      (749)      (4,854)
                                                              -------    -------      -------
(Loss) income before income taxes.........................     (1,171)       859         (312)
(Benefit) provision for income taxes......................       (375)       283          (92)
                                                              -------    -------      -------
Net (loss) income.........................................    $  (796)   $   576      $  (220)
Other comprehensive income (loss):
  Foreign currency translation, net of tax................         14        (71)         (57)
                                                              -------    -------      -------
Comprehensive (loss) income...............................    $  (782)   $   505      $  (277)
                                                              =======    =======      =======

                             See accompanying notes

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                      FEBRUARY 29, 2000
                                                              ---------------------------------
                                                              FEDDERS
                                                               NORTH      OTHER       FEDDERS
                                                              AMERICA    FEDDERS    CORPORATION
                                                              -------    -------    -----------
Net sales.................................................    $53,818    $16,553      $70,371
Cost of sales.............................................     39,470      8,749       48,219
Selling, general and administrative
  expense(1,3,4)..........................................     10,932      3,470       14,402
                                                              -------    -------      -------
Operating income..........................................      3,416      4,334        7,750
Partners' net interest in joint venture results...........         --     (1,287)      (1,287)
Interest expense, net(2)..................................     (4,424)      (180)      (4,604)
                                                              -------    -------      -------
(Loss) income before income taxes.........................     (1,008)     2,867        1,859
(Benefit) provision for income taxes......................       (358)       933          575
                                                              -------    -------      -------
Net (loss) income.........................................    $  (650)   $ 1,934      $ 1,284
Other comprehensive income (loss):
  Foreign currency translation, net of tax................        142       (380)        (238)
                                                              -------    -------      -------
Comprehensive (loss) income...............................    $  (508)   $ 1,554      $ 1,046
                                                              =======    =======      =======

                             See accompanying notes

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                                      FEBRUARY 28, 2001
                                                              ---------------------------------
                                                              FEDDERS
                                                               NORTH      OTHER       FEDDERS
                                                              AMERICA    FEDDERS    CORPORATION
                                                              -------    -------    -----------
Net sales.................................................    $87,052    $36,230     $123,282
Cost of sales.............................................     68,893     25,273       94,166
Selling, general and administrative expense (1,3,4).......     19,000     12,456       31,456
                                                              -------    -------     --------
Operating loss............................................       (841)    (1,499)      (2,340)
Partners' net interest in joint venture results...........         --       (667)        (667)
Interest expense, net (2).................................     (7,434)      (993)      (8,427)
                                                              -------    -------     --------
Loss before income taxes..................................     (8,275)    (3,159)     (11,434)
Benefit for income taxes..................................     (2,684)    (1,018)      (3,702)
                                                              -------    -------     --------
Net loss..................................................    $(5,591)   $(2,141)    $ (7,732)
Other comprehensive loss:
  Foreign currency translation, net of tax................        (43)      (404)        (447)
                                                              -------    -------     --------
Comprehensive loss........................................    $(5,634)   $(2,545)    $ (8,179)
                                                              =======    =======     ========

                             See accompanying notes

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                                      FEBRUARY 29, 2000
                                                              ---------------------------------
                                                              FEDDERS
                                                               NORTH      OTHER       FEDDERS
                                                              AMERICA    FEDDERS    CORPORATION
                                                              -------    -------    -----------
Net sales.................................................    $90,442    $24,612     $115,054
Cost of sales.............................................     63,658     15,986       79,644
Selling, general and administrative
  expense (1,3,4).........................................     20,883      6,788       27,671
                                                              -------    -------     --------
Operating loss............................................      5,901      1,838        7,739
Partners' net interest in joint venture results...........         --     (1,401)      (1,401)
Interest expense, net (2).................................     (8,219)       624       (7,595)
                                                              -------    -------     --------
Loss before income taxes..................................     (2,318)     1,061       (1,257)
Benefit for income taxes..................................       (742)       334         (408)
                                                              -------    -------     --------
Net loss..................................................    $(1,576)   $   727     $   (849)
Other comprehensive loss:
  Foreign currency translation, net of tax................        126       (328)        (202)
                                                              -------    -------     --------
Comprehensive loss........................................    $(1,450)   $   399     $ (1,051)
                                                              =======    =======     ========

                             See accompanying notes

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                FEBRUARY 28, 2001
                                             -------------------------------------------------------
                                                FEDDERS        OTHER      ELIMINATING      FEDDERS
                                             NORTH AMERICA    FEDDERS       ENTRIES      CORPORATION
                                             -------------    --------    -----------    -----------
ASSETS:
Current assets:
  Cash and cash equivalents................    $  1,805       $  6,482            --      $  8,287
  Accounts receivable, net.................      53,393         19,451            --        72,844
  Inventories..............................     107,827         26,765            --       134,592
  Other current assets.....................       2,616          9,135            --        11,751
                                               --------       --------     ---------      --------
Total current assets.......................     165,641         61,833            --       227,474
Investment in subsidiaries.................                    104,306     $(104,306)
Property, plant and equipment, net.........      59,075         20,769            --        79,844
Goodwill...................................      67,149         19,662            --        86,811
Other long-term assets.....................       6,634         17,510            --        24,144
                                               --------       --------     ---------      --------
Total assets...............................    $298,499       $224,080     $(104,306)     $418,273
                                               ========       ========     =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term notes.........................    $ 55,361       $  9,277            --      $ 64,638
  Current portion of long-term debt........         579          2,488            --         3,067
  Accounts and income taxes payable........      36,470         13,394            --        49,864
  Accrued expenses.........................      17,691          8,570            --        26,261
                                               --------       --------     ---------      --------
Total current liabilities..................     110,101         33,729            --       143,830
Long-term debt.............................     154,026         12,992            --       167,018
Other long-term liabilities................       2,483          9,293            --        11,776
Stockholders' equity:
  Common, Class A and Class B Stock........           5         38,376     $      (5)       38,376
  Additional paid-in capital...............      21,292        182,936      (173,219)       31,009
  Retained earnings (deficit)..............      10,879        (19,901)       68,918        59,896
  Treasury stock...........................          --        (31,043)           --       (31,043)
  Deferred compensation....................          --           (799)           --          (799)
  Accumulated other comprehensive loss.....        (287)        (1,503)           --        (1,790)
                                               --------       --------     ---------      --------
Total stockholders' equity.................      31,889        168,066      (104,306)       95,649
                                               --------       --------     ---------      --------
Total liabilities and stockholders'
  equity...................................    $298,499       $224,080     $(104,306)     $418,273
                                               ========       ========     =========      ========

                             See accompanying notes

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 AUGUST 31, 2000
                                             -------------------------------------------------------
                                                FEDDERS        OTHER      ELIMINATION      FEDDERS
                                             NORTH AMERICA    FEDDERS       ENTRIES      CORPORATION
                                             -------------    --------    -----------    -----------
ASSETS:
Current assets:
  Cash and cash equivalents................    $ 59,716       $ 27,477            --      $ 87,193
  Accounts receivable, net.................      15,352         10,042            --        25,394
  Inventories..............................      56,027         19,144            --        75,171
  Other current assets.....................       2,623          7,756            --        10,379
                                               --------       --------     ---------      --------
Total current assets.......................     133,718         64,419            --       198,137
Investment in subsidiaries.................          --        104,306     $(104,306)           --
Property, plant and equipment, net.........      56,686         15,582            --        72,268
Goodwill...................................      68,267         17,041            --        85,308
Other long-term assets.....................       5,635         17,609            --        23,244
                                               --------       --------     ---------      --------
Total assets...............................    $264,306       $218,957     $(104,306)     $378,957
                                               ========       ========     =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt........    $    527       $  5,748            --      $  6,275
  Accounts and income taxes payable........      44,762          2,632            --        47,394
  Accrued expenses.........................      25,284         12,025            --        37,309
                                               --------       --------     ---------      --------
Total current liabilities..................      70,573         20,405            --        90,978
Long-term debt.............................     153,676         10,236            --       163,912
Other long-term liabilities................       2,513          9,294            --        11,807
Stockholders' equity:
  Common, Class A and Class B Stock........           5         38,227     $      (5)       38,227
  Additional paid-in capital...............      21,292        181,518      (173,219)       29,591
  Retained earnings (deficit)..............      16,470        (15,813)       68,918        69,575
  Treasury stock...........................          --        (23,065)           --       (23,065)
  Deferred compensation....................          --           (940)           --          (940)
  Accumulated other comprehensive loss.....        (223)          (905)           --        (1,128)
                                               --------       --------     ---------      --------
Total stockholders' equity.................      37,544        179,022      (104,306)      112,260
                                               --------       --------     ---------      --------
Total liabilities and stockholders'
  equity...................................    $264,306       $218,957     $(104,306)     $378,957
                                               ========       ========     =========      ========

                             See accompanying notes

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                FEBRUARY 29, 2000
                                             -------------------------------------------------------
                                                FEDDERS        OTHER      ELIMINATING      FEDDERS
                                             NORTH AMERICA    FEDDERS       ENTRIES      CORPORATION
                                             -------------    --------    -----------    -----------
ASSETS:
Current assets:
  Cash and cash equivalents................    $    233       $ 10,947            --      $ 11,180
  Accounts receivable, net.................      43,235         16,013            --        59,248
  Inventories..............................     114,026         15,445            --       129,471
  Other current assets.....................       5,887          7,246            --        13,133
                                               --------       --------     ---------      --------
Total current assets.......................     163,381         49,651            --       213,032
Investment in subsidiaries.................          --        104,306     $(104,306)           --
Property, plant and equipment, net.........      56,585         14,612            --        71,197
Goodwill...................................      63,021         22,914            --        85,935
Other long-term assets.....................       9,580         15,106            --        24,686
                                               --------       --------     ---------      --------
Total assets...............................    $292,567       $206,589     $(104,306)     $394,850
                                               ========       ========     =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term notes.........................    $ 39,495       $ 14,700            --      $ 54,195
  Current portion of long-term debt........       1,685              6            --         1,691
  Accounts and income taxes payable........      39,128         (6,093)           --        33,035
  Accrued expenses.........................      29,840          2,815            --        32,655
                                               --------       --------     ---------      --------
Total current liabilities..................     110,148         11,428            --       121,576
Long-term debt.............................     153,814          5,533            --       159,347
Other long-term liabilities................       2,070         10,578            --        12,648
Stockholders' equity:
  Common, Class A and Class B Stock........           5         37,945     $      (5)       37,945
  Additional paid-in capital...............      21,292        180,355      (173,219)       28,428
  Retained earnings (deficit)..............       5,367        (23,900)       68,918        50,385
  Treasury stock...........................          --        (13,760)           --       (13,760)
  Deferred compensation....................          --         (1,131)           --        (1,131)
  Accumulated other comprehensive loss.....        (129)          (459)           --          (588)
                                               --------       --------     ---------      --------
Total stockholders' equity.................      26,535        179,050      (104,306)      101,279
                                               --------       --------     ---------      --------
Total liabilities and stockholders'
  equity...................................    $292,567       $206,589     $(104,306)     $394,850
                                               ========       ========     =========      ========

                             See accompanying notes

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                    FEBRUARY 28, 2001
                                                           ------------------------------------
                                                            FEDDERS
                                                             NORTH       OTHER        FEDDERS
                                                            AMERICA     FEDDERS     CORPORATION
                                                           ---------    --------    -----------
Net cash used in operating activities..................    $(107,182)   $ (8,254)    $(115,436)
                                                           ---------    --------     ---------
Net additions to property, plant, and equipment........       (5,802)     (1,320)       (7,122)
Acquisition of businesses..............................           --     (10,928)      (10,928)
                                                           ---------    --------     ---------
Net cash used in investing activities..................       (5,802)    (12,248)      (18,050)
                                                           ---------    --------     ---------
Net proceeds of short-term notes.......................       55,361       5,524        60,885
(Repayments of) proceeds from long-term debt...........         (288)      3,450         3,162
Cash dividends.........................................           --      (2,029)       (2,029)
Proceeds from stock options exercised..................           --         540           540
Repurchase of capital stock............................           --      (7,978)       (7,978)
                                                           ---------    --------     ---------
Net cash provided by (used in) financing activities....       55,073        (493)       54,580
                                                           ---------    --------     ---------
Net decrease in cash and cash equivalents..............      (57,911)    (20,995)      (78,906)
Cash and cash equivalents at beginning of year.........       59,716      27,477        87,193
                                                           ---------    --------     ---------
Cash and cash equivalents at end of period.............    $   1,805    $  6,482     $   8,287
                                                           =========    ========     =========

                             See accompanying notes

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                                  FEBRUARY 29, 2000
                                                       ----------------------------------------
                                                        FEDDERS
                                                         NORTH         OTHER          FEDDERS
                                                        AMERICA       FEDDERS       CORPORATION
                                                       ---------      --------      -----------
Net cash used in operating activities................  $(114,660)     $(18,351)      $(133,011)
                                                       ---------      --------       ---------
Net additions to property, plant, and equipment......        558        (3,247)         (2,689)
Acquisition of businesses............................         --        (5,676)         (5,676)
                                                       ---------      --------       ---------
Net cash used in investing activities................        558        (8,923)         (8,365)
                                                       ---------      --------       ---------
Net proceeds of short-term notes.....................     38,495         3,954          42,449
(Repayments of) proceeds from long-term debt.........       (252)         (549)           (801)
Cash dividends.......................................         --        (2,145)         (2,145)
Proceeds from stock options exercised................         --           297             297
Repurchase of capital stock..........................         --        (4,753)         (4,753)
                                                       ---------      --------       ---------
Net cash provided by (used in) financing
  activities.........................................     38,243        (3,196)         35,047
                                                       ---------      --------       ---------
Net decrease in cash and cash equivalents............    (75,859)      (30,470)       (106,329)
Cash and cash equivalents at beginning of year.......     76,092        41,417         117,509
                                                       ---------      --------       ---------
Cash and cash equivalents at end of period...........  $     233      $ 10,947       $  11,180
                                                       =========      ========       =========

                             See accompanying notes

     The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

          1) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $2.6 million and $3.8 million for the three months ended February 28, 2001 and February 29, 2000, respectively. Such charges to FNA amounted to approximately $6.1 million and $7.4 million for the six months ended February 28, 2001 and February 29, 2000, respectively.

          2) FNA's interest expense reflects actual interest charges on the 9 3/8% Senior Subordinated Notes due 2007, a promissory note, an industrial revenue bond, capital lease obligations and a revolving line of credit.

          3) FNA's depreciation and amortization for the three months ended February 28, 2001 and February 29, 2000 amounted to $3.2 million and $2.9 million, respectively. Capital expenditures amounted to $3.1 million and $1.8 million in the three-month period of 2001 and 2000, respectively. FNA's depreciation and amortization for the six months ended February 28, 2001 and February 29, 2000 amounted to approximately $5.9 million and $5.7 million, respectively. Capital expenditures of FNA amounted to $5.8 million and $3.5 million in the six-month period of 2001 and 2000, respectively.

          4) Other Fedders' selling, general and administrative expense for the six months ended February 28, 2001 includes a $1.0 million non-cash charge for the repricing of a majority of unexercised stock options. For the three months ended February 28, 2001, the non-cash charge was reduced by $0.2 million to reflect changes in the market price of the Company's Class A Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

                             RESULTS OF OPERATIONS

                                                                      OPERATING RESULTS
                                                                   AS PERCENT OF NET SALES
                                                              ----------------------------------
                                                               THREE MONTHS        SIX MONTHS
                                                              ENDED FEBRUARY     ENDED FEBRUARY
                                                              ---------------    ---------------
                                                               2001     2000      2001     2000
                                                              ------    -----    ------    -----
Gross profit................................................   24.5%    31.5%     23.6%    30.8%
Selling, general and administrative expense.................   18.4%    20.5%     25.5%    24.1%
Operating income (loss).....................................    6.1%    11.0%     (1.9%)    6.7%
Interest expense, net.......................................    5.8%     6.5%      6.8%     6.6%
(Loss) income before taxes..................................   (0.4%)    2.6%     (9.3%)   (1.1%)

 Results of Operations for the Three Months Ended February 28, 2001 Versus the Three Months Ended February 29, 2000

     Net sales in the three months ended February 28, 2001 amounted to $83.3 million, an increase of 18.4% from $70.4 million in the same period a year earlier.

     Gross profit percentage decreased to 24.5% from 31.5% in the prior period primarily due to unabsorbed overhead resulting from the idling of a primary production facility in North America for the entire month of December 2000 to reduce inventory.

     Selling, general and administrative expenses were $15.4 million for the three months ended February 28, 2001 versus $14.4 million in the same period a year earlier. These expenses decreased as a percentage of net sales to 18.4% from 20.5% in the prior year quarter.

     Operating income was $5.1 million or 6.1% of net sales in the current year period compared to $7.8 million or 11.0% of net sales in the prior year period.

     Net interest expense of $4.9 million increased from $4.6 million in the prior year period due to lower cash balances as a result of acquisitions and the stock repurchase program.

     Net loss for the period was $220 thousand or one cent per share, compared to net income of $1.3 million or four cents per share, during the same period in the prior year.

 Results of Operations for the Six Months Ended February 28, 2001 Versus the Six Months Ended February 29, 2000

     For the first six months of fiscal 2001, net sales were $123.3 million, an increase of 7.2% from $115.1 million in the comparable 2000 period. Sales at acquired companies more than offset the decrease in room air conditioner sales in North America caused by the cool summer of 2000.

     Gross profit margin percentage decreased to 23.6% during the first six months of the current year, compared to 30.8% during the same period in fiscal 2000 mainly as a result of manufacturing inefficiencies caused by lower production during the period in order to reduce finished goods inventory.

     Selling, general and administrative expenses increased as a percentage of net sales to 25.5% from the prior year of 24.1% mainly due to lower sales during the period of room air conditioners in North America compared to the prior year.

     Operating loss was $2.3 million in the current year compared to income of $7.7 million in the prior year.

     Net interest expense increased to $8.4 million or 6.8% of net sales during the fiscal 2001 period, versus $7.6 million or 6.6% of net sales in fiscal year 2000.

     The Company's net loss was $7.7 million versus a loss of $0.8 million in 2000.

  Liquidity and Capital Resources

     Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash-on-hand at February 28, 2001 amounted to $8.3 million and short-term borrowings were $64.6 million.

     Net cash used in operating activities for the six months ended February 28, 2001, amounted to $115.4 million, compared to $133.0 million in the prior-year period. The Company's operations required less cash due to decreased production. The principal use of cash in each period was to produce finished goods for seasonal requirements, sales of which are greatest in the third fiscal quarter. Inventories were $134.6 million at February 28, 2001 versus $129.5 million a year earlier. The increase is due to an acquisition and the timing of sales volume, offset by measures the Company has taken to reduce inventory.

     Net cash used in investing activities was $18.1 million versus $8.4 million in 2000. The increase was due primarily to the acquisition of Eubank Manufacturing Enterprises, which required net cash of $10.9 million.

     Net cash provided by financing activities during the six-month period amounted to $54.6 million, primarily due to short-term borrowings ($60.9 million) and net proceeds from long-term debt ($3.2 million) which were partially offset by stock repurchases ($8.0 million) under the previously announced stock repurchase plan, and payment of dividends ($2.0 million). At February 28, 2001, the Company had $64.6 million of short-term borrowings, compared to borrowings in the prior year period of $54.2 million.

     The Company declared quarterly dividends of 3.0 cents on each share of outstanding Class A and Common Stock and 2.7 cents on each share of outstanding Class B Stock in the second quarter of fiscal 2001 and 2000.

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

FEDDERS CORPORATION

By /s/     MICHAEL GIORDANO
   -----------------------------------
            Michael Giordano
    Executive Vice President, Finance
                   and
   Administration and Chief Financial
                 Officer

April 16, 2001

Signing both in his capacity as Executive Vice President, Finance and Administration and Chief Financial
Officer and on Behalf of the registrant.