Form 10-Q
period 2001-05-31
FEDDERS CORP /DE
filed 2001-07-16
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended May 31, 2001 or

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

                     Yes  X        No

The registrant has outstanding 13,979,459 shares of Common Stock, 14,795,269 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,406 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of June 30, 2001.

FEDDERS CORPORATION

INDEX




                                                                                                    Page Number
                                                                                                    -----------

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

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share data) (unaudited)


                                                      Three Months Ended                    Nine Months Ended
                                                 ------------------------------       ------------------------------
                                                 MAY 31, 2001      May 31, 2000       MAY 31, 2001      May 31, 2000
                                                 -----------         ---------         ---------         ---------
Net sales                                          $ 186,724         $ 195,195         $ 310,006         $ 310,249

Cost of sales                                        154,716           150,945           248,882           230,589
Selling, general and administrative
expense                                               16,819            13,980            48,275            41,651
                                                   ---------         ---------         ---------         ---------
                                                     171,535           164,925           297,157           272,240

Operating income                                      15,189            30,270            12,849            38,009
Partners' net interest in joint venture
results                                                  205              (489)             (462)           (1,890)
Interest expense, net                                 (5,236)           (4,693)          (13,663)          (12,288)
                                                   ---------         ---------         ---------         ---------
Income (loss) before income taxes                     10,158            25,088            (1,276)           23,831

Provision (benefit) for income taxes                   3,288             8,153              (414)            7,745
                                                   ---------         ---------         ---------         ---------
Net income (loss)                                  $   6,870         $  16,935         $    (862)        $  16,086
                                                   ---------         ---------         ---------         ---------
Other comprehensive (loss) income:
Foreign currency translation, net of taxes              (356)               59              (803)             (144)
                                                   ---------         ---------         ---------         ---------
Comprehensive income (loss)                        $   6,514         $  16,994         $  (1,665)        $  15,942
                                                   =========         =========         =========         =========

Basic and diluted earnings (loss) per share        $    0.22         $    0.47         $   (0.03)        $    0.45
Dividends per share declared:
 Common and Class A Stock                          $   0.030         $   0.030         $   0.090         $   0.090
 Class B Stock                                         0.027             0.027             0.081             0.081
                                                   =========         =========         =========         =========


See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

                                                                MAY 31,        August 31,       May 31,
                                                                 2001             2000           2000
                                                               --------        --------        --------

ASSETS:
Current assets:
Cash and cash equivalents                                      $ 20,934        $ 87,193        $ 54,546
Accounts receivable (less allowances of
$2,957, $2,138 and $3,153 at May 31, 2001,
August 31, 2000 and May 31, 2000, respectively)                  89,868          25,394          83,607

 Inventories:
  Finished goods                                                 46,703          39,062          33,598
  Work-in-process                                                 6,636           4,104           7,046
  Raw materials and supplies                                     31,510          32,005          28,764
                                                               --------        --------        --------
                                                                 84,849          75,171          69,408

Deferred income taxes                                             4,751           4,811          10,748
Other current assets                                              6,675           5,568           5,850
                                                               --------        --------        --------
Total current assets                                            207,077         198,137         224,159

Property, plant and equipment:
  Land and improvements                                           3,730           3,730           4,220
  Buildings                                                      35,055          33,767          31,629
  Machinery and equipment                                       120,158         110,565         112,469
                                                               --------        --------        --------
                                                                158,943         148,062         148,318

Less accumulated depreciation                                    79,704          75,794          76,675
                                                               --------        --------        --------
                                                                 79,239          72,268          71,643

Deferred income taxes                                             5,088           4,482           7,698
Goodwill                                                         93,705          85,308          84,618
Other assets                                                     19,527          18,762          18,124
                                                               --------        --------        --------

Total assets                                                   $404,636        $378,957        $406,242
                                                               ========        ========        ========

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)   (unaudited)


                                                              MAY 31,          August 31,        May 31,
                                                               2001              2000             2000
                                                               ----              ----             ----
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
 Short-term notes                                           $   7,708         $   3,753         $   9,994
 Current portion of long-term debt                              2,986             2,522             1,427
 Accounts payable                                              58,476            36,436            34,840
 Income taxes payable                                          10,599            10,958            17,496
 Accrued expenses                                              48,211            37,309            51,421
                                                            ---------         ---------         ---------

Total current liabilities                                     127,980            90,978           115,178

Long-term debt                                                166,219           163,912           158,366
Other long-term liabilities                                     9,355             9,828             9,198
Partners' net interest in joint venture                         3,231             1,979             5,896
Stockholders' equity (all classes $1 par
 value):
Common Stock:
   80,000 shares authorized, 16,135, issued at
   May 31, 2001, August 31, 2000 and May
   31, 2000                                                    16,135            16,135            16,135
Class A Stock:
  60,000 shares authorized, 19,988, 19,825 and
  19,673 issued at May 31, 2001, August 31, 2000 and
  May 31, 2000, respectively                                   19,988            19,825            19,673
Class B Stock:
  7,500 shares authorized, 2,267 issued at May
  31, 2001, August 31, 2000 and May 31, 2000                    2,267             2,267             2,267
 Additional paid-in capital                                    30,640            29,591            28,938
 Retained earnings                                             65,819            69,575            66,285
 Accumulated other comprehensive loss                          (2,317)           (1,128)             (501)
                                                            ---------         ---------         ---------
                                                              132,532           136,265           132,797
Treasury stock, at cost, 7,197, 4,686 and
2,787 shares at May 31, 2001, August 31, 2000 and
May 31, 2000, respectively                                    (33,952)          (23,065)          (14,062)

Deferred compensation                                            (729)             (940)           (1,131)
                                                            ---------         ---------         ---------

Total stockholders' equity                                     97,851           112,260           117,604
                                                            ---------         ---------         ---------

Total liabilities and stockholders' equity                  $ 404,636         $ 378,957         $ 406,242
                                                            =========         =========         =========

See accompanying notes

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)  (unaudited)


                                                                                    Nine Months Ended
                                                                                   -------------------
                                                                                  MAY 31,        May 31,
                                                                                   2001           2000
                                                                                   ----           ----

Cash flows from operating activities:
 Net (loss) income                                                              $    (862)     $  16,086
Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Depreciation and amortization                                                    11,685         10,480
  Stock option repricing charge                                                     1,064             --
  Partners' net interest in joint venture results                                   1,252          2,034
Changes in operating assets and liabilities:
 Accounts receivable                                                              (61,300)       (59,332)
 Inventories                                                                       (3,847)        (3,906)
 Other current assets                                                              (1,088)        (4,101)
 Other assets                                                                      (1,982)          (494)
 Accounts payable                                                                  18,338         (2,914)
 Accrued expenses                                                                   8,128         (3,788)
 Income taxes payable                                                                (359)         4,447
 Other long-term liabilities                                                         (671)           801
 Other - net                                                                         (651)          (117)
                                                                                ---------      ---------
Net cash used in operating activities                                             (30,293)       (40,804)

Cash flows from investing activities:
 Additions to property, plant and equipment                                        (9,267)        (7,638)
 Disposal of property, plant and equipment, net                                        --          1,836
 Acquisition of businesses, net of cash acquired                                  (19,449)        (7,416)
                                                                                ---------      ---------
Net cash used in investing activities                                             (28,716)       (13,218)
                                                                                ---------      ---------
Cash flows from financing activities:
 Net proceeds from short-term borrowings                                            3,955            448
 Net proceeds from (repayments of) long-term debt                                   2,510         (2,091)
 Proceeds from stock options exercised                                                275            839
 Repurchase of capital stock                                                      (10,573)        (4,957)
 Cash dividends                                                                    (2,976)        (3,180)
 Other                                                                               (441)            --
                                                                                ---------      ---------
Net cash used in financing activities                                              (7,250)        (8,941)
                                                                                ---------      ---------
Net decrease in cash and cash equivalents                                         (66,259)       (62,963)
Cash and cash equivalents at beginning of period                                   87,193        117,509
                                                                                ---------      ---------
Cash and cash equivalents at end of period                                      $  20,934      $  54,546
                                                                                =========      =========

Supplemental disclosure:
 Interest paid                                                                  $   9,323      $   7,198
 Net income taxes (refunded) paid                                                    (525)         2,618
                                                                                =========      =========

See accompanying notes

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2000. The Company's business is seasonal and, consequently, operating results for the three-month and nine-month periods ending May 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001.

B. In October 2000, the Company announced an increase in the stock repurchase plan from $30.0 million to $40.0 million for the Company's Common and Class A Stock, authorized in August 1998. Under this plan, in the first nine months of fiscal 2001, the Company repurchased approximately 1,481,000 shares of Common Stock for $6.8 million or $4.57 average price per share, and 960,000 shares of Class A Stock for $3.8 million or $3.95 average price per share. Total repurchases under this plan amounted to approximately 7.9 million shares of Common and Class A Stock for $37.1 million or $4.72 average price per share through May 31, 2001.

C. In the third fiscal quarter of 2001 and 2000, basic earnings per share were computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 31,485,000 and 35,662,000 shares, respectively. In the third fiscal quarter of 2001 and 2000, stock options included in computing diluted earnings per share amounted to approximately 397,000 shares and 214,000 shares, respectively. In the first nine months of fiscal 2001 and 2000, net (loss) earnings per share were computed using the weighted average number of shares of Common, Class A and Class B stock outstanding, which amounted to approximately 32,093,000 shares and 35,707,000 shares, respectively. Stock options included in computing diluted earnings per share amounted to 124,000 shares for the nine months ended May 31, 2000. Stock options were not included in the computation of diluted earnings per share in the nine months ended May 31, 2001 due to their anti-dilutive effect given the net loss in the period.

D. In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options. In the third quarter of fiscal 2001, the Company recorded a non-cash charge of $36 thousand to reflect changes in the market price of the Company's Class A Stock. The total non-cash charge to operations for the nine months ended May 31, 2001 due to the stock option repricing was $1.1 million.

E. During the first quarter of fiscal 2001, the Company acquired Eubank Manufacturing Enterprises Inc., a manufacturer of cooling systems used to control the environment in cellular tower transmission equipment rooms. Eubank sales for the twelve-month period ended October 31, 2000 were approximately $21.0 million. During the third quarter of fiscal 2001, the Company acquired Polenz GmbH, a premier air treatment products distributor in Germany. Polenz's sales for calendar year 2000 were approximately $25.6 million. Total cash paid for the two acquisitions was $19.4 million, net of cash acquired.

F. On December 3, 1999 the Securities and Exchange Commission issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101), which provides its view on applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to implement SAB101 no later then the fourth quarter of our fiscal year ending August 31, 2001. Based on our current revenue recognition policy, we do not expect any material impact due to SAB101.

G. In the fiscal fourth quarter, the Company announced that it will move production of many of its products from the United States to Asia in order to lower costs and improve profitability. The Company is expected to take a charge of approximately $18 to $22 million primarily in the fourth quarter of Fiscal 2001 for fixed asset write-offs relating to the transfer of operations from the United States, inventory write-downs and employee costs.

H.       Supplemental Condensed Consolidating Financial Statements
Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the Senior Subordinated Notes due 2007, of which $100 million were issued in August 1997, and $50 million were issued in August 1999. The Company's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA and for the Company and its subsidiaries other than FNA, and should be read in connection with the consolidated financial statements of the Company. Certain prior year reclassifications were made to conform with the current year presentation.

FEDDERS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(unaudited)   (amounts in thousands)



                                                                      For the Three Months Ended
                                                                              May 31, 2001
                                                         --------------------------------------------------------
                                                            Fedders                Other                Fedders
                                                         North America            Fedders             Corporation
                                                           ---------             ---------             ---------
Net sales                                                  $ 155,058             $  31,666             $ 186,724
Cost of sales                                                132,891                21,825               154,716
Selling, general and administrative expense
(1,3,4)                                                       10,764                 6,055                16,819
                                                           ---------             ---------             ---------
Operating income                                              11,403                 3,786                15,189
Partners' net interest in joint venture results                   --                   205                   205
Interest (expense) income, net (2)                            (5,884)                  648                (5,236)
                                                           ---------             ---------             ---------
Income before income taxes                                     5,519                 4,639                10,158
Provision for income taxes                                     1,788                 1,500                 3,288
                                                           ---------             ---------             ---------
Net income                                                 $   3,731             $   3,139             $   6,870

Other comprehensive income:
   Foreign currency translation, net of tax                       31                  (387)                 (356)
                                                           ---------             ---------             ---------
Comprehensive income                                       $   3,762             $   2,752             $   6,514
                                                           =========             =========             =========

See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)   (amounts in thousands)

                                                                         For the Three Months Ended
                                                                                May 31, 2000
                                                           -------------------------------------------------------
                                                              Fedders                Other                Fedders
                                                           North America            Fedders             Corporation
                                                             ---------             ---------             ---------
Net sales                                                    $ 180,454             $  14,741             $ 195,195
Cost of sales                                                  142,533                 8,412               150,945
Selling, general and administrative expense (1,3)                9,461                 4,519                13,980
                                                             ---------             ---------             ---------
Operating income                                                28,460                 1,810                30,270
Partners' net interest in joint venture results                     --                  (489)                 (489)
Interest expense, net (2)                                       (4,220)                 (473)               (4,693)
                                                             ---------             ---------             ---------
Income before income taxes                                      24,240                   848                25,088
Provision for income taxes                                       7,866                   287                 8,153
                                                             ---------             ---------             ---------
Net income                                                   $  16,374             $     561             $  16,935
Other comprehensive (loss) income:
  Foreign currency translation, net of tax                         (78)                  137                    59
                                                             ---------             ---------             ---------
Comprehensive income                                         $  16,296             $     698             $  16,994
                                                             =========             =========             =========

See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(unaudited)   (amounts in thousands)

                                                                             For the Nine Months Ended
                                                                                    May 31, 2001
                                                             -------------------------------------------------------
                                                                Fedders                Other                Fedders
                                                             North America            Fedders             Corporation
                                                               ---------             ---------             ---------
Net sales                                                      $ 242,110             $  67,896             $ 310,006
Cost of sales                                                    201,784                47,098               248,882
Selling, general and administrative expense (1,3,4)               29,764                18,511                48,275
                                                               ---------             ---------             ---------
Operating income                                                  10,562                 2,287                12,849
Partners' net interest in joint venture results                       --                  (462)                 (462)
Interest expense, net (2)                                        (13,318)                 (345)              (13,663)
                                                               ---------             ---------             ---------
(Loss) income before income taxes                                 (2,756)                1,480                (1,276)
(Benefit) provision for income taxes                                (896)                  482                  (414)
                                                               ---------             ---------             ---------
Net (loss) income                                              $  (1,860)            $     998             $    (862)
Other comprehensive (loss) income:
   Foreign currency translation, net of tax                          (12)                 (791)                 (803)
                                                               ---------             ---------             ---------

Comprehensive (loss) income                                    $  (1,872)            $     207             $  (1,665)
                                                               =========             =========             =========


See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(unaudited) (amounts in thousands)

                                                                   For the Nine Months Ended
                                                                         May 31, 2000
                                                         ---------------------------------------------
                                                          Fedders                             Fedders
                                                       North America     Other Fedders      Corporation
                                                         ---------         ---------         ---------
Net sales                                                $ 270,896         $  39,353         $ 310,249
Cost of sales                                              206,191            24,398           230,589
Selling, general and administrative expense (1,3)           30,344            11,307            41,651
                                                         ---------         ---------         ---------
Operating income                                            34,361             3,648            38,009
Partners' net interest in joint venture results                 --            (1,890)           (1,890)
Interest (expense) income, net (2)                         (12,439)              151           (12,288)
                                                         ---------         ---------         ---------
Income before income taxes                                  21,922             1,909            23,831
Provision for income taxes                                   7,125               620             7,745
                                                         ---------         ---------         ---------
Net income                                               $  14,797         $   1,289         $  16,086
Other comprehensive income loss:
   Foreign currency translation, net of tax                     48              (192)             (144)
                                                         ---------         ---------         ---------
Comprehensive income                                     $  14,845         $   1,097         $  15,942
                                                         =========         =========         =========

See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

(unaudited) (amounts in thousands)

                                                                                     May 31, 2001
                                                      ---------------------------------------------------------------------------
                                                       Fedders                                   Eliminating             Fedders
                                                    North America         Other Fedders            Entries             Corporation
                                                      ---------             ---------             ---------             ---------
Assets:
Current assets:
  Cash and cash equivalents                           $   4,743             $  16,191                    --             $  20,934
  Accounts receivable, net                               72,218                17,650                    --                89,868
  Inventories                                            58,709                26,140                    --                84,849
  Other current assets                                    2,267                 9,159                    --                11,426
                                                      ---------             ---------             ---------             ---------
Total current assets                                    137,937                69,140                    --               207,077
Investment in subsidiaries                                   --               104,306             $(104,306)                   --
Property, plant and equipment, net                       58,570                20,669                    --                79,239
Goodwill                                                 66,621                27,084                    --                93,705
Other long-term assets                                    5,558                19,057                    --                24,615
                                                      ---------             ---------             ---------             ---------
Total assets                                          $ 268,686             $ 240,256             $(104,306)            $ 404,636
                                                      =========             =========             =========             =========
Liabilities and Stockholders' Equity:
Current liabilities:
  Short-term notes                                           --             $   7,708                    --             $   7,708
  Current portion of long-term debt                   $     579                 2,407                    --                 2,986
  Accounts and income taxes payable                      40,913                28,162                    --                69,075
  Accrued expenses                                       35,050                13,161                                      48,211
                                                      ---------             ---------             ---------             ---------
Total current liabilities                                76,542                51,438                    --               127,980
Long-term debt                                          153,995                12,224                    --               166,219
Other long-term liabilities                               2,482                10,104                    --                12,586
Stockholders' equity:
  Common, Class A and Class B
   Stock                                                      5                38,390             $      (5)               38,390
  Additional paid-in capital                             21,292               182,567              (173,219)               30,640
  Retained earnings (deficit)                            14,610               (17,709)               68,918                65,819
  Treasury stock                                             --               (33,952)                   --               (33,952)
  Deferred compensation                                      --                  (729)                   --                  (729)
  Accumulated other comprehensive
   loss                                                    (240)               (2,077)                   --                (2,317)
                                                      ---------             ---------             ---------             ---------
Total stockholders' equity                               35,667               166,490              (104,306)               97,851
                                                      ---------             ---------             ---------             ---------
Total liabilities and stockholders' equity
                                                      $ 268,686             $ 240,256             $(104,306)            $ 404,636
                                                      =========             =========             =========             =========

See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited) (amounts in thousands)

                                                                                August 31, 2000
                                                 ---------------------------------------------------------------------------
                                                   Fedders                                  Eliminating             Fedders
                                               North America         Other Fedders            Entries             Corporation
                                                 ---------             ---------             ---------             ---------
Assets:
Current assets:
  Cash and cash equivalents                      $  59,716             $  27,477                    --             $  87,193
  Accounts receivable, net                          15,352                10,042                    --                25,394
  Inventories                                       56,027                19,144                    --                75,171
  Other current assets                               2,623                 7,756                    --                10,379
                                                 ---------             ---------             ---------             ---------
Total current assets                               133,718                64,419                    --               198,137
Investment in subsidiaries                              --               104,306             $(104,306)                   --
Property, plant and equipment, net                  56,686                15,582                    --                72,268
Goodwill                                            68,267                17,041                    --                85,308
Other long-term assets                               5,635                17,609                    --                23,244
                                                 ---------             ---------             ---------             ---------
Total assets                                     $ 264,306             $ 218,957             $(104,306)            $ 378,957
                                                 =========             =========             =========             =========
Liabilities and Stockholders' Equity:
Current liabilities:
  Current portion of long-term debt              $     527             $   5,748                    --             $   6,275
  Accounts and income taxes payable                 44,762                 2,632                    --                47,394
  Accrued expenses                                  25,284                12,025                    --                37,309
                                                 ---------             ---------             ---------             ---------
Total current liabilities                           70,573                20,405                    --                90,978

Long-term debt                                     153,676                10,236                    --               163,912
Other long-term liabilities                          2,513                 9,294                    --                11,807
Stockholders' equity:
  Common, Class A and Class B
   Stock                                                 5                38,227             $      (5)               38,227
  Additional paid-in capital                        21,292               181,518              (173,219)               29,591
  Retained earnings (deficit)                       16,470               (15,813)               68,918                69,575
  Treasury stock                                        --               (23,065)                   --               (23,065)
  Deferred compensation                                 --                  (940)                   --                  (940)
  Accumulated other comprehensive
   loss                                               (223)                 (905)                   --                (1,128)
                                                 ---------             ---------             ---------             ---------
Total stockholders' equity                          37,544               179,022              (104,306)              112,260
                                                 ---------             ---------             ---------             ---------
Total liabilities and stockholders'
equity                                           $ 264,306             $ 218,957             $(104,306)            $ 378,957
                                                 =========             =========             =========             =========

See accompanying notes

FEDDERS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

(unaudited) (amounts in thousands)

                                                                                May 31, 2000
                                                 ---------------------------------------------------------------------------
                                                   Fedders                                  Eliminating             Fedders
                                               North America         Other Fedders            Entries             Corporation
                                                 ---------             ---------             ---------             ---------
Assets:
Current assets:
  Cash and cash equivalents                      $  32,641             $  21,905                    --             $  54,546
  Accounts receivable, net                          73,039                10,568                    --                83,607
  Inventories                                       51,070                18,338                    --                69,408
  Other current assets                               3,017                13,581                    --                16,598
                                                 ---------             ---------             ---------             ---------
Total current assets                               159,767                64,392                    --               224,159
Investment in subsidiaries                              --               104,306             $(104,306)                   --
Property, plant and equipment, net                  56,262                15,381                    --                71,643
Goodwill                                            68,007                16,611                    --                84,618
Other long-term assets                               8,497                17,325                    --                25,822
                                                 ---------             ---------             ---------             ---------
Total assets                                     $ 292,533             $ 218,015             $(104,306)            $ 406,242
                                                 =========             =========             =========             =========
Liabilities and Stockholders' Equity:
Current liabilities:
  Short-term notes                                      --             $   9,994                    --             $   9,994
  Current portion of long-term debt              $   1,423                     4                    --                 1,427
  Accounts and income taxes payable                 43,338                 8,998                    --                52,336
  Accrued expenses                                  49,366                 2,055                    --                51,421
                                                 ---------             ---------             ---------             ---------
Total current liabilities                           94,127                21,051                    --               115,178

Long-term debt                                     153,732                 4,634                    --               158,366
Other long-term liabilities                          2,064                13,030                    --                15,094
Stockholders' equity:
  Common, Class A and Class B Stock                      5                38,075             $      (5)               38,075
  Additional paid-in capital                        21,292               180,865              (173,219)               28,938
  Retained earnings (deficit)                       21,558               (24,191)               68,918                66,285
  Treasury stock                                        --               (14,062)                   --               (14,062)
  Deferred compensation                                 --                (1,131)                   --                (1,131)
  Accumulated other comprehensive
   loss                                               (245)                 (256)                   --                  (501)
                                                 ---------             ---------             ---------             ---------
Total stockholders' equity                          42,610               179,300              (104,306)              117,604
                                                 ---------             ---------             ---------             ---------
Total liabilities and stockholders'
equity                                           $ 292,533             $ 218,015             $(104,306)            $ 406,242
                                                 =========             =========             =========             =========

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited) (amounts in thousands)

                                                                        For the Nine Months Ended
                                                                                May 31, 2001
                                                            --------------------------------------------------
                                                             Fedders                                   Fedders
                                                         North America        Other Fedders          Corporation
                                                            --------             --------             --------
Net cash (used in) provided by operating
activities                                                  $(47,472)            $ 17,179             $(30,293)
                                                            --------             --------             --------
Net additions to property, plant and equipment                (7,111)              (2,156)              (9,267)
Acquisition of businesses                                         --              (19,449)             (19,449)
                                                            --------             --------             --------
Net cash used in investing activities                         (7,111)             (21,605)             (28,716)
                                                            --------             --------             --------
Net proceeds from short-term borrowings                           --                3,955                3,955
Net (repayments of) proceeds from long-term debt                (390)               2,900                2,510
Cash dividends                                                    --               (2,976)              (2,976)
Proceeds from stock options exercised                             --                  275                  275
Repurchase of capital stock                                       --              (10,573)             (10,573)
Other                                                             --                 (441)                (441)
                                                            --------             --------             --------
Net cash used in financing activities                           (390)              (6,860)              (7,250)
                                                            --------             --------             --------
Net decrease in cash and cash equivalents                    (54,973)             (11,286)             (66,259)
Cash and cash equivalents at beginning of period              59,716               27,477               87,193
                                                            --------             --------             --------
Cash and cash equivalents at end of period                  $  4,743             $ 16,191             $ 20,934
                                                            ========             ========             ========

See accompanying notes

FEDDERS CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited) (amounts in thousands)

                                                                           For the Nine Months Ended
                                                                                 May 31, 2000
                                                            -----------------------------------------------------
                                                             Fedders                                     Fedders
                                                          North America          Other Fedders         Corporation
                                                            ---------             ---------             ---------
Net cash used in operating activities                       $ (38,731)            $  (2,073)            $ (40,804)
                                                            ---------             ---------             ---------
Net additions to property, plant and equipment                 (3,321)               (2,481)               (5,802)
Acquisition of businesses                                          --                (7,416)               (7,416)
                                                            ---------             ---------             ---------
Net cash used in investing activities                          (3,321)               (9,897)              (13,218)
                                                            ---------             ---------             ---------
Net proceeds from short-term borrowings                            --                   448                   448
Repayments of long-term debt                                   (1,399)                 (692)               (2,091)
Cash dividends                                                     --                (3,180)               (3,180)
Proceeds from stock options exercised                              --                   839                   839
Repurchase of capital stock                                        --                (4,957)               (4,957)
                                                            ---------             ---------             ---------
Net cash used in financing activities                          (1,399)               (7,542)               (8,941)
                                                            ---------             ---------             ---------
Net decrease in cash and cash equivalents                     (43,451)              (19,512)              (62,963)
Cash and cash equivalents at beginning of period               76,092                41,417               117,509
                                                            ---------             ---------             ---------
Cash and cash equivalents at end of period                  $  32,641             $  21,905             $  54,546
                                                            =========             =========             =========

See accompanying notes

Intercompany Transactions

The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

1) The Company charges corporate overhead on a cost basis allocated essentially in proportion to sales. Such charges to FNA amounted to approximately $4.4 million and $3.5 million for the three months ended May 31, 2001 and May 31, 2000, respectively. Such charges to FNA amounted to approximately $10.5 million and $10.9 million for the nine months ended May 31, 2001 and May 31, 2000, respectively.

2) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, a promissory note, an industrial revenue bond, capital lease obligations and a revolving line of credit.

3) FNA's depreciation and amortization for the three months ended May 31, 2001 and May 31, 2000 amounted to $2.5 million and $2.2 million, respectively. Capital expenditures amounted to $1.3 million and $1.7 million in the three-month period of 2001 and 2000, respectively. FNA's depreciation and amortization for the nine months ended May 31, 2001 and May 31, 2000 amounted to approximately $8.4 million and $7.9 million, respectively. Capital expenditures of FNA amounted to $7.1 million and $5.2 million in the nine-month period of 2001 and 2000, respectively.

4) Other Fedders' selling, general and administrative expense for the nine months ended May 31, 2001 includes a $1.1 million non-cash charge for the repricing of a majority of unexercised stock options. For the three months ended May 31, 2001, the non-cash charge was $36 thousand to reflect changes in the market price of the Company's Class A Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

                                                      OPERATING RESULTS AS PERCENT OF NET SALES
                                               --------------------------------------------------------
                                                 Three Months Ended                Nine Months Ended
                                                        May 31,                          May 31,
                                               --------------------------------------------------------
                                               2001             2000             2001              2000
                                               --------------------------------------------------------
Gross profit                                   17.1%            22.7%            19.7%             25.7%
Selling, general and administrative
expense                                         9.0%             7.2%            15.6%             13.4%
Operating income                                8.1%            15.5%             4.1%             12.3%
 Interest expense, net                          2.8%             2.4%             4.4%              4.0%
 Income (loss) before taxes                     5.4%            12.9%            (0.4%)             7.7%
                                               ========================================================

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2001 VERSUS THE THREE MONTHS ENDED MAY 31, 2000

Net sales in the three months ended May 31, 2001 amounted to $186.7 million, a decrease of 4.3% from $195.2 million in the same period a year earlier. The decline in sales was the result of decreased demand for room air conditioners in North America following the cool summer of 2000, partially offset by increased sales of air treatment products at companies acquired during the past twelve months.

Gross profit percentage decreased to 17.1% from 22.7% in the prior period as a result of increased sales of lower margin products as a percentage of overall sales and lower production volume at two room air conditioner assembly plants and the Company's compressor assembly plant in the United States.

Selling, general and administrative expenses were $16.8 million for the three months ended May 31, 2001 versus $14.0 million in the same period a year earlier. These expenses increased as a percentage of net sales to 9.0% from 7.2% in the prior years quarter primarily due to the lower sales of North American room air conditioners and to selling, general and administrative expenses of acquired companies.

Operating income was $15.2 million or 8.1% of net sales in the current year period compared to $30.3 million or 15.5% of net sales in the prior year period.

Net interest expense of $5.2 million increased from $4.7 million in the prior year period due to increased short-term borrowings as a result of lower cash balances due to acquisitions, stock repurchases and higher inventories than prior year.

Net income for the period was $6.9 million or 22 cents per share, compared to net income of $16.9 million or 47 cents per share during the same period in the prior year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2001 VERSUS THE NINE MONTHS ENDED MAY 31, 2000

For the first nine months of fiscal 2001, net sales were $310.0 million, approximately equal to sales of $310.2 million in the comparable fiscal 2000 period. Sales at acquired companies offset the decrease in room air conditioner sales in North America caused by the cool summer of 2000.

Gross profit margin percentage decreased to 19.7% during the first nine months of the current year, compared to 25.7% during the same period in fiscal 2000, mainly as a result of increased sales of lower margin products as a percentage of overall sales and manufacturing inefficiencies caused by lower production during the period in order to reduce finished goods inventory.

Selling, general and administrative expenses increased as a percentage of net sales to 15.6% from 13.4% in the prior year mainly due to lower sales during the period of room air conditioners in North America compared to the prior year.

Operating income was $12.8 million in the current year compared to $38.0 million in the prior year.

Net interest expense increased to $13.7 million or 4.4% of net sales during the fiscal 2001 period, versus $12.3 million or 4.0% of net sales in fiscal year 2000.

The Company's net loss was $0.9 million versus net income of $16.1 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash-on-hand at May 31, 2001 amounted to $20.9 million and short-term borrowings were $7.7 million due to borrowings at the Company's joint venture in China.

Net cash used in operating activities for the nine months ended May 31, 2001 amounted to $30.3 million, compared to $40.8 million in the prior-year period. The Company's operations required less cash due to decreased production. The principal use of cash in each period was to produce finished goods for seasonal requirements, sales of which are greatest in the third fiscal quarter. Inventories were $84.8 million at May 31, 2001 versus $69.4 million a year earlier. The increase is due to acquisitions, which added $4.0 million in inventory, and higher inventories of room air conditioners in North America compared to prior year.

Net cash used in investing activities was $28.7 million versus $13.2 million in 2000. The increase was due primarily to the acquisitions of Eubank Manufacturing Enterprises and Polenz GmbH, which required net cash of $19.4 million and capital expenditures of $9.3 million.

Net cash used in financing activities during the nine-month period amounted to $7.3 million, primarily due to stock repurchases ($10.6 million) under the previously announced stock repurchase plan, and payment of dividends ($3.0 million), partially offset by short-term borrowings ($4.0 million) and net proceeds from long-term debt ($2.5 million).

The Company declared quarterly dividends of 3.0 cents on each share of outstanding Class A and Common Stock and 2.7 cents on each share of outstanding Class B Stock in the third quarter of fiscal 2001 and 2000.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

SUBSEQUENT EVENTS

In the fiscal fourth quarter, the Company announced that it will move production of many of its products from the United States to Asia in order to lower costs and improve profitability. The Company is expected to take a charge of approximately $18 to $22 million primarily in the fourth quarter of Fiscal 2001 for fixed asset write-offs relating to the transfer of operations from the United States, inventory write-downs and employee costs. When fully implemented, the plan is expected to save the Company over $20 million annually.

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

July 16, 2001

Signing both in his capacity as
Executive Vice President, Finance and Administration and
Chief Financial Officer
and on Behalf of the registrant.