Form 10-K405
period 2001-08-31
FEDDERS CORP /DE
filed 2001-11-29
CIK 744106

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2001

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

Title of Each Class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of the close of business on October 31, 2001, there were outstanding 13,634,759 shares of the Registrant's Common Stock, 14,890,386 shares of its Class A Stock and 2,266,406 shares of its Class B Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of November 15, 2001 was $71,233,798. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

FEDDERS CORPORATION
FORM 10-K ANNUAL REPORT
SEPTEMBER 1, 2000 TO AUGUST 31, 2001

TABLE OF CONTENTS


                                                                             PAGE
                                                                             ----
PART I

Item  1.  Business                                                             1
Item  2.  Properties                                                           6
Item  3.  Legal Proceedings                                                    6
Item  4.  Submission of Matters to a Vote of
          Security Holders                                                     7

PART II

Item  5.  Market for Registrant's Common Equity
          and Related Matters                                                  7
Item  6.  Selected Financial Data                                              8
Item  7.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition                       10
Item  7a. Quantitative and Qualitative Disclosure
          about Market Risk                                                   13
Item  8.  Financial Statements and Supplementary Data                         14
Item  9.  Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                                                14

PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                                          15
Item 11.  Executive Compensation                                              16
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                               17
Item 13.  Certain Relationships and Related
          Transactions                                                        17

PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                             17

PART I


ITEM 1. BUSINESS


(a)   General Development of Business

Fedders Corporation (the "Company" or the "Registrant") is a leading global manufacturer and marketer of air treatment products, including air conditioners, air cleaners, dehumidifiers, humidifiers, and thermal technology products. The Company was established more than 100 years ago and has been in the indoor air treatment business for more than 50 years.

The Company has been actively pursuing strategic acquisitions and alliances to support continued growth in new and existing markets. During fiscal year 2001, highlights of this program were as follows:

   - In November 2000, the Company acquired Eubank Manufacturing Enterprises, Inc., a manufacturer of residential and commercial heating, ventilating, and air conditioning products, including air conditioners for wireless telecommunication enclosures.

   - In March 2001, the Company acquired Polenz GmbH, a leading distributor of heating, ventilating, and air conditioning products in Germany.

   - In June 2001, the Company announced plans to enter into a joint venture in India with Voltas Ltd. to produce residential air conditioners. The joint venture company, Universal Comfort Products, Private Limited, began operation in October 2001.

   - In June 2001, the Company announced plans to move additional air conditioner manufacturing capacity to China. A new wholly-owned manufacturing company, Fedders Shanghai Co., Ltd. began operation in October 2001.

   - In June 2001, the Company announced that its Melcor subsidiary had entered into an agreement to form a joint venture with Quanzhou Hua Yu Electrical Component Factory to produce thermoelectric modules in China. The transaction is expected to be completed in December 2001.

The Company began implementation of a restructuring plan in June 2001 which entails the movement of a majority of the Company's room air conditioner production as well as all production of dehumidifiers and compressors to China. The Company expects to complete implementation of this plan during fiscal year 2002.

Unless otherwise indicated, all references herein to the "Company" or the "Registrant" include Fedders Corporation and its principal operating subsidiaries.

(b)   Financial Information About Industry Segments

The Company has two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. See Note 8 of the Notes to Consolidated Financial Statements at page F12 herein.

(c)   Narrative Description of Business

The Company manufactures and sells, worldwide, a wide variety of air treatment products, including air conditioners, air cleaners, humidifiers, dehumidifiers, and thermal technology products.

With its expanding product line, the Company serves the unique air treatment demands of various key markets including the commercial/industrial, communications, school, medical/biotechnology, optics and consumer markets. Product expertise is focused within each of Fedders' subsidiary companies.

HVACR

Products

The HVACR segment designs, manufactures and markets air conditioners, including window, split, multi-split, through-the-wall, portable, and packaged unit air conditioners, and dehumidifiers.

Markets

The Company's products are sold, primarily by the Company's salaried sales force, through a variety of sales channels, including global retailers, national retailers, regional retailers, wholesale distributors, catalog supply houses, private label and original equipment manufacturers, and on the Internet.

Production

The Company currently manufactures air conditioners in Effingham, Illinois, Longview, Texas, Vienna, Georgia, Ningbo and Shanghai, China, Dadra, India, Estella, Spain and Manila, Philippines.

Sources and Availability of Raw Materials

The principal raw materials used for production are steel, copper and aluminum, which the Company obtains from domestic and foreign suppliers. The Company also purchases certain components used in its products from other manufacturers including thermostats, compressors, motors and electrical controls. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

ENGINEERED PRODUCTS

Products

The Engineered Products segment designs, manufactures and distributes media filters, electronic filters, humidifiers, dust collectors, fan filter units and solid-state thermoelectric heat pump modules.

Markets

The Company's products are sold through manufacturers' representatives, distributors and direct sales to end-users.

Production

The Company produces electronic and media air cleaners and humidification systems in Sanford, North Carolina. HEPA/ULPA fan filter units are produced in Albuquerque, New Mexico. Thermoelectric modules are produced in Lawrence Township, New Jersey.

Sources and Availability of Raw Materials

The principal raw materials used for production are steel, aluminum, filter paper, and ceramics, which the Company obtains from domestic and foreign suppliers. The Company also purchases certain components used in its products, such as motors and electrical controls, from other manufacturers. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.


SEASONALITY OF BUSINESS

Results of operations and financial condition are currently principally dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," at pages 10 through 13 herein.

See also the discussion under "Working Capital Practices."


WORKING CAPITAL PRACTICES

The Company regularly reviews working capital with a view to maintaining the lowest level consistent with requirements of anticipated levels of operations. Sales currently peak in the third fiscal quarter. Production is weighted towards the selling season, accordingly, the greatest use of credit lines occurs early in the calendar year. Cash peaks in August.

Information with respect to the Company's warranty and return policy is provided in Note 1 of the Notes to Consolidated Financial Statements at page F5 herein.

See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 10 through 13 herein.


BACKLOG

The Company's fiscal year end (August 31) coincides with the end of the seasonal room air conditioner sales cycle. Accordingly, backlog at this time of the year is insignificant.

QUALITY ASSURANCE

One of the key elements of the Company's strategy is a commitment to a single worldwide standard of quality. All of the Company's manufacturing facilities globally, (with the exception of the recently acquired Eubank Manufacturing Enterprises)have earned the highest level of certification, ISO 9001, for their quality management systems under the International Standards Organization.

As part of its acquisition integration program, the Company implements programs to obtain ISO certification for newly-acquired facilities.

The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility. The same level of quality will be required at all of the Company's manufacturing facilities.


PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS HELD

The Company owns a number of trademarks and licenses the name MAYTAG for use on air conditioners from Maytag Corporation. While the Company believes that its trademarks, such as, FEDDERS, EMERSON QUIET KOOL,AIRTEMP, MELCOR, TRION, SUN, KOPPEL, EUBANK, POLENZ and MAC-10, and the trademark MAYTAG, are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.


COMPETITION

All of the markets in which the Company does business are very competitive. Many of the Company's competitors are larger and have greater resources than the Company. The Company competes principally on the basis of technology, quality, price and its ability to deliver product and service to its customers on a just-in-time basis.


RESEARCH AND DEVELOPMENT

The Company's product development activities include ongoing research and development programs to redesign existing products, reduce manufacturing cost, increase product efficiencies and to create new products. In fiscal 2001, the Company spent approximately $9.1 million on research and development.


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

The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company did not make capital expenditures on environmental matters during the year ended August 31, 2001 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on such items in the fiscal year ending August 31, 2002.

The Company has identified a groundwater problem at its Walkersville, Maryland facility. Based upon available information, the Company does not expect the cost of investigation or any required remediation relating to this matter to have a material adverse effect on its results of operations.


EMPLOYEES

The Company has approximately 2,160 employees worldwide. The contract with the union representing substantially all of the production employees of the Effingham, Illinois plant is scheduled to expire in October 2002. The union contract covering Fedders Koppel employees expires in March 2005. The Company considers its relations with its employees to be generally satisfactory.


FOREIGN OPERATIONS

Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

Through its subsidiary, Fedders Investment Corporation, the Company has operated the Fedders Xinle manufacturing facility in China since 1995. The facility is run as a joint venture that is 60% owned by the Company and 40% owned by Ningbo Light Industry Holding (Group) Company Limited. The Company contributed approximately $8.4 million of cash plus expertise in the air-conditioning business for its ownership in Fedders Xinle.

Due to the legal, political and economic uncertainties that exist in China, the Company's subsidiary is subject to the risk of adverse interpretations and enforcement of national and local laws and regulations, the nationalization of assets by the government and changes in China's economic reform policies. The Chinese legal system is based on written statutes, and, unlike common law systems, decided legal cases in China have little precedential value. In 1979, China began the process of developing its legal system by undertaking to promulgate a comprehensive system of laws. On December 29, 1993, the national People's Congress promulgated the Company Law of the People's Republic of China (the "Company Law"), which became effective on July 1, 1994. The Company Law, the rules and regulations promulgated under it and legal prescriptions relating to companies operating in China provide the core of the legal framework governing the corporate behavior of companies such as the Company's subsidiary. Because these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

The Company's subsidiary, at times, may be adversely affected by changes in policies of the Chinese government such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports and sources of supply, duties or tariffs, the introduction of additional measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad and the expropriation of private enterprise. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, that such policies will not be significantly altered from time to time or that business operations in China would not become subject to the risk of nationalization.

In addition, policy concerns particular to United States - China relations could adversely affect the Fedders Xinle joint venture. In particular, under the International Religious Freedom Act of 1998, the President of the United States may designate "countries of particular concern", which are countries that have engaged in or tolerated severe violations of religious freedoms. Absent a presidential waiver, such a designation authorizes the President to impose a range of economic and other sanctions on the country in question. In September 1999, China was designated a "country of particular concern" under the International Religious Freedom Act. Although only a limited number of sanctions have been imposed on China to date under the International Religious Freedom Act, it is possible that further diplomatic and economic measures could be imposed in the future. Increased sanctions could be caused by deterioration in religious freedoms in China or a general worsening of United States - China relations. The sanctions imposed by the United States President could restrict the ability of United States companies to do business in China or result in retaliatory measures by the Chinese government that could have a negative impact on the activities of United States companies doing business in China.

We believe that a decline in production caused by Fedders Xinle's inability to continue operating in the facility for any reason, including the reasons described above, could be replaced by production in other facilities, and would not have a material impact on our business, results of operations or operating performance.

See Note 8 of the Notes to Consolidated Financial Statements at page F12 herein.

ITEM 2. PROPERTIES

The Company owns or leases the following primary facilities:

                                                         Approximate Square
                                                         Feet
Location                Principal Function               of Floor Area
--------                ------------------               -------------
Liberty Corner,         Corporate                         25,000
New Jersey                Headquarters
(Leased)

HVACR

Effingham, Illinois     Manufacture of air               650,000
(Owned)                   conditioners

Columbia, Tennessee     Warehouse                        232,000
(Owned)

Frederick, Maryland     Warehouse                        200,000
(Owned)

Longview, Texas         Manufacture of air               100,000
(Owned)                   conditioners

Vienna,                 Manufacture of air                40,000
Georgia (Owned)           conditioners

Manila,                 Manufacture of air                41,000
Philippines (Leased)      conditioners

Ningbo, China           Manufacture of air               323,000
(60% owned)               conditioners

Estella, Spain          Manufacture of air                40,000
(Leased)                  conditioners

Singapore               Regional Headquarters             14,600
(Leased)                  and Research and Design
                          Center

Engineered Products

Lawrence Township,      Manufacture of thermoelectric     15,000
New Jersey (Owned)        devices

Lawrence Township,      Manufacture of thermoelectric     22,400
New Jersey (Owned)        devices

Sanford,                Manufacture of air cleaning      263,000
North Carolina            products and humidifiers
(Owned)

Albuquerque,            Manufacture of cleanroom          63,000
New Mexico (Leased)       products


The Effingham, Illinois facility is subject to a mortgage securing a $3.5 million, 1% promissory note payable over the next seven years to the State of Illinois. The Sanford, North Carolina and 22,400 square foot Lawrence, Township facility are each subject to a mortgage securing repayment of economic development bonds and the Longview, Texas facility is subject to a mortgage. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

The Company's Common and Class A Stock are listed on the New York Stock Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of October 31, 2001, there were 2,376 holders of Common Stock, 2,388 holders of Class A Stock and 13 holders of Class B Stock. For information with respect to the Company's Common Stock, Class A Stock and Class B Stock, see Notes 9 and 10 of the Notes to Consolidated Financial Statements on pages F14 and F15.

ITEM 6. SELECTED FINANCIAL DATA(1)

 (Amounts in thousands, except per share data)

                             2001        2000       1999       1998       1997
--------------------------------------------------------------------------------
Net sales(2)              $ 405,697   $ 416,181  $ 362,048  $ 327,912  $ 318,769
Gross profit                 68,700     104,828     84,591     69,770     70,076
Percent of net sales           16.9        25.2       23.4       21.3       22.0
Operating (loss)income      (15,045)     46,854     40,258     12,810     31,729
Percent of net sales           (3.7)       11.3       11.1        3.9       10.0
(Loss)income before
 income taxes               (33,263)     30,474     30,986      4,603     28,867
Percent of net sales           (8.2)        7.3        8.6        1.4        9.1
--------------------------------------------------------------------------------
Net (loss) income         $ (22,453)  $  20,401  $  20,724  $   2,992  $  18,764
Net (loss) income
 attributable to
 common stockholders        (22,453)     20,401     20,724      2,992     16,344
Earnings per share:
 Basic                    $   (0.71)  $    0.58  $    0.56  $    0.07  $    0.42
 Diluted                      (0.71)       0.57       0.56       0.07       0.39
--------------------------------------------------------------------------------
Dividends per share
 declared:
Convertible Preferred(3)         --          --         --         --  $   0.318
Common/Class A            $   0.120   $   0.120  $   0.105  $   0.085      0.080
Class B                       0.108       0.108      0.095      0.077      0.072
--------------------------------------------------------------------------------
Cash and cash equivalents $  51,192   $  87,193  $ 117,509  $  90,986  $ 110,393
Total assets                362,332     388,175    382,342    304,629    329,014
Long-term debt (including
 current portion)(4)        168,455     166,434    161,363    111,013    115,380
Stockholders' equity(5)      73,014     112,260    108,933    104,792    145,687
Capital expenditures         10,773       9,858      9,378      8,497      9,236
Depreciation and
 amortization                15,431      13,076     10,279      9,263      9,935
--------------------------------------------------------------------------------
Other financial data:
Adjusted earnings before
 interest, taxes,
 depreciation and
 amortization(6)(7)       $  24,746   $  58,786  $  54,613  $  41,757  $  42,232
--------------------------------------------------------------------------------
Cash flow provided by
 (used in):
   Operating activities   $   5,919   $   4,619  $  51,989  $  39,302  $  (8,826)
   Investing activities     (30,327)    (15,037)   (48,778)    (6,650)    (8,808)
   Financing activities     (11,593)    (19,898)    23,312    (52,059)    37,732

(1) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and the notes thereto.

(2) In accordance with Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs", 2000, 1999, 1998, and 1997 shipping expenses have been reclassified from net sales to cost of sales to conform to the current year presentation.

(3) In September 1997, the Company redeemed each share of its Convertible Preferred Stock for 1.022 shares of Class A Stock.

(4) In August 1999, a subsidiary of the Company issued $50,000 of 9 3/8% Senior Subordinated Notes, proceeds of which were utilized, in part, to replenish cash used to acquire Trion. In August 1997, the same subsidiary of the Company issued $100,000 of 9 3/8% Senior Subordinated Notes, proceeds of which were utilized, in part, to fully redeem $22,100 of 8.5% Convertible Subordinated Debentures, including accrued interest.

(5) During fiscal 2001, the company repurchased 2,998 of Common and Class A Stock at an average price of $4.39 per share for a total of $13,169, excluding commissions. During fiscal 2000, the Company repurchased 2,768 shares of Common and Class A Stock at an average price of $4.87 per share for a total of $13,484. During fiscal 1999, the Company repurchased 2,601 shares of Common and Class A Stock at an average price of $5.08 per share for a total of $13,215. During fiscal 1998, the Company repurchased 7,720 shares of Preferred, Common and Class A Stock at an average price of $5.93 per share for a total of $45,750. During fiscal 1997, the Company repurchased 4,335 shares of Class A Stock at an average price of $5.78 per share for a total of $25,041 and 705 shares of Convertible Preferred Stock at $6.25 per share for a total of $4,408.

(6) In fiscal 2001 Adjusted EBITDA results exclude $8,947 of asset impairment, employee severance and other restructuring charges, $4,031 of one-time inventory charges, $7,583 of deferred compensation charge relating to the retirement of an officer of the company, an additional $2,283 of other non-recurring inventory write-offs, $1,364 of operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at these facilities would cease, $726 non-cash charge for the re-pricing of a majority of unexercised stock options and $716 of other one-time charges. In fiscal 1999, the amount shown excludes a charge for the restructuring ($3,100). For fiscal 1998, the amount shown excludes a charge for the 1998 Restructuring ($16,750) and early retirement program ($2,891).

(7) Adjusted EBITDA represents income before income taxes plus net interest expense, depreciation and amortization (excluding amortization of debt discounts and deferred financing costs), certain one-time charges and a certain non-cash charge. Adjusted EBITDA is presented because we believe it is an indicator of our ability to incur and service debt and is used by our lenders in determining compliance with financial covenants. However, Adjusted EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles. Our definition of Adjusted EBITDA may differ from definitions of Adjusted EBITDA used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Fedders Corporation (the "Company") is a leading global manufacturer of air treatment products including air conditioners, air cleaners, dehumidifiers and humidifiers, and thermal technology products.

The Company's results in fiscal 2001 were mainly affected by a decline in sales of room air conditioners in North America, which remains the Company's principal business. Sales and profits were also affected by lower selling prices of room air conditioners. As a result, the Company took significant steps in fiscal 2001 to improve its competitive position and enacted a major restructuring plan to significantly reduce costs.

The Company has also taken significant steps to diversify its operations and expanded further into the global air treatment market in fiscal 2001.

In November 2000, the Company acquired Eubank Manufacturing Enterprises, Inc., a manufacturer of residential and commercial air conditioning products. The acquisition provides the Company with a line of heating, ventilating, and air conditioning products and a platform for expansion into the unitary products markets and also strengthens the Company's position in the telecommunications cooling market.

In March 2001, the Company acquired Polenz GmbH, a leading distributor of heating, ventilating, and air conditioning products in Germany. The acquisition strengthens the Company's sales base in Europe and provides a platform for further expansion into Europe.

In October 2001, the Company completed the acquisition of an air conditioner manufacturing operation in Shanghai, China. The 100% wholly-owned facility will initially produce room air conditioners for the export market, previously produced at the Tennessee facility.

In the fourth quarter of 2001, the Company announced a plan to restructure its existing operations which included the movement of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Effingham, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs.

RESULTS OF OPERATIONS

To reflect the changes in the Company's operations, results are presented in two reportable segments: (1) Heating, Ventilating, Air Conditioning, and Refrigeration (HVACR), and (2) Engineered Products. The HVACR segment comprises the Company's compressor-based air conditioner products operations. The Engineered Products segment comprises the Company's commercial and industrial air cleaning, humidification, and thermoelectric products operations.

Net sales in fiscal 2001 totaled $405.7 million, a decrease of 2.5% from sales of $416.2 million in fiscal 2000. The sales decrease in fiscal 2001 reflects a $9.0 million decrease in sales of HVACR products. Specifically sales of room air conditioners in North America declined as a result of cool summer weather, slowing economic growth, and major retailers' and distributors' efforts to reduce inventory. HVACR sales in 2001 were $360.0 million compared to $369.0 million in fiscal 2000. The decline in sales was partially offset by sales at companies acquired during fiscal 2001. Engineered Products sales were $45.7 million in fiscal 2001 compared to sales of $47.2 million in fiscal 2000. Sales declined by 3.0% due to a decline in sales of air cleaners and humidifiers, partially offset by increased sales of thermoelectric modules.

Net sales in fiscal 2000 of $416.2 million increased by 15.0% from sales of $362.0 million in fiscal 1999 due to increased HVACR sales of air treatment products internationally and Engineered Product sales at acquired companies.


Operating Results as a Percent of Net Sales

                                                  2001        2000        1999
-------------------------------------------------------------------------------
Gross profit                                      16.9%       25.2%       23.4%
Selling, general and administrative expense       18.4        13.9        11.4
Asset impairment, employee severance and other
 restructuring charges                             2.2          --         0.9
Operating (loss) income                           (3.7)       11.3        11.1
Interest expense                                   4.4         3.7         2.7
Pre-tax (loss) income                             (8.2)        7.3         8.6
-------------------------------------------------------------------------------

The gross profit in fiscal 2001 decreased by $36.1 million, or 34.5%, to $68.7 million from $104.8 million in fiscal 2000. The decline in gross profit was mainly the result of a decline in sales and margins for room air conditioners in North America within the HVACR segment. In addition, inventory write-downs of $1.8 million were recorded in connection with the restructuring plan to reduce the carrying amount of certain component inventory which will not be relocated as part of the relocation of production to China. The Company was also required to record a lower of cost or market adjustment of $2.2 million on certain room air conditioner and dehumidifier products in the fourth quarter of fiscal 2001 due to a recent decline in selling prices. Fiscal 2001 gross profit also includes $.7 million of other write-downs for unused purchase credits associated primarily with the discontinuation of certain vendor relationships, $1.4 million in operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at those plants would cease and $2.3 million of other inventory write-offs due to changes in market conditions. The total charge for the inventory and other adjustments was $8.4 million and is recorded within cost of sales.

The gross profit as a percent of net sales increased in fiscal 2000 compared to fiscal 1999 due primarily to sales of higher margin products at acquired companies within the engineered products segment and cost reduction efforts.

Selling, general and administrative expenses ("SG&A") increased as a percent of net sales in fiscal 2001 mainly as a result of deferred compensation charges of $7.6 million relating to the retirement of an officer of the Company due to a change in the underlying estimate, and a $.7 million non-cash charge for the re-pricing of a majority of unexercised stock options. In fiscal 2000, SG&A increased as a percent of sales primarily due to acquisitions of companies with higher operating expenses relative to sales.

Asset impairment, employee severance and other restructuring charges totaled $8.9 million in Fiscal 2001. The company determined that as a result of the movement of certain production within its HVACR segment, certain machinery and equipment used at its Effingham, Tennessee and Maryland facilities would be idled and disposed of. Given the nature of these fixed assets, the Company intends to scrap these items during fiscal 2002 and has written off the full carrying amount of these assets of $6.2 million. Employee severance costs of $1.9 million were recorded due to the elimination of approximately 800 factory workers in the U.S., primarily within the HVACR segment. As of August 31, 2001 the Company has terminated approximately 675 of the workers and has terminated the remainder through the end of October 2001. Facility closing costs of $.8 million include charges for clean-up and waste removal at the Company's Effingham, Tennessee and Maryland facilities.

The restructuring charge in fiscal 1999 of $3.1 million consisted of costs related to discontinuing production of pumps for compressors in the U.S. and transferring production to Asia.

Net interest expense in fiscal 2001 increased by $2.3 million from fiscal 2000 due to lower cash balances mainly as a result of acquisitions and stock repurchases. Net interest expense in fiscal 2000 increased $5.9 million from fiscal 1999 due primarily to the interest on $50 million 9 3/8% Senior Subordinated Notes due in 2007 (the "Notes") issued late in fiscal 1999 to replenish cash used in acquisitions.

The Company recorded a net loss in fiscal 2001 of $22.5 million. Full year earnings were affected by the decline in sales and margins for room air conditioners in North America and by the restructuring and other charges identified above. Net income in fiscal 2000 was $20.4 million compared to $20.7 million in fiscal 1999. Full year earnings in 2000 were affected by cool summer weather in the northern U.S. markets and higher interest expense.

Net loss in fiscal 2001 reflects a tax benefit of $10.8 million. In fiscal years 2000 and 1999, net income reflects an effective tax rate of 33%.


LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements are seasonal. Cash balances peak in August, while greatest use of credit lines occurs early in the calendar year. The Company ended fiscal 2001 with $51.2 million in cash compared to $87.2 million at August 31, 2000.

Net cash provided by operations in fiscal 2001 amounted to $5.9 million. The Company's inventory decreased by $8.2 million due to inventory charges and write-offs associated with the restructuring and other one-time charges and company-wide efforts to reduce inventory. Accounts receivable decreased by $3.6 million due to lower sales in the fourth quarter of fiscal 2001. Other long-term liabilities increased $4.3 million primarily due to the increase in the Company's long-term deferred compensation accrual due to the retirement of an officer of the Company.

Net cash used in investing activities by the Company in fiscal 2001 consisted primarily of capital expenditures of $10.8 million and the acquisitions of Eubank Manufacturing Enterprises and Polenz GmbH for $19.7 million.

Net cash used in financing activities in fiscal 2001 amounted to $11.6 million. The Company repurchased $13.2 million or 3.0 million shares of its Common and Class A Stock under a repurchase program authorized in August 1998 for the repurchase of up to $30 million of its outstanding stock. In October 2000, the Company announced an increase in the stock repurchase plan from $30 million to $40 million. Dividend payments amounted to $3.9 million in fiscal 2001.

During fiscal 2001, the Company's $100 million, prime rate, revolving credit facility was utilized during the six-month period from December through May with a maximum outstanding during the year of $68.1 million. Management believes that cash, earnings and borrowing capacity of the Company are adequate to meet the needs of its operations and long-term credit requirements, including capital expenditures and debt maturities.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective September 1,2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Upon adoption of SFAS 133, the Company determined that no transition adjustment was required to be recorded on September 1, 2000.

The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The Company's use of derivative financial instruments is limited primarily to the use of forward foreign currency exchange contracts to mitigate certain foreign currency exchange rate risks relative to Canadian dollar receivables and Philippine peso payables. Such contracts are not designated as hedges and any changes in fair value are recognized in earnings in the current period. The Company does not have any such contracts outstanding as of August 31, 2001.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those intangible assets that are required to be included in goodwill. SFAS 141 will be effective for all business combinations completed by the Company after June 30, 2001. Under the provisions of SFAS 141, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001, may not be amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, may continue to be amortized until August 31, 2002.

SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles will not be amortized but instead would be reviewed for impairment and written down with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles is more than their fair value. SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of September 1, 2002, the effective date of the statement for the Company. Additionally, SFAS 142 requires the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

The Company is in the process of evaluating the effect that adopting these statements will have on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS 143 at the beginning of its fiscal year 2003. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of this statement are required to be adopted by the Company at the beginning of its fiscal year 2003. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.


RISK FACTORS

Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company at August 31, 2001 and 2000, and for the years ended August 31, 2001, 2000 and 1999, the notes thereto and the report of the Company's independent auditors thereon are included at pages F1 through F33, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on February 26, 2002, which section is incorporated herein by reference.

Name and Age                  Position Held                   Executive Officer
------------                  -------------                   -----------------
Sal Giordano, Jr., 63         Chairman and                           1965
                               Chief Executive Officer

Jordan Bruno, 50              Vice President, Taxes                  2000

Nancy DiGiovanni, 50          Treasurer                              1998

Robert N. Edwards,  54        Vice President and                     2000
                               General Counsel

Daryl G. Erbs, 44             Senior Vice President,                 1999
                               International

Michael B. Etter, 46          President and Chief                    1997
                               Operating Officer

Mark Eubank, 47               Vice President and                     2001
                               President, Unitary
                               Products

Michael Giordano, 37 (1)      Executive Vice President,              1999
                               Finance and Administration
                               and Chief Financial Officer

Sal Giordano III, 42 (1)      Group Vice President,                  1996
                               Engineered Products

Kent E. Hansen, 54            Executive Vice President               1996
                               and Secretary

Judy A. Katz, 50              Vice President,                        2000
                               Strategic Planning

Robert L. Laurent, Jr., 45    Executive Vice President,              1989
                               Acquisitions and Alliances

Joseph B. Noselli, 45         Corporate Controller                   2000

Marlene M. Volpe, 66          Vice President,                        2000
                               Human Resources

(1)   Son of Sal Giordano, Jr.

BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS

Mr. Sal Giordano, Jr. has been Chief Executive Officer of the Company for more than five years.

Mr. Bruno was elected Vice President, Taxes in December 2000. Previously, he was Director, Taxes for more than five years.

Ms. DiGiovanni was elected to her position in October 1998. Previously she was Assistant Treasurer of the Company since 1989.

Mr. Edwards was elected to his present position in June 2000. He has been General Counsel of the Company for more than five years.

Mr. Erbs was elected Senior Vice President, International in March 2001. Previously, he was Senior Vice President, Technology and Vice President, Technology of the Company since August 1999. Prior to his joining the Company in February 1999, Mr. Erbs was with Carrier Corporation for many years, serving in a variety of engineering management positions.

Mr. Etter was elected President and Chief Operating Officer in June 2000. Previously, he was Senior Vice President of the Company and Chairman and Chief Executive Officer of Fedders Air Conditioning since May 1, 1999. He served as Vice President of Global Purchasing for the Company from December 1997 to May 1999 and, prior thereto, Vice President, Purchasing of Fedders North America.

Mr. Eubank was elected Vice President in April 2001. He has been President of Eubank Manufacturing Enterprises, Inc. for more than the past five years.

Mr. Michael Giordano was elected Executive Vice President, Finance and Administration and Chief Financial Officer in June 2000. Previously, he was Vice President, Finance and Chief Financial Officer of the Company since July 1, 1999. Mr. Giordano also served as Senior Vice President of Fedders International, Inc. from 1998 until being elected to his current position and, prior thereto, Managing Director of the Singapore office of Fedders International.

Mr. Sal Giordano III was elected to his present position in December 1999. He was a Vice President of the Company since August 1996 and President of Melcor from 1995.

Mr. Hansen was elected to his present position in June 2000. Previously he was Senior Vice President and Secretary from August 1996 and, prior thereto, Vice President, Finance and General Counsel of NYCOR, Inc.

Ms. Katz was elected Vice President, Strategic Planning in June 2000. Previously, she held the position of Vice President, Communications and Planning for more than five years.

Mr. Robert L. Laurent, Jr. has been Executive Vice President, Acquisitions and Alliances since January 1999. Previously, he was Executive Vice President, Finance and Administration of the Company.

Mr. Noselli was elected Corporate Controller in June 2000. Previously, he was with Ingersoll-Rand Co. from 1980, most recently as Vice President and Controller of its production equipment group.

Ms. Volpe was elected Vice President, Human Resources in June 2000. Previously, she was Vice President, Recruitment and Leadership Development for more than five years.


ITEM 11. EXECUTIVE COMPENSATION

See the section entitled "Executive Compensation" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on February 26, 2002, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the sections entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on February 26, 2002, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section entitled "Election of Directors" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on February 26, 2002, which section is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Index to Financial Statements and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                                         Page #
                                                                         ------
Consolidated Statements of Operations and Comprehensive
Income for the years ended August 31, 2001, 2000 and 1999                     F1

Consolidated Balance Sheets at August 31, 2001 and 2000                       F2

Consolidated Statements of Cash Flows for the years ended
August 31, 2001, 2000 and 1999                                                F3

Consolidated Statements of Stockholders' Equity for the
years ended August 31, 2001, 2000 and 1999                                    F4

Notes to Consolidated Financial Statements                                F5-F27

Reports of Independent Certified Public Accountants                    F28 & F29

(a) 2. Financial Statement Schedule

Consolidated Schedule as of and for the years ended
August 31, 2001, 2000 and 1999

II.  Valuation and Qualifying Accounts                                       F31

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

(21) Subsidiaries.

(23) (i)  Consent of Deloitte & Touche LLP
     (ii) Consent of BDO Seidman, LLP.

(27) Financial data schedule.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 2001.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FEDDERS CORPORATION

By  /s/Michael Giordano
    -------------------
Michael Giordano
Executive Vice President, Finance
and Administration and Chief Financial Officer
November 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                  Date
---------                     -----                                  ----
/s/ Salvatore Giordano
---------------------------
    Salvatore Giordano        Chairman Emeritus                 November 29, 2001
                                and a Director

/s/ Salvatore Giordano, Jr.
---------------------------
    Salvatore Giordano, Jr.   Chairman                          November 29, 2001
                                and Chief Executive
                                Officer and a Director
                                (Principal Executive Officer)

/s/ William J. Brennan
---------------------------
    William J. Brennan        Director                          November 29, 2001

/s/ David C. Chang
---------------------------
    David C. Chang            Director                          November 29, 2001

/s/ Michael J. Ducker         Director                          November 29, 2001
---------------------------
    Michael J. Ducker

/s/ Joseph Giordano
---------------------------
    Joseph Giordano           Director                          November 29, 2001

/s/ C.A. Keen
---------------------------
    C.A. Keen                 Director                          November 29, 2001

/s/ Howard S. Modlin
---------------------------
    Howard S. Modlin          Director                          November 29, 2001



/s/ S.A. Muscarnera
---------------------------
    S.A. Muscarnera           Director                          November 29, 2001

/s/ Anthony Puleo
---------------------------
    Anthony Puleo             Director                          November 29, 2001

/s/ Michael Giordano
---------------------------
    Michael Giordano          Executive Vice                    November 29, 2001
                                President, Finance
                                and Administration
                                (Principal Financial
                                  Officer)

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

                                                Year Ended August 31,
                                        2001           2000           1999
                                        ---------------------------------------
Net sales                               $ 405,697      $ 416,181      $ 362,048
Costs and expenses:
 Cost of sales                            336,997        311,353        277,457
 Selling, general and
  administrative expense                   74,798         57,974         41,233
 Asset impairment, employee
  severance and other
  restructuring charges                     8,947             --          3,100
                                        ---------------------------------------
                                          420,742        369,327        321,790
                                        ---------------------------------------

Operating (loss) income                   (15,045)        46,854         40,258
Partners' net interest in joint
 venture results                             (160)          (796)           412
Interest expense (net of interest
 income of $2,934, $2,316, and
 $1,524 in 2001, 2000 and 1999,
 respectively)                            (17,845)       (15,584)        (9,684)
Other expense                                (213)            --             --
                                        ---------------------------------------

(Loss) income before income taxes         (33,263)        30,474         30,986
(Benefit) provision for income taxes      (10,810)        10,073         10,262
                                        ---------------------------------------
Net(loss)income                         $ (22,453)     $  20,401      $  20,724
Other comprehensive (loss) income:
Foreign currency translation,
 net of tax                                (1,037)          (562)            97
                                        ---------------------------------------

Comprehensive (loss) income             $ (23,490)     $  19,839      $  20,821
                                        =======================================
Earnings (loss) per share:
 Basic                                  $   (0.71)     $    0.58      $    0.56
 Diluted                                    (0.71)          0.57           0.56
                                        ---------------------------------------
Weighted average shares
 Basic                                     31,808         35,325         36,870
 Diluted                                   31,808         35,490         37,098
                                        ---------------------------------------
Dividends per share declared:
 Common/Class A                         $   0.120      $   0.120      $   0.105
 Class B                                    0.108          0.108          0.095
                                        =======================================




See accompanying notes to the consolidated financial statements




                                       F1

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                                  August 31,
                                                              2001       2000
                                                           --------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                 $  51,192  $  87,193
 Accounts receivable (less allowances of
  $2,494 and $2,138 in 2001 and 2000,
  respectively)                                               24,703     25,394
 Inventories                                                  72,746     75,171
 Deferred income taxes                                         8,819      4,811
 Other current assets                                          6,747      5,568
                                                           --------------------
Total current assets                                         164,207    198,137
Net property, plant and equipment                             71,751     72,268
Deferred income taxes                                          6,424      4,482
Goodwill                                                      92,798     85,308
Other assets                                                  27,152     27,980
                                                           --------------------
TOTAL ASSETS                                               $ 362,332  $ 388,175
                                                           ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term notes                                          $   7,470  $   3,753
 Current portion of long-term debt                             3,055      2,522
 Accounts payable                                             40,689     36,436
 Income taxes payable                                          6,327     10,958
 Accrued expenses                                             41,023     37,309
                                                           --------------------
Total current liabilities                                     98,564     90,978
Long-term debt                                               165,400    163,912
OTHER LONG-TERM LIABILITIES:
 Warranty                                                      1,254      1,541
 Other                                                        21,256     17,505
Partners' interest in joint venture                            2,844      1,979
Commitments and contingencies
STOCKHOLDERS' EQUITY
Convertible Preferred Stock, $1 par value,
 15,000,000 shares authorized, none issued
 at August 31, 2001 and 2000                                     --         --
Common Stock, $1 par value, 80,000,000 shares
 authorized, 16,135,459 shares issued at
 August 31, 2001 and 2000                                     16,135     16,135
Class A Stock, $1 par value, 60,000,000 shares
 authorized, 20,297,616 and 19,824,663 shares
 issued at August 31, 2001 and 2000, respectively             20,298     19,825
Class B Stock, $1 par value, 7,500,000 shares
 authorized, 2,266,406 shares issued at August 31,
 2001 and 2000                                                 2,267      2,267
Additional paid-in capital                                    31,146     29,591
Retained earnings                                             43,313     69,575
Accumulated other comprehensive loss                          (2,165)    (1,128)
                                                           --------------------
                                                             110,994    136,265
Deferred compensation                                           (658)      (940)
Treasury stock, at cost, 7,908,330 and 4,686,000 shares
 of Common and Class A Stock at August 31, 2001 and 2000,
 respectively                                                (37,322)   (23,065)
                                                           --------------------
Total stockholders' equity                                    73,014    112,260
                                                           --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 362,332  $ 388,175
                                                           ====================




See accompanying notes to the consolidated financial statements




                                       F2

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

                                                        Year Ended August 31,
                                                  2001           2000           1999
                                               ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                              $ (22,453)     $  20,401      $  20,724
Adjustments to reconcile net
 (loss) income to net cash provided
 by operating activities:
 Depreciation and amortization                    15,431         13,076         10,279
 Deferred income taxes                            (5,950)         8,544          5,803
 Tax benefit related to stock
  options exercised                                  134            109             47
 Stock option repricing charge                       726             --             --
 Fixed asset impairment                            6,206             --             --
 Partners' net interest in
 joint venture results                               160         (1,883)            --
CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
 Accounts receivable                               3,639         (1,119)         2,811
 Inventories                                       8,215         (9,535)         1,115
 Other current assets                               (812)        (3,819)         3,399
 Other assets                                       (704)          (601)         1,860
 Income taxes payable                             (4,631)        (2,091)        (1,357)
 Accounts payable                                    665         (1,318)         8,085
 Accrued expenses                                  1,434        (12,893)           503
 Other long-term liabilities                       4,320         (3,412)        (1,175)
 Other - net                                        (461)          (840)          (105)
                                               ---------------------------------------
Net cash provided by
 operating activities                              5,919          4,619         51,989
                                               ---------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property, plant
  and equipment                                  (10,773)        (9,858)        (9,378)
 Disposal of property, plant
  and equipment                                      140          2,237             --
 Acquisition of businesses,
  net of cash acquired                           (19,694)        (7,416)       (39,400)
                                               ---------------------------------------
Net cash used in investing
 activities                                      (30,327)       (15,037)       (48,778)
                                               ---------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from short-term notes                    3,717          3,753             --
 Net proceeds from issuance
 of 9 3/8% Senior Subordinated Notes                  --             --         47,652
 Repayments of long-term debt                     (2,826)        (7,021)        (2,685)
 Proceeds from long-term
  borrowing                                        4,519             --             --
 Proceeds from stock options
  exercised                                          526          1,059            254
 Net proceeds from Fedders Xinle
  financing                                           --             --          1,447
 Repayment of Trion, Inc. debt                        --             --         (6,300)
 Cash dividends                                   (3,914)        (4,205)        (3,841)
 Repurchases of capital stock                    (13,237)       (13,484)       (13,215)
 Other                                              (378)            --             --
                                               ---------------------------------------
Net cash (used in) provided by
 financing activities                            (11,593)       (19,898)        23,312
                                               ---------------------------------------
Net (decrease) increase in cash and
 cash equivalents                                (36,001)       (30,316)        26,523

Cash and cash equivalents at
 beginning of year                                87,193        117,509         90,986
                                               ---------------------------------------
Cash and cash equivalents at
 end of year                                   $  51,192      $  87,193      $ 117,509
                                               =======================================
SUPPLEMENTAL DISCLOSURE:
 Net interest paid                             $  16,857      $  16,610      $  12,283
 Net income taxes (refunded)
  paid                                              (705)         5,201          6,218
                                               ---------------------------------------
NON-CASH INVESTING AND FINANCING
  ACTIVITY:
 Property, plant and equipment
  acquired under capital lease                 $     826      $   2,002             --
                                               =======================================


See accompanying notes to the consolidated financial statements


                                       F3

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

                                                   Year Ended August 31,
                                             2001          2000          1999
                                           ------------------------------------
COMMON STOCK
 Balance at beginning of year              $ 16,135      $ 16,135      $ 16,972
 Repurchase and retirement of stock              --            --          (837)
                                           ------------------------------------
 Balance at end of year                    $ 16,135      $ 16,135      $ 16,135
                                           ====================================
CLASS A STOCK
 Balance at beginning of year              $ 19,825      $ 19,400      $ 19,381
 Stock options exercised                        425           385            19
 Other                                           48            40            --
                                           ------------------------------------
 Balance at end of year                    $ 20,298      $ 19,825      $ 19,400
                                           ====================================
CLASS B STOCK
 Balance at beginning of year              $  2,267      $  2,267      $  2,267
                                           ------------------------------------
 Balance at end of year                    $  2,267      $  2,267      $  2,267
                                           ====================================
ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of year              $ 29,591      $ 28,069      $ 31,619
 Stock options exercised                      1,114         1,413           235
 Tax benefit related to stock
  options exercised                             134           109            47
 Repurchase and retirement of stock              --            --        (3,832)
 Cost of recapitalization                      (587)           --            --
 Stock option repricing                         726            --            --
 Other                                          168            --            --
                                           ------------------------------------
 Balance at end of year                    $ 31,146      $ 29,591      $ 28,069
                                           ====================================
RETAINED EARNINGS
 Balance at beginning of year              $ 69,575      $ 53,379      $ 36,496
 Net (loss) income                          (22,453)       20,401        20,724
 Dividends                                   (3,809)       (4,205)       (3,841)
                                           ------------------------------------
 Balance at end of year                    $ 43,313      $ 69,575      $ 53,379
                                           ====================================
ACCUMULATED OTHER COMPREHENSIVE LOSS
 Balance at beginning of year              $ (1,128)     $   (288)     $   (430)
 Foreign currency translation
  adjustment, net of tax                     (1,037)         (840)          142
                                           ------------------------------------
 Balance at end of year                    $ (2,165)     $ (1,128)     $   (288)
                                           ====================================
DEFERRED COMPENSATION
 Balance at beginning of year              $   (940)     $ (1,227)     $ (1,513)
 Amortization of deferred compensation          282           287           286
                                           ------------------------------------
 Balance at end of year                    $   (658)     $   (940)     $ (1,227)
                                           ------------------------------------
TREASURY STOCK
 Balance at beginning of year              $(23,065)     $ (8,802)           --
 Repurchase of stock                        (13,237)      (13,484)     $ (8,546)
 Shares relinquished or purchased            (1,020)         (779)         (256)
                                           ------------------------------------
 Balance at end of year                    $(37,322)     $(23,065)     $ (8,802)
                                           ====================================




See accompanying notes to the consolidated financial statements




                                       F4

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share, share and market data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fedders Corporation (the "Company") is a leading global manufacturer and marketer of air treatment products, including air conditioners, air cleaners, dehumidifiers, and thermal technology products.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and joint venture. All significant intercompany accounts and transactions are eliminated in consolidation.

NET SALES

Sales are recorded consistent with their related shipping terms, which is at time of shipment, net of provisions for sales allowances and warranties. In 2001, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 did not have a material impact on the consolidated results of operations, financial position or cash flow of the Company.

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

INVENTORIES

Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write-downs are recorded in the period in which they are identified. Inventories consist of the following at August 31:

                                                  2001                  2000
                                              ------------------------------
Finished goods                                $ 48,929              $ 39,062
Work-in-process                                  3,865                 4,104
Raw materials and supplies                      19,952                32,005
                                              ------------------------------
                                              $ 72,746              $ 75,171
                                              ==============================


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


                                       Estimated
                                      Useful Life         2001           2000
                                    -------------------------------------------
Land and improvements                                   $  3,770       $  3,730
Buildings and leasehold
  improvements                      10 to 30 years        39,661         37,180
Machinery and equipment              3 to 12 years       103,294        107,152
                                                        -----------------------
Property, plant and equipment                            146,725        148,062
Accumulated depreciation                                 (74,974)       (75,794)
                                                        -----------------------
                                                        $ 71,751       $ 72,268
                                                        =======================



                                       F5

Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above.

Goodwill is amortized over 40 years using the straight-line method. Other intangible assets, which are recorded in other assets and are primarily related to trademarks and patents, are amortized over periods ranging from 2 to 10 years using the straight-line method. Goodwill and other intangible assets are net of accumulated amortization of $20,392 and $17,242 at August 31, 2001 and 2000, respectively. The Company, using estimates based on reasonable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate the carrying amount of its assets might not be recoverable and appropriately records any necessary adjustments. See Note 2 for a discussion of certain fixed asset impairments recorded in fiscal 2001.

OTHER ASSETS

Other assets consist of the following at August 31:

                                                                2001        2000
                                                             -------------------
Note due from an executive officer
 (note 11)                                                   $ 4,000     $ 4,000
Unamortized deferred finance costs,
 amortized over the life of the debt                           3,696       4,273
Cash surrender value of life insurance                         6,226       5,105
Supplemental retirement assets                                 8,362       9,218
Investment in joint ventures                                   2,530       1,739
Other                                                          2,338       3,645
                                                             -------------------
                                                             $27,152     $27,980
                                                             ===================


ACCRUED EXPENSES

Accrued expenses consist of the following at August 31:

                                                                2001        2000
                                                             -------------------
Warranty                                                     $ 6,303     $ 4,890
Marketing programs                                             7,498      11,637
Salaries and benefits                                         11,141       8,642
Insurance and taxes                                            4,085       3,705
Other                                                         11,996       8,435
                                                             -------------------
                                                             $41,023     $37,309
                                                             ===================

INCOME TAXES

Deferred income taxes are provided to reflect the tax effects of temporary differences between assets and liabilities for financial reporting purposes and income tax purposes. Provisions are also made for U.S. income taxes on undistributed earnings of foreign subsidiaries not considered to be indefinitely reinvested (note 7).

SHIPPING AND HANDLING FEES AND COSTS

The Company adopted Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs", in the fourth quarter of fiscal year 2001. Application of this consensus resulted in the reclassifications of prior period financial results to reflect shipping expenses as cost of sales which were previously recorded in net sales. Costs associated with the handling and warehousing of finished goods are charged to selling, general and administrative expense and amount to $3,819, $3,502 and $2,687 in 2001, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred and amount to $9,086, $9,521 and $6,742 in 2001, 2000 and 1999, respectively.




                                       F6

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

RISKS AND UNCERTAINTIES

Approximately 19% of the Company's employees are covered by a collective bargaining agreement which expires in October 2002. Another 5% of the Company's employees are covered by a separate collective bargaining agreement which expires in March 2005.

Through one of its subsidiaries, the Company has operated the Fedders Xinle Co. Ltd. facility in China since 1995. The facility is run as a joint venture that is 60% owned by the Company. Due to the legal, political and economic uncertainties that exist in China, the joint venture is subject to the risk of adverse interpretations and enforcement of national and local laws and regulations, the nationalization of assets by the government and changes in China's economic reform policies. In addition, policy concerns particular to United States-China relations could adversely affect the Fedders Xinle joint venture. We believe a decline in production caused by our inability to continue operating in their facility for any reason, including the reasons described above, could be replaced by production in other facilities, and would not have a material impact on our business, results of operations or operating performance.

EARNINGS PER SHARE

Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period. Diluted (loss) earnings per share are computed by adjusting outstanding shares assuming conversion of all potentially dilutive stock options. In 2001, stock options were not included in the computation of diluted (loss) earnings per share due to their anti-dilutive effect given the net loss for the year. The number of anti-dilutive stock options excluded from the computation of diluted loss per share was 289,274 for 2001. The computation of basic (loss) earnings per share and diluted (loss) earnings per share is as follows:

                                                 2001          2000         1999
                                             -----------------------------------
Net (loss) income                            $(22,453)     $ 20,401     $ 20,724
                                             -----------------------------------
Weighted average shares
 outstanding (amounts in thousands)            31,808        35,325       36,870
Assumed conversion of stock options                --           165          228
                                             -----------------------------------
Dilutive average shares outstanding
 (amounts in thousands)                        31,808        35,490       37,098
                                             -----------------------------------
(Loss) earnings per share:
 Basic                                       $  (0.71)     $   0.58     $   0.56
 Diluted                                        (0.71)         0.57         0.56
                                             ===================================


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. At August 31, 2001 and 2000, the fair value of long-term debt (including current portion), is estimated to be $152,467 and $161,867, respectively, based on current market rates that could be obtained by the Company for similar debt.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

Effective September 1,2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Upon adoption of SFAS 133, the Company determined that no transition adjustment was required to be recorded on September 1, 2000.



                                       F7

The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The Company's use of derivative financial instruments is limited primarily to the use of forward foreign currency exchange contracts to mitigate certain foreign currency exchange rate risks relative to Canadian dollar receivables and Philippine peso payables. Such contracts are not designated as hedges and any changes in fair value are recognized in earnings in the current period. The Company does not have any such contracts outstanding as of August 31, 2001.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those intangible assets that are required to be included in goodwill. SFAS 141 will be effective for all business combinations completed by the Company after June 30, 2001. Under the provisions of SFAS 141, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001, may not be amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, may continue to be amortized until August 31, 2002.

SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles will not be amortized but instead would be reviewed for impairment and written down with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles are more than their fair value. SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of September 1, 2002, the effective date of the statement for the Company. Additionally, SFAS 142 requires the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

The Company is in the process of evaluating the effect that adopting these statements will have on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS 143 at the beginning of its fiscal year 2003. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of this statement are required to be adopted by the Company at the beginning of its fiscal year 2003. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.




                                       F8

RECLASSIFICATION

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

In the fourth quarter of 2001, the Company announced a plan to restructure its existing operations, which included the movement of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Effingham, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs.

The Company determined that as a result of the movement of certain production within its Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") segment, certain machinery and equipment used at its Effingham, Tennessee and Maryland facilities would be idled and disposed of. Given the nature of these fixed assets, the Company intends to scrap these items during fiscal 2002 and has written-off the full carrying amount of these assets of $6,206.

Employee severance costs of $1,873 were recorded due to the elimination of approximately 800 factory workers in the U.S. primarily within the HVACR segment. As of August 31, 2001 the Company has terminated approximately 675 of the workers and has terminated the remainder through the end of October, 2001.

Inventory write-downs of $1,809 were recorded in connection with the restructuring plan to reduce the carrying amount of certain component inventory which will not be relocated as part of the relocation of production to China. In addition, the Company was required to record a lower of cost or market adjustment of $2,222 on certain room air conditioner and dehumidifier products in the fourth quarter of fiscal 2001 due to a recent decline in selling prices. The total charge for inventory write-downs was $4,031 and is recorded within cost of sales. In addition, the Company recorded certain other write-downs for unused purchase credits associated primarily with the discontinuation of certain vendor relationships which resulted in an additional charge to cost of sales of $716.

Facility closing costs of $868 include charges for clean-up and waste removal at the Company's Effingham, Tennessee and Maryland facilities.

The Company recorded the following amounts in the Consolidated Statement of Operations in fiscal 2001 in connection with the restructuring plan.


                                        Cost of        Restructuring and
                                        Sales          Special Charges         Total
                                        ---------------------------------------------
      Work force reductions                  --            $ 1,873            $ 1,873
      Fixed asset impairments                --              6,206              6,206
      Inventory write-downs             $ 4,031                 --              4,031
      Facility closing costs and other      716                868              1,584
                                        ---------------------------------------------
        Total                           $ 4,747            $ 8,947            $13,694
                                        =============================================


Of the $13,694 in total charges recorded, $10,445 represent non-cash charges primarily related to the fixed asset impairments and inventory write-downs. The remaining charges of $3,249 represent future cash payments that will be required to be made in connection with employee severance and facility closing costs. As of August 31, 2001, the Company had an accrued balance of $3,077 in connection with the restructuring. These remaining restructuring-related costs will be expended during Fiscal 2002. The total cash expended in fiscal 2001 was $172, of which $100 was related to severance charges.

The following table displays the activity and balances of the restructuring reserve account from September 1, 2000 to August 31, 2001.


                               September 1,                           August 31,
                                  2000                                  2000
                                 Balance     Additions   Deductions    Balance
                             ---------------------------------------------------
      Workforce reductions          --         $1,873      $ (100)      $1,773
      Facility closing costs        --            787          --          787
      Other costs                   --            589         (72)         517
                             ---------------------------------------------------
      Total                         --         $3,249      $ (172)      $3,077
                             ===================================================


In August 1999, the Company added to the 1998 restructuring of its operations to include a net charge of $3,100. The charge consisted of a machinery and equipment write-down to estimated recoverable value ($44), an amount for production equipment leases ($629), other contractual obligations ($2,218), and personnel-related costs ($209). The restructuring related to transferring production of pumps for compressors from the U.S. to Taiwan and China. All amounts have been paid under this plan by fiscal year end 2000.




                                       F9

3. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the financial position and results of operations.

4. SHORT-TERM BORROWING

At August 31, 2001 and 2000, Fedders Xinle had short-term notes of $7,470 and $3,753, respectively, outstanding under a loan agreement with a People's Republic of China bank. The current notes bear interest ranging from 5.58% and 6.13% and expire no later than December 2001.

At August 31, 2001 and 2000, the Company had no short-term borrowing outstanding under its U.S. revolving credit facility with a commercial finance company. Availability under the U. S. facility of $100,000 at August 31, 2001 and 2000 is based on accounts receivable and inventory and requires maintenance of certain financial covenants.

The maximum amount outstanding under the credit facility was $68,075 and $44,944 during fiscal 2001 and 2000, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $17,533 and 8.21% in fiscal 2001 and $8,652 and 8.51% in fiscal 2000. The credit facility is collateralized by substantially all of the Company's assets and is in effect until February 2003. The rate of interest on the facility is prime rate or LIBOR plus 2.25%.

5. LONG-TERM DEBT

Long-term debt consists of the following at August 31:

                                                              2001          2000
                                                          ----------------------
9 3/8% Senior Subordinated Notes due in 2007:
 $100,000 principal amount less
 unamortized discount of $285 and $333                    $ 99,715      $ 99,667
 $50,000 principal amount less
 unamortized discount of $1,761 and $2,054                  48,239        47,946
Fedders Koppel promissory note                               4,934         7,090
Promissory note payable to the State of Illinois             2,482         2,832
Trion Industrial Revenue Bond                                3,200         3,200
Sun Air Conditioning, Inc. promissory note                   1,597         1,911
Melcor, State of New Jersey Economic Development Bond        1,168         1,301
Eubank Manufacturing Enterprises, Inc. mortgage              1,266            --
Capital lease obligations                                    5,854         2,487
                                                          ----------------------
                                                           168,455       166,434

Less current maturities                                      3,055         2,522
                                                          ----------------------
                                                          $165,400      $163,912
                                                          ======================


Aggregate amounts of long-term debt, excluding capital leases of $5,854, maturing in each of the years ending August 31 are: 2002 - $2,337, 2003 - $2,363, 2004 - $2,390, 2005 - $2,089, 2006 - $930 and thereafter $152,492.



                                      F10

In August 1997, a subsidiary of the Company issued $100,000 principal amount of 9 3/8% Senior Subordinated Notes due 2007. In August 1999, the same subsidiary issued an additional $50,000 principal amount of 9 3/8% senior subordinated notes due 2007. The notes are guaranteed by the Company on a senior subordinated basis. The notes may be redeemed by the subsidiary after August 2002 at a redemption price of 104.688% of principal amount. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary.

The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next seven years, and is collateralized by a mortgage on the Company's Illinois facility.

The Trion Industrial Revenue Bond is due in November 2011, has a variable rate of interest and requires no principal payments until maturity. This bond is collateralized by Trion's Sanford, North Carolina facility, including real property and equipment.

The Fedders Koppel promissory note payable to a Philippines bank is to be paid over the next four years, bears interest at PHIBOR plus 3% and is guaranteed by the Company.

The Sun Air Conditioning, Inc. promissory note due to Flag Bank is to be paid over the next six years and has a variable rate of interest.

The loan from the New Jersey Economic Development Corporation to Melcor Corporation has an interest rate of 6.6%, is to be paid over the next nine years, and is collateralized by Melcor's facility and certain equipment.

The Eubank Manufacturing Enterprises Inc. mortgage is payable to Bank of America Leasing and Capital. The loan has an interest rate of 8.54%, is to be paid over the next five years, and is collateralized by a mortgage on the Eubank's facility.

6. LEASES

OPERATING LEASES

The Company leases certain property and equipment under operating leases that expire over the next eight years. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair rental value for a period of one month to five years. Minimum payments for operating leases having non-cancelable terms are as follows: $1,689, $1,258, $1,087, $985, $458 and $1,193 in 2002, 2003, 2004,
2005, 2006 and thereafter, respectively. Minimum lease payments total $6,670. Total rent expense for all operating leases amounted to $1,958, $1,647 and $1,513 in 2001, 2000 and 1999, respectively.

CAPITAL LEASES

Aggregate future minimum rental payments under capital leases for the years ending August 31 are as follows: $718, $770, $560, $559, $600 and $2,647 in
2002, 2003, 2004, 2005, 2006 and thereafter, respectively. The present value of all future minimum lease payments is $5,854. In 2000, a capital lease was bought out by the Company at maturity for $1,018.



                                      F11

7. INCOME TAXES

The (benefit) provision for income taxes consists of the following components:


                                             2001           2000          1999
                                           -------------------------------------
Current: Federal                           $ (5,472)      $  1,076      $  3,816
         State                                  (53)            69           281
         Foreign                                531            275           315
                                           -------------------------------------
                                             (4,994)         1,420         4,412
                                           -------------------------------------
Charge in lieu of income taxes                  134            109            47
                                           -------------------------------------
Deferred: Federal                            (5,783)         8,436         5,741
          State                                (167)           108            62
                                           -------------------------------------
                                             (5,950)         8,544         5,803
                                           -------------------------------------
                                           $(10,810)      $ 10,073      $ 10,262
                                           =====================================

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

Deferred tax assets result from temporary differences between assets and liabilities for financial reporting and income tax purposes, and include the components related to acquired companies. The components are as follows at August 31:

                                                             2001          2000
                                                         ----------------------
Warranty                                                 $  1,727      $  2,386
Depreciation                                               (3,649)       (3,533)
Employee benefit programs                                   8,391         5,544
Inventory                                                   4,868         2,623
Net operating loss and tax credit carry-forwards            1,130         2,085
Restructuring                                               2,002            42
Other                                                       1,451         1,179
                                                         ----------------------
                                                           15,920        10,326
Valuation allowance                                          (677)       (1,033)
                                                         ----------------------
                                                         $ 15,243      $  9,293
                                                         ======================


The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items:

                                               2001          2000          1999
                                           ------------------------------------
Expected tax at statutory rate             $(11,642)     $ 10,666      $ 10,845
Tax difference on foreign earnings               75           319            --
Valuation allowance reflected
 in current income                             (356)       (1,054)           --
State taxes, less federal
 income tax benefit                            (143)          115           151
Prior year provisions no longer
 required                                        --          (435)       (1,029)
Other                                         1,256           462           295
                                           ------------------------------------
                                           $(10,810)     $ 10,073      $ 10,262
                                           ====================================

At August 31, 2001, the Company has foreign net operating loss carry-forwards of approximately $1,000. The valuation allowance reflects the uncertainty associated with the realization of deferred tax assets. The decrease in the valuation reserve was due primarily to the utilization of federal net operating loss and credit carryforwards associated with the 1996 acquisition of NYCOR, Inc.

8. INDUSTRY SEGMENT

The Company has two reportable segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. The Company's reportable segments were determined based upon several factors including the nature of the products provided and markets served. Each reportable segment is managed separately and includes various operating segments which have been aggregated due to similar economic characteristics. The 2000 and 1999 segment presentation have been restated to conform to the current year two segment presentation.


                                      F12

The HVACR segment consists of seven operating segments and designs, manufactures and distributes window, split, multi-split, through-the-wall, portable and vertical packaged unit air conditioners and dehumidifiers. HVACR products are distributed through a variety of sales channels including national retailers, regional retailers, wholesale distributors, catalog supply houses, private label/OEM, government direct and the Internet.

The Engineered Products segment consists of four operating segments and designs, manufactures and distributes media filters, electronic filters, humidifiers, dust collectors, fan filter units, and solid-state thermoelectric heat pump modules. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

SUMMARY OF BUSINESS BY SEGMENT:
(AMOUNTS IN THOUSANDS)

                                                   2001           2000           1999
                                                   ----           ----           ----
Net sales
HVACR                                           $ 359,964      $ 369,014      $ 348,308
Engineered Products                                45,733         47,167         13,740
---------------------------------------------------------------------------------------
  Consolidated net sales                        $ 405,697      $ 416,181      $ 362,048
=======================================================================================

Earnings before interest and taxes
HVACR                                           $   7,387      $  45,958      $  45,176
Engineered Products                                    15          2,747          1,377
---------------------------------------------------------------------------------------
Segment earnings before interest and  taxes         7,402         48,705         46,553
Asset impairment, employee severance and
  other restructuring charges                       8,947             --          3,100
Non-allocated expenses                             13,873          2,647          2,783
Interest expense                                   17,845         15,584          9,684
(Benefit) provision for income tax expense        (10,810)        10,073         10,262
---------------------------------------------------------------------------------------
  Consolidated (loss) income                    $ (22,453)     $  20,401      $  20,724
=======================================================================================

Adjusted EBITDA (1) (2)
HVACR                                           $  25,986      $  54,572      $  52,895
Engineered Products                                 3,111          5,866          1,452
Non-allocated                                      (4,351)        (1,652)           266
---------------------------------------------------------------------------------------
  Consolidated Adjusted EBITDA                  $  24,746      $  58,786      $  54,613
=======================================================================================

(1) In fiscal 2001 Adjusted EBITDA results exclude $8,947 of asset impairment, employee severance and other restructuring charges, $4,031 of one-time inventory charges, $7,583 of deferred compensation charge relating to the retirement of an officer of the Company, and additional $2,283 of other non-recurring inventory write-offs, $1,364 of operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at these facilities would cease, $726 non-cash charge for the re-pricing of a majority of unexercised stock options and $716 of other one-time charges. In fiscal 1999, the amount shown excludes a charge for the restructuring ($3,100).

(2) Adjusted EBITDA represents income before income taxes plus net interest expense, depreciation and amortization (excluding amortization of debt discounts and deferred financing costs), certain one-time charges and a certain non-cash charge. Adjusted EBITDA is presented because we believe it is an indicator of our ability to incur and service debt and is used by our lenders in determining compliance with financial covenants. However, adjusted EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles. Our definition of Adjusted EBITDA may differ from definitions of Adjusted EBITDA used by other companies.


Depreciation and amortization
HVACR                                            $ 10,532     $  8,450     $  9,251
Engineered Products                                 3,686        3,684          400
Corporate                                           1,213          942          628
-----------------------------------------------------------------------------------
  Consolidated depreciation and amortization     $ 15,431     $ 13,076     $ 10,279
-----------------------------------------------------------------------------------




                                      F13

Property, plant and equipment additions
HVACR                                            $  8,979     $  5,268     $  8,897
Engineered Products                                 1,662        3,842          394
Corporate                                             132          748           87
-----------------------------------------------------------------------------------
  Consolidated property, plant and equipment
  additions                                      $ 10,773     $  9,858     $  9,378
-----------------------------------------------------------------------------------

Total assets
HVACR                                            $224,914     $222,393     $181,078
Engineered Products                                57,712       56,960       69,766
Non allocated assets                               79,706      108,822      131,498
-----------------------------------------------------------------------------------
 Consolidated assets                             $362,332     $388,175     $382,342
-----------------------------------------------------------------------------------


Summary of Net Sales by Geographic Area (1)

                              U.S.                OTHER             CONSOLIDATED
                              ----                -----             ------------
2001                        $336,530             $ 69,167             $405,697
2000                         361,518               54,663              416,181
1999                         323,635               38,413              362,048

(1) Other includes the Company's net sales principally to Asia, Europe, Canada and Mexico


Summary of Long-Lived Assets by Geographic Area (2)

                              U.S.                OTHER             CONSOLIDATED
                              ----                -----             ------------
2001                        $142,434             $ 26,564             $168,998
2000                         142,490               19,572              162,062
1999                         141,885                7,193              149,078

(2)  Other includes long-lived assets located principally in Asia

In 2001, one customer accounted for 26% of net sales and a second customer 23% of net sales. In 2000, one customer accounted for 25% of net sales and a second customer 24% of net sales. In 1999, two customers each accounted for 29% of net sales.

It is not practical for the Company to report revenues for each product or group of similar products. A majority of the internal reports provide detailed information by legal entity, but there is no one uniform customer or product information management system.

9. CAPITAL STOCK

On October 11, 2000 the Company announced an increase in the stock repurchase plan (the "$40 million plan") from $30,000 to $40,000 for the Company's Common and Class A Stock, authorized in August 1998.

Common Stock (80,000,000 shares authorized): During fiscal 2001, 1,932,800 shares were repurchased for $8,985 under the $40 Million Plan. During fiscal 2000, 567,900 shares were repurchased for $3,580 under the $40 Million Plan. During fiscal 1999, 837,000 shares were repurchased and retired for $4,669 under the $40 Million Plan. Shares of Common Stock are reserved for the conversion of Class A and Class B Stock as indicated herein.




                                      F14

Class A Stock (60,000,000 shares authorized): During fiscal 2001, 1,065,600 shares were repurchased for $4,252 under the $40 Million Plan. An additional 224,259 shares were received by employees in connection with the exercise of stock options. During fiscal 2000, 2,200,100 shares were repurchased for $9,904 under the $40 Million Plan. An additional 154,071 shares were received from employees in connection with the exercise of stock options. During fiscal 1999, 1,763,600 shares were repurchased for $8,546 under the $40 Million Plan. Shares of Class A Stock reserved under the Company's stock option plans amounted to 3,747,157 and 5,573,000 at August 31, 2001 and 2000, respectively. Class A Stock has rights, including dividend rights, substantially identical to the Common Stock, except that the Class A Stock will not be entitled to vote except to the extent provided under Delaware law. Class A Stock is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of the Class B Stock and accordingly, 24,044,773 and 25,397,663 shares of Common Stock are reserved for such conversion at August 31, 2001 and 2000, respectively. In 1998, the Company granted 300,000 shares of restricted stock to an executive officer, the value of which was $1,763 (note 11).

Class B Stock (7,500,000 shares authorized): Class B Stock is immediately convertible into Common Stock on a share-for-share basis and accordingly, at August 31, 2001 and 2000, 2,266,406 shares of Common Stock are reserved for such conversion. Class B Stock has greater voting power, in certain circumstances (ten-to-one in the election of directors), but receives a lower dividend, if declared, equal to 90% of the dividend on Common Stock, and has limited transferability. Class B Stock also votes separately, as a class, on certain significant issues.

The following table summarizes the number of shares outstanding by class of stock:

                                    -------------------------------------------
                                    Common Stock   Class A Stock  Class B Stock
                                    -------------------------------------------
     Balances at August 31, 1998      16,972,459      19,380,741      2,266,706

     Purchase of treasury stock         (837,000)     (1,763,600)            --
     Stock options exercised                  --          18,600             --
                                    -------------------------------------------
     Balances at August 31, 1999      16,135,459      17,635,741      2,266,706

     Purchase of treasury stock         (567,900)     (2,200,100)            --
     Stock options exercised                  --         385,322             --
     Other                                    --        (114,071)          (300)
                                    -------------------------------------------
     Balances at August 31, 2000      15,567,559      15,706,892      2,266,406

     Purchase of treasury stock       (1,932,800)     (1,065,600)            --
     Stock options exercised                  --         425,055             --
     Other                                    --        (176,361)            --
                                    -------------------------------------------
     Balances at August 31, 2001      13,634,759      14,889,986      2,266,406
                                    ===========================================


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

In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options, reducing the exercise price to $3.625 per share which was the fair market value of the Class A stock on the date of repricing. The Company recorded a non-cash charge of $726 due to the repricing in fiscal 2001.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options issued to employees. The Company's net (loss) income and
(loss) earnings per share would have been reduced to the pro forma amounts indicated below had compensation cost for the Company's stock option plans been determined consistent with SFAS 123.

                                      F15

                                      2001               2000              1999
                                -----------------------------------------------
Net (loss) income:
   As reported                  $  (22,453)        $   20,401        $   20,724
   Pro forma                       (22,949)            19,257            20,676
Basic (loss) earnings
 per share:
   As reported                  $    (0.71)        $     0.58        $     0.56
   Pro forma                         (0.72)              0.55              0.56
Diluted (loss) earnings
 per share:
   As reported                  $    (0.71)        $     0.57        $     0.56
   Pro forma                         (0.72)              0.54              0.56
                                ===============================================

The stock option plan summary and changes during each year are presented below:

                                        2001              2000             1999
                                     ------------------------------------------
Options outstanding at
  beginning of year                    2,483             1,644            1,675
Granted                                   79             1,295               54
Canceled                                (507)              (71)              --
Exercised                               (425)             (385)             (85)
                                     ------------------------------------------
Options outstanding at
  end of year                          1,630             2,483            1,644
Options exercisable at
  end of year                            551             1,411            1,588
                                     ==========================================
Exercise price per share              $ 2.84             $2.84            $2.67
                                     to 4.63           to 5.94          to 5.75
                                     ==========================================

Options exercisable at August 31, 2001 have an average exercise price of $3.62. The fair value of the stock options granted during 2001, 2000 and 1999 was $1.46, $1.31 and $1.33, respectively.

The fair value of each option granted is estimated on the date of grant using the Binomial option pricing model in 2001 and 2000 and the Black-Scholes option pricing model in 1999 with the following weighted-average assumptions:

                                           2001            2000            1999
                                           ------------------------------------
Expected dividend yield                    2.84%           2.43%           2.25%
Risk-free rate                              5.7%            6.1%            6.1%
Expected life in years                        4               4               4
Volatility                                   45%             30%             32%



The following table summarizes information on stock options outstanding at August 31, 2001:

--------------------------------------------------------------------------------
                          Options Outstanding             Options Exercisable
--------------------------------------------------------------------------------
  Exercise       Number       Contractual    Exercise     Number       Exercise
   Prices      Outstanding      Life (1)     Price (1)  Exercisable    Price (1)
--------------------------------------------------------------------------------
$2.84 - 3.63      1,561          2.25         3.62          551          3.62
$4.06 - 4.63         69          4.50         4.38           --            --
--------------------------------------------------------------------------------
                  1,630          2.34         3.66          551          3.62
================================================================================

  (1) weighted average


11. PENSION PLANS AND OTHER COMPENSATION ARRANGEMENTS

The Company maintains a 401(k) defined contribution plan covering all U.S. employees, except union employees at one subsidiary. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $1,496, $1,287,and $1,096, in 2001, 2000 and 1999,
respectively.

Due to the retirement of an officer in fiscal 2001, the Company recorded additional deferred compensation of $7,583 to selling, general and administrative expense as a result of changes in the underlying estimate. This change in estimate was due primarily to the timing of the executive's decision to retire since the compensation formula includes factors based upon prior year's base salary and bonus. Therefore, the effects of this change in estimate are not attributable to future periods. This officer is required to be paid a monthly retirement benefit for the next 10 years based upon his prior year's compensation.


                                      F16

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

The Company provides a portion of health care and life insurance benefits for certain retired employees who elect to participate in the Company's plan. SFAS 106 requires accrual accounting for all post-retirement benefits other than pensions. At August 31, 2001 and 2000, post-retirement benefits, although immaterial, were fully accrued with no significant change between these dates.

12. ACQUISITIONS

In November 2000, a subsidiary of the Company acquired Eubank Manufacturing Enterprises, Inc. a manufacturer of cooling systems used to control the environment in cellular tower transmission equipment rooms and residential and commercial applications. Eubank sales for the twelve-month period ended October 31, 2000 were approximately $21.0 million. In March 2001, the Company acquired Polenz GmbH, a premier air treatment products distributor in Germany. Polenz's sales for calendar year 2000 were approximately $25.6 million. Total cash paid for the two acquisitions was $19.7 million, net of cash acquired.

Both acquisitions were accounted for using the purchase method with the purchase price allocated to net assets acquired based on their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the net assets acquired ($11,600) was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The Company's consolidated financial statements include the operating results of the acquired businesses from the date of acquisition. On a pro forma basis, as if the businesses had been acquired at the beginning of fiscal 2001, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for fiscal 2001.

In fiscal 2000, a subsidiary of the Company acquired the capital stock of ABB Koppel, Inc. (now called Fedders Koppel, Inc.), a manufacturer of packaged air conditioners in the Philippines. In March, 2001 another subsidiary of the Company acquired the net assets of Sun Manufacturing, Inc. Total consideration for the two acquisitions was $12.6 million in cash and notes plus the assumption of $2.2 million of debt. Sun is a manufacturer of air conditioners that cool telecommunications equipment in cellular towers. Both acquisitions were accounted for using the purchase method with the purchase price allocated to net assets acquired based on their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the net assets acquired ($9,586) was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The Company's consolidated financial statements include the operating results of the acquired businesses from the date of acquisition.

In August 1999, a subsidiary of the Company acquired substantially all outstanding shares of common stock of Trion, Inc., a manufacturer of indoor air quality products by way of a cash tender offer totaling $39.4 million. The acquisition was accounted for using the purchase method, with the purchase price allocated to net assets acquired based on their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the net assets acquired was allocated to goodwill ($19,768), which is being amortized on a straight-line basis over 40 years. The Company's consolidated financial statements include the operating results of Trion, Inc. since August 1999.

13. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Fedders North America, Inc. ("FNA") is a wholly owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the senior subordinated notes due 2007, of which $100,000 were issued in August 1997, and $50,000 were issued in August, 1999 (note 5). The Company's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA, the Company and its subsidiaries other than FNA, and should be read in connection with the consolidated financial statements of the Company.


                                      F17

The amounts shown for FNA (presented under the caption "Fedders North America") in the following historical condensed consolidating financial statements include the accounts of Trion, Inc., which was acquired by FNA by way of a cash tender offer totaling $39.4. (note 12). The amounts presented under the caption "Other Fedders" include all non-guarantor subsidiaries.

Certain prior year amounts have been reclassified to conform to the current year presentation.




                                      F18

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                  Fiscal Year Ended August 31, 2001
                      ----------------------------------------------------------
                       Fedders
                        North     Other               Eliminating    Fedders
                       America   Fedders   Corporate    Entries    Corporation
                      ----------------------------------------------------------
Net sales             $312,408   $97,085         --    $(3,796)      $405,697
Cost of sales          267,294    73,499         --     (3,796)       336,997
Selling, general
 and administrative
 expense (a)            38,775    24,524   $ 11,499         --         74,798
Asset impairment,
 employee severance
 and other
 restructuring
 charges                 8,947        --         --         --          8,947
                      ----------------------------------------------------------
Operating (loss)        (2,608)     (938)   (11,499)        --        (15,045)
Partners' net
 interest in
 joint venture
 results                    --      (160)        --         --           (160)
Equity (loss)
 income in
 investment                 --        --    (16,192)    16,192             --
Net interest
 (expense)
 income (b)            (17,163)   (2,905)     2,223         --        (17,845)
Other expense             (213)       --         --         --           (213)
                      ----------------------------------------------------------
(Loss) before
 income taxes          (19,984)   (4,003)   (25,468)    16,192        (33,263)
(Benefit) for
 income taxes           (6,495)   (1,300)    (3,015)        --        (10,810)
                      ----------------------------------------------------------
Net (loss)             (13,489)   (2,703)   (22,453)    16,192        (22,453)
Foreign currency
 translation, net
 of tax                     12    (1,049)        --         --         (1,037)
                      ----------------------------------------------------------
Comprehensive
 (loss)               $(13,477)  $(3,752)  $(22,453)   $16,192       $(23,490)
                      ==========================================================




                                      F19

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                  Fiscal Year Ended August 31, 2000
                      ----------------------------------------------------------
                       Fedders
                        North     Other               Eliminating    Fedders
                       America   Fedders   Corporate    Entries    Corporation
                      ----------------------------------------------------------
Net sales             $360,869   $60,197        --     $ (4,885)     $416,181
Cost of sales          275,456    40,782        --       (4,885)      311,353
Selling, general
 and administrative
 expense (a)            40,313    14,934   $ 2,727           --        57,974
                      ----------------------------------------------------------
Operating income
 (loss)                 45,100     4,481    (2,727)          --        46,854
Partners' net
 interest in
 joint venture
 results                    --      (796)       --           --          (796)
Equity income
 in investment              --        --     20,801     (20,801)           --
Net interest
 (expense)
 income (b)            (16,513)   (1,142)     2,071          --       (15,584)
                      ----------------------------------------------------------
Income before
 income taxes           28,587     2,543     20,145     (20,801)       30,474
Provision (benefit)
 for income taxes        9,170     1,159       (256)         --        10,073
                      ----------------------------------------------------------
Net income              19,417     1,384     20,401     (20,801)       20,401
Foreign currency
 translation, net
 of tax                     62      (624)        --          --          (562)
                      ----------------------------------------------------------
Comprehensive
 income               $ 19,479   $   760    $20,401    $(20,801)     $ 19,839
                      ==========================================================



                                      F20

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                  Fiscal Year Ended August 31, 1999
                       ---------------------------------------------------------
                        Fedders
                         North     Other               Eliminating     Fedders
                        America   Fedders   Corporate    Entries     Corporation
                       ---------------------------------------------------------
Net sales              $332,557   $29,491         --           --      $362,048
Cost of sales           252,922    24,535         --           --       277,457
Selling, general
 and administrative
 expense (a)             31,282     7,168    $ 2,783           --        41,233
Restructuring charge      3,100        --         --           --         3,100
                       ---------------------------------------------------------
Operating income
 (loss)                  45,253    (2,212)    (2,783)          --        40,258
Partners' net
 interest in
 joint venture
 results                     --       412         --           --           412
Equity income
 in investment               --        --     22,140     $(22,140)           --
Net interest
 (expense)
 income (b)             (10,121)     (320)       757           --        (9,684)
                       ---------------------------------------------------------
Income (loss)
 before income
 taxes                   35,132    (2,120)    20,114      (22,140)       30,986
Provision (benefit)
 for income taxes        11,512      (640)      (610)          --        10,262
                       ---------------------------------------------------------
Net income (loss)        23,620    (1,480)    20,724      (22,140)       20,724
Foreign currency
 translation, net
 of tax                      42        55         --           --            97
                       ---------------------------------------------------------
Comprehensive
 income (loss)         $ 23,662   $(1,425)   $20,724     $(22,140)     $ 20,821
                       =========================================================



                                      F21

FEDDERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        CONDENSED CONSOLIDATING BALANCE SHEETS

                                          As of August 31, 2001
                         -------------------------------------------------------
                          Fedders
                           North    Other                Eliminating    Fedders
                          America  Fedders   Corporate    Entries    Corporation
                         -------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash
  equivalents            $ 44,331  $  4,211   $  2,650         --      $ 51,192
 Net accounts
  receivable                8,095    16,608          -         --        24,703
 Inventories               50,537    22,209          -         --        72,746
 Other current
  assets                    1,721     5,326      8,519         --        15,566
                         -------------------------------------------------------
Total current assets      104,684    48,354     11,169         --       164,207
Investments in
 subsidiaries                  --        --     17,382   $(17,382)           --
Net property, plant
 and equipment             50,805    19,841      1,105         --        71,751
Goodwill                   66,092    26,706         --         --        92,798
Other long-term
 assets                     4,753     2,740     33,106     (7,023)       33,576
                         -------------------------------------------------------
Total assets             $226,334  $ 97,641   $ 62,762   $(24,405)     $362,332
                         =======================================================
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes               --  $  7,470         --         --      $  7,470
Current portion of
 long-term debt          $    586     2,369   $    100         --         3,055
Accounts and income
 taxes  payable            24,423    17,994      4,599         --        47,016
Accrued expenses           21,438    11,727      7,858         --        41,023
                         -------------------------------------------------------
Total current
 liabilities               46,447    39,560     12,557         --        98,564
Long-term debt            153,896    11,379        125         --       165,400
Other long-term
 liabilities                1,924    10,264     20,189   $ (7,023)       25,354
Net due to (from)
 affiliates                    --    43,123    (43,123)        --            --
Stockholders' equity:
 Common, Class A, and
  Class B Stock                 5        --     38,700         (5)       38,700
 Additional paid-in
  capital                  21,292    24,642     31,146    (45,934)       31,146
 Retained earnings
  (deficit) (f)             2,981   (29,373)    43,313     26,392        43,313
 Deferred compensation
  and Treasury Stock           --        --    (37,980)        --       (37,980)
 Accumulated other
  comprehensive (loss)       (211)   (1,954)    (2,165)     2,165        (2,165)
                         -------------------------------------------------------
Total stockholders'
 equity                    24,067    (6,685)    73,014    (17,382)       73,014
                         -------------------------------------------------------
Total liabilities and
 stockholders' equity    $ 226,334  $ 97,641   $ 62,762   $(24,405)     $362,332
                         =======================================================



                                      F22

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        CONDENSED CONSOLIDATING BALANCE SHEETS

                                           As of August 31, 2000
                         -------------------------------------------------------
                          Fedders
                           North    Other                Eliminating    Fedders
                          America  Fedders   Corporate    Entries    Corporation
                         -------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash
  equivalents            $ 59,716  $  6,319   $ 21,158          --      $ 87,193
 Net accounts
  receivable               15,352    10,042      2,720    $ (2,720)       25,394
 Inventories               56,027    19,144         --          --        75,171
 Other current
  assets                    2,623     3,386      4,370          --        10,379
                         -------------------------------------------------------
Total current assets      133,718    38,891     28,248      (2,720)      198,137

Investments in
 subsidiaries                  --               33,733     (33,733)           --
Net property, plant
 and equipment             56,686    14,092      1,490          --        72,268
Goodwill                   68,267    17,041         --          --        85,308
Other long-term
 assets                     5,635     1,926     24,901          --        32,462
                         -------------------------------------------------------
Total assets             $264,306  $ 71,950   $ 88,372    $(36,453)     $388,175
                         =======================================================
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes              --  $  3,753         --          --      $  3,753
 Current portion of
  long-term debt         $    527     1,995         --          --         2,522
 Accounts and income
  taxes payable            44,762     5,352         --    $ (2,720)       47,394
 Accrued expenses          25,284     6,305   $  5,720          --        37,309
                         -------------------------------------------------------
Total current
 liabilities               70,573    17,405      5,720      (2,720)       90,978
Long-term debt            153,676    10,236         --          --       163,912
Other long-term
 liabilities                2,513     3,768     14,744          --        21,025
Net due to (from)
 affiliates                    --    44,352    (44,352)         --            --
Stockholders' equity:
 Common, Class A, and
  Class B Stock                 5        --     38,227          (5)       38,227
 Additional paid-in
  capital                  21,292    23,764     29,591     (45,056)       29,591
 Retained earnings
  (deficit) (f)            16,470   (26,670)    69,575      10,200        69,575
 Deferred compensation
  and Treasury Stock           --        --    (24,005)         --       (24,005)
 Accumulated other
  Comprehensive (loss)
   income                    (223)     (905)    (1,128)      1,128        (1,128)
                         -------------------------------------------------------

Total stockholders'
 equity                    37,544    (3,811)   112,260     (33,733)      112,260
                         -------------------------------------------------------
Total liabilities and
 stockholders' equity    $264,306  $ 71,950   $ 88,372    $(36,453)     $388,175
                         =======================================================


                                      F23

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                     Fiscal Year Ended August 31, 2001
                         -------------------------------------------------------
                          Fedders
                           North      Other              Eliminating    Fedders
                          America    Fedders  Corporate   Entries    Corporation
                         -------------------------------------------------------
Net cash (used in)
 provided by operating
 activities              $ (7,319)  $ 16,065  $ (2,827)   $--         $  5,919
                         -------------------------------------------------------
Net additions to
 property, plant and
 equipment                 (7,487)    (3,014)     (132)    --          (10,633)
Acquisition of
 businesses                    --    (19,694)       --                 (19,694)
                         -------------------------------------------------------
Net cash used in
 investing activities      (7,487)   (22,708)     (132)    --          (30,327)
                         -------------------------------------------------------
Proceeds from
 short-term notes              --      3,717        --     --            3,717
Net (repayments of)
 proceeds from
 long-term debt              (579)      2,047      225     --            1,693
Cash dividends                 --         --    (3,914)    --           (3,914)
Proceeds from
 stock options
 exercised                     --         --       526     --              526
Repurchase of
 capital stock                 --         --   (13,237)    --          (13,237)
Other                          --         --      (378)    --             (378)
Change in net due
 to (from) affiliate           --     (1,229)    1,229     --               --
                         -------------------------------------------------------
Net cash (used in)
 provided by financing
 activities                  (579)      4,535  (15,549)    --          (11,593)
                         -------------------------------------------------------
Net decrease in cash
 and cash equivalents     (15,385)    (2,108)  (18,508)    --          (36,001)
Cash and cash
 equivalents at
 beginning of year         59,716      6,319    21,158     --           87,193
                         -------------------------------------------------------
Cash and cash
 equivalents at
 end of year             $ 44,331   $  4,211  $  2,650    $--         $ 51,192
                         =======================================================



                                      F24

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                   Fiscal Year Ended August 31, 2000
                        --------------------------------------------------------
                         Fedders
                          North     Other                Eliminating    Fedders
                         America   Fedders   Corporate    Entries    Corporation
                        --------------------------------------------------------
Net cash (used in)
 provided by operating
 activities             $   (699)  $  3,475   $  1,843         --      $  4,619
                        --------------------------------------------------------
Net additions to
 property, plant and
 equipment                (3,870)    (3,140)      (611)        --        (7,621)
Acquisition of
 businesses                   --     (7,416)        --         --        (7,416)
Dividend received
 from affiliate               --         --      9,708    $(9,708)           --
                        --------------------------------------------------------
Net cash (used in)
 provided by
 investing activities     (3,870)   (10,556)     9,097     (9,708)     (15,037)
                        --------------------------------------------------------
Net repayments of
 short and long-term
 borrowings               (2,099)    (1,169)        --         --        (3,268)
Cash dividends            (9,708)        --     (4,205)     9,708        (4,205)
Proceeds from stock
 options exercised            --         --      1,059         --         1,059
Repurchase of
 capital stock                --         --    (13,484)        --       (13,484)
Change in net due to
 (from) affiliate             --      8,104     (8,104)        --            --
Net cash (used in)
 provided by            --------------------------------------------------------
 financing activities    (11,807)     6,935    (24,734)   $ 9,708       (19,898)
                        --------------------------------------------------------
Net (decrease)increase
 in cash and cash
 equivalents             (16,376)      (146)   (13,794)        --       (30,316)
Cash and cash
 equivalents at
 beginning of year        76,092      6,465     34,952         --       117,509
                        --------------------------------------------------------
Cash and cash
 equivalents at
 end of year            $ 59,716   $  6,319   $ 21,158         --      $ 87,193
                        ========================================================



                                      F25

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                    Fiscal Year Ended August 31, 1999
                          ------------------------------------------------------
                           Fedders
                            North    Other               Eliminating    Fedders
                           America  Fedders  Corporate    Entries    Corporation
                          ------------------------------------------------------
Net cash provided by
 (used in) operating
 activities               $ 56,243  $ 1,266  $ (5,520)         --      $ 51,989
                          ------------------------------------------------------
Net additions to
 property, plant and
 equipment                  (5,713)  (3,574)      (91)         --        (9,378)
Purchase of Trion, Inc.    (39,400)      --        --          --       (39,400)
Dividend received
 from affiliate                 --       --    25,714    $(25,714)           --
                          ------------------------------------------------------
Net cash (used in)
 provided by investing
 activities                (45,113)  (3,574)   25,623     (25,714)      (48,778)
                          ------------------------------------------------------

Net repayments of
 short and long-term
 borrowings                 (6,300)  (2,685)       --          --        (8,985)
Net proceeds from
 senior subordinated
 notes                      47,652       --        --          --        47,652
Net proceeds from
 Xinle financing                --    1,447        --          --         1,447
Cash dividends             (25,714)      --    (3,841)     25,714        (3,841)
Proceeds from
 stock options
 exercised                      --       --       254          --           254
Repurchase of
 capital stock                  --       --   (13,215)         --       (13,215)
Change in net due
 to (from) affiliate        43,310    6,398   (49,708)         --            --
                          ------------------------------------------------------
Net cash used in
 financing activities       58,948    5,160   (66,510)   $ 25,714        23,312
                          ------------------------------------------------------
Net increase (decrease)
 in cash and cash
 equivalents                70,078    2,852   (46,407)         --        26,523
Cash and cash
 equivalents at
 beginning of year           6,014    3,613    81,359          --        90,986
                          ------------------------------------------------------

Cash and cash
 equivalents at
 end of year               $ 76,092  $ 6,465  $ 34,952          --      $117,509
                          ======================================================



                                      F26

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Intercompany transactions

The historical condensed consolidating financial statements presented above include the following transactions between FNA and the Company;

a) The Company charges corporate overhead to FNA essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to $12,409, $13,468 and $14,090 for the years ended August 31, 2001, 2000 and 1999, respectively.

b) FNA's interest expense reflects actual interest charges on the 9 3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note, capital lease obligations, and a revolving line of credit.

c) FNA's depreciation and amortization for the years ended August 31, 2001, 2000 and 1999 amounted to $11,003, $7,410 and $6,990, respectively. Capital expenditures for the years ended August 31, 2001, 2000 and 1999 amounted to $7,487, $9,361, and $5,713, respectively.

d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

e) The Company's stock option plans include FNA's employees.

f) On August 31, 2000 and 1999, FNA declared a dividend of $9,708 and $25,714, respectively, to the Company. In Fiscal 2001, FNA did not declare a dividend.





                                      F27

                         REPORTS OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF FEDDERS CORPORATION:

We have audited the accompanying consolidated balance sheets of Fedders Corporation and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fedders Corporation and subsidiaries as of August 31, 2001 and 2000 and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
-------------------------
Parsippany, New Jersey
October 12, 2001



                                      F28

To The Shareholders and Board of Directors of Fedders Corporation:

We have audited the consolidated statements of operations and comprehensive income, cash flows and stockholders' equity for Fedders Corporation for the year ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements for Fedders Corporation referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended August 31, 1999, in conformity with generally accepted accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP
----------------------
Woodbridge, New Jersey
October 12, 1999



                                      F29

FEDDERS CORPORATION QUARTERLY FINANCIAL DATA (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)

2001                                          First            Second          Third           Fourth       Fiscal Year
------------------------------------------------------------------------------------------------------------------------
Net sales                                    $  40,979       $  84,654       $ 189,357       $    90,707    $    405,697
Gross profit                                     8,616          20,377          31,951             7,756          68,700
(Loss) income before
 income taxes                                  (11,122)           (312)         10,158           (31,987)        (33,263)
Net (loss) income                            $  (7,512)      $    (220)      $   6,870       $   (21,591)   $    (22,453)
Basic (loss) earnings per share(a)           $   (0.23)      $   (0.01)      $    0.22       $     (0.70)   $      (0.71)
Diluted (loss) earnings
 per share                                   $   (0.23)      $   (0.01)      $    0.22       $     (0.70)   $      (0.71)
Market price per share:

Common Stock (FJC)
 High                                             5.19            5.51            5.60              5.24            5.60
 Low                                              3.38            4.50            4.06              4.45            3.38
Class A Stock (FJA)
 High                                             4.88            4.63            5.02              4.80            5.02
 Low                                              3.25            4.13            4.07              3.90            3.25
========================================================================================================================

2000                                          First            Second          Third           Fourth       Fiscal Year
------------------------------------------------------------------------------------------------------------------------
Net sales                                    $  45,343       $  71,509       $ 196,988       $   102,341    $    416,181
Gross profit                                    13,226          22,120          44,217            25,265         104,828
Income (loss) before                            (3,116)          1,859          25,088             6,643          30,474
 income taxes
Net income (loss)                            $  (2,133)      $   1,284       $  16,935       $     4,315    $     20,401
Basic earnings (loss) per share(a)           $   (0.06)      $    0.04       $    0.47       $      0.12    $       0.58
Diluted earnings (loss)
 per share                                   $   (0.06)      $    0.04       $    0.47       $      0.12    $       0.57
Market price per share:
Common Stock (FJC)
 High                                             6.56            6.00            6.25              6.19            6.56
 Low                                              5.25            5.06            5.25              4.75            4.75
Class A Stock (FJA)
 High                                             5.75            5.25            5.88              5.94            5.94
 Low                                              4.63            4.63            4.88              4.50            4.50
========================================================================================================================


(a) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average shares outstanding.



                                      F30

FEDDERS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II

For The Years Ended August 31, 2001, 2000 and 1999
(Amounts in Thousands)

                                             Balance         Additions                                      Balance
                                             at              charged                                        at end
Allowance for Doubtful                       beginning       to                                             of
Accounts:                                    of period       expense         Deductions      Other          period
------------------------------------------------------------------------------------------------------------------------
Year ended:

August 31, 2001                              $   2,138       $   1,413       $  (1,130)      $        73    $      2,494
August 31, 2000                              $   1,373       $     922       $    (290)      $       133    $      2,138
August 31, 1999                              $   2,032       $      14       $    (592)      $       (81)   $      1,373







                                      F31

                         REPORTS OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Fedders Corporation:

We have audited the financial statements of Fedders Corporation and subsidiaries, as of August 31, 2001 and 2000, and for each of the two years in the period ended August 31, 2001, and have issued our report thereon dated October 12, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Fedders Corporation and subsidiaries for each of the two years in the period ended August 31, 2001, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information as set forth therein.

/s/ Deloitte & Touche LLP
-------------------------
Parsippany, New Jersey
October 12, 2001



                                      F32

                     THE BOARD OF DIRECTORS AND STOCKHOLDERS
                               FEDDERS CORPORATION

The audit referred to in our report dated October 12, 1999 relating to the consolidated financial statements of Fedders Corporation, which is contained in
Item 14 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
----------------------
Woodbridge, New Jersey
October 12, 1999


                                      F33