Form 10-Q
period 2001-11-30
FEDDERS CORP /DE
filed 2002-01-14
CIK 744106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-8831

                             ---------------------

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

     The registrant has outstanding 13,634,759 shares of Common Stock, 14,890,386 shares of Class A Stock (which is immediately convertible into Common Stock on a share-for-share basis upon conversion of all of Class B Stock) and 2,266,406 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of December 31, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FEDDERS CORPORATION

                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
Item 1.  Financial Statements
         Consolidated Statements of Operations and Comprehensive
           Income....................................................    2
         Consolidated Balance Sheets.................................   3-4
         Consolidated Statements of Cash Flows.......................    5
         Notes to Consolidated Financial Statements..................  6-17
Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition........................  18-19
Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   19
Item 6.  Exhibits and Reports on Form 8-K............................   19
SIGNATURE............................................................   20

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              FEDDERS CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 NOVEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net sales...................................................  $ 38,097   $ 40,979
                                                              --------   --------
Cost of sales...............................................    29,159     32,363
Selling, general and administrative expense.................    14,913     16,035
                                                              --------   --------
                                                                44,072     48,398
                                                              --------   --------
Operating loss..............................................    (5,975)    (7,419)
Partners' net interest in joint venture results.............      (575)      (130)
Interest expense, net.......................................    (4,424)    (3,573)
Other income................................................       122         --
                                                              --------   --------
Loss before income taxes....................................   (10,852)   (11,122)
Benefit for income taxes....................................    (3,527)    (3,610)
                                                              --------   --------
Net loss....................................................  $ (7,325)  $ (7,512)
Other comprehensive loss-foreign currency translation, net
  of tax....................................................       (40)      (390)
                                                              --------   --------
Comprehensive loss..........................................  $ (7,365)  $ (7,902)
                                                              ========   ========
Basic and diluted loss per share............................  $  (0.24)  $  (0.23)
Dividends per share declared:
  Common and Class A........................................  $  0.030   $  0.030
  Class B...................................................  $  0.027   $  0.027
                                                              ========   ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                           NOVEMBER 30,   AUGUST 31,   NOVEMBER 30,
                                                               2001          2001          2000
                                                           ------------   ----------   ------------
                                              ASSETS
Current assets:
  Cash and cash equivalents..............................    $ 20,762      $ 51,192      $ 15,201
  Accounts receivable (net of allowance of $2,637,
     $2,494, and $2,231 at November 30, 2001, August 31,
     2001 and November 30, 2000, respectively)...........      21,334        24,703        29,205
Inventories:
  Finished goods.........................................      63,167        48,929        70,239
  Work-in-process........................................       4,002         3,865         7,565
  Raw materials and supplies.............................      21,974        19,952        39,160
                                                             --------      --------      --------
                                                               89,143        72,746       116,964
Deferred income taxes....................................       8,808         8,819         4,811
Other current assets.....................................       7,676         6,747         6,246
                                                             --------      --------      --------
Total current assets.....................................     147,723       164,207       172,427
Property, plant and equipment:
  Land and improvements..................................       3,793         3,770         4,045
  Buildings and leasehold improvements...................      39,637        39,661        34,949
  Machinery and equipment................................     107,092       103,294       118,614
                                                             --------      --------      --------
                                                              150,522       146,725       157,608
Less accumulated depreciation............................      76,877        74,974        78,160
                                                             --------      --------      --------
                                                               73,645        71,751        79,448
Deferred income taxes....................................       6,510         6,424         4,482
Goodwill.................................................      91,915        92,798        87,347
Other assets.............................................      28,645        27,152        26,942
                                                             --------      --------      --------
Total assets.............................................    $348,438      $362,332      $370,646
                                                             ========      ========      ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE)
                                  (UNAUDITED)

                                                           NOVEMBER 30,   AUGUST 31,   NOVEMBER 30,
                                                               2001          2001          2000
                                                           ------------   ----------   ------------
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term notes.......................................    $  8,092      $  7,470      $  9,277
  Current portion of long-term debt......................       3,013         3,055         2,417
  Accounts payable.......................................      40,990        40,689        32,773
  Income taxes payable...................................       8,194         6,327         7,641
  Accrued expenses.......................................      33,887        41,023        35,260
                                                             --------      --------      --------
Total current liabilities................................      94,176        98,564        87,368
Long-term debt...........................................     164,692       165,400       163,371
Other long-term liabilities..............................      22,144        22,510        18,762
Partners' net interest in joint venture..................       3,010         2,844         1,821
Stockholders' equity (all classes $1 par value):
Preferred Stock, 15,000 shares authorized, none issued at
  November 30, 2001, August 31, 2001 and November 30,
  2000...................................................          --            --            --
Common Stock, 80,000 shares authorized, 16,135, issued at
  November 30, 2001, August 31, 2001 and November 30,
  2000...................................................      16,135        16,135        16,135
Class A Stock, 60,000 shares authorized, 20,298, 20,298
  and 19,833 issued at November 30, 2001, August 31, 2001
  and November 30, 2000, respectively....................      20,298        20,298        19,833
Class B Stock, 7,500 shares authorized, 2,266 issued at
  November 30, 2001, August 31, 2001 and November 30,
  2000...................................................       2,266         2,266         2,266
Additional paid-in capital...............................      30,759        31,147        30,859
Retained earnings........................................      35,073        43,313        61,065
Accumulated other comprehensive loss.....................      (2,205)       (2,165)       (1,705)
                                                             --------      --------      --------
                                                              102,326       110,994       128,453
Treasury stock, at cost, 7,908, 7,908 and 6,008 shares at
  November 30, 2001, August 31, 2001 and November 30,
  2000, respectively.....................................     (37,322)      (37,322)      (28,259)
Deferred compensation....................................        (588)         (658)         (870)
                                                             --------      --------      --------
Total stockholders' equity...............................      64,416        73,014        99,324
                                                             --------      --------      --------
Total liabilities and stockholders' equity...............    $348,438      $362,332      $370,646
                                                             ========      ========      ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 NOVEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (7,325)  $ (7,512)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     3,488      3,873
  Deferred income taxes.....................................       (75)        --
  Stock option repricing....................................      (339)     1,246
  Partners' net interest in joint venture results...........       575       (158)
Changes in operating assets and liabilities:
  Accounts receivable.......................................     3,369     (2,431)
  Inventories...............................................   (15,433)   (39,261)
  Other current assets......................................      (929)      (670)
  Other assets..............................................       318         91
  Accounts payable..........................................       301     (4,284)
  Accrued expenses..........................................    (7,126)    (3,811)
  Income taxes payable......................................     1,867     (3,317)
  Other long-term liabilities...............................      (366)       390
  Other -- net..............................................        71       (162)
                                                              --------   --------
Net cash used in operating activities.......................   (21,604)   (56,006)
                                                              --------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment................    (1,085)    (3,833)
  Disposal of property, plant and equipment.................       140         --
  Acquisition of businesses, net of cash acquired...........    (6,772)   (10,886)
                                                              --------   --------
Net cash used in investing activities.......................    (7,717)   (14,719)
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from short-term notes............................       622      5,524
  Repayments of long-term debt..............................      (757)      (596)
  Repurchases of capital stock..............................        --     (5,194)
  Cash dividends............................................      (925)    (1,030)
  Other.....................................................       (49)        29
                                                              --------   --------
Net cash used in financing activities.......................    (1,109)    (1,267)
                                                              --------   --------
  Net decrease in cash and cash equivalents.................   (30,430)   (71,992)
  Cash and cash equivalents at beginning of period..........    51,192     87,193
                                                              --------   --------
  Cash and cash equivalents at end of period................  $ 20,762   $ 15,201
                                                              ========   ========
Supplemental disclosure:
  Net interest paid.........................................  $    623   $    358
  Net income taxes (refunded) paid..........................    (5,096)      (745)
                                                              ========   ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The Company's business is seasonal, and consequently, operating results for the three-month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.  ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING CHARGES

     In the fourth quarter of fiscal 2001, the Company announced a plan to restructure its existing operations, which included the movement of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694 of charges in the fourth quarter of 2001.

     Of the $13,694 in total charges recorded, $10,445 represented non-cash charges primarily related to the fixed asset impairments and inventory write-downs. The remaining charge of $3,249 represented future cash payments that will be required to be made in connection with employee severance and facility closing costs. The total cash expended in fiscal 2001 was $172, of which $100 was related to severance charges. In the first quarter of fiscal 2002, the Company expended an additional $320, of which $307 related to severance charges.

     The following table summarizes the activity and balances of the restructuring reserve account from September 1, 2001 to November 30, 2001.

                                          SEPTEMBER 1,                            NOVEMBER 30,
                                              2001                                    2001
                                            BALANCE      ADDITIONS   DEDUCTIONS     BALANCE
                                          ------------   ---------   ----------   ------------
Workforce reductions....................     $1,773        $ --        $(307)        $1,466
Facility closing costs..................        787          --          (13)           774
Other costs.............................        517          --           --            517
                                             ------        ----        -----         ------
Total...................................     $3,077        $ --        $(320)        $2,757
                                             ======        ====        =====         ======

     The timing and cost of the restructuring plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of fiscal 2001. The original employee severance cost of $1,873 was due to the elimination of 800 factory workers in the U.S. As of the end of the first quarter of fiscal 2002 all of these workers have been terminated.

3.  TREASURY STOCK

     In October 2000, the Company announced an increase in the stock repurchase plan from $30.0 million to $40.0 million for the Company's Common and Class A Stock authorized in August 1998. Total repurchases under this plan including commissions as of August 31, 2001 amounted to approximately 8.4 million shares of Common and Class A stock for $40.0 million or $4.74 per share. The stock repurchase plan has now been completed.

                              FEDDERS CORPORATION

4.  EARNINGS PER SHARE

     In the first fiscal quarter of 2002 and 2001, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 30,792,000 and 32,865,000 shares, respectively. Stock options were not included in computing diluted earnings per share due to their anti-dilutive effect given the net loss in the period.

5.  STOCK OPTION REPRICING

     In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options. In the first quarter of fiscal 2002, the Company recorded a $0.3 million reduction to compensation expense to reflect changes in the market price of the Company's Class A Stock. In the first quarter of fiscal 2001, the Company recorded a $1.2 million non-cash charge due to the repricing.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those intangible assets that are required to be included in goodwill. SFAS 141 will be effective for all business combinations completed by the Company after June 30, 2001. Under the provisions of SFAS 141, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001, may not be amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, will continue to be amortized until August 31, 2002.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement

                              FEDDERS CORPORATION

No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of this statement are required to be adopted by the Company at the beginning of its fiscal year 2003. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.

7.  INDUSTRY SEGMENTS

     The Company has two reportable segments: Heating, Ventilating, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. The Company's reportable segments were determined based upon several factors including the nature of the products provided and markets served. Each reportable segment is managed separately and includes various operating segments which have been aggregated due to similar economic characteristics. The 2001 segment presentation has been restated to conform to the current year, two-segment presentation.

     The HVACR segment designs, manufactures and distributes window, split, multi-split, through-the-wall, portable and vertical packaged unit air conditioners and dehumidifiers. HVACR products are distributed through a variety of sales channels including national retailers, regional retailers, wholesale distributors, catalog supply houses, private label/OEM, government direct and the Internet.

     The Engineered Products segment designs, manufactures and distributes media filters, electronic filters, humidifiers, dust collectors, fan filter units, and solid-state thermoelectric heat pump modules. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

                              FEDDERS CORPORATION

SUMMARY OF BUSINESS BY SEGMENT:
(AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                 NOVEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net sales
HVACR.......................................................  $28,045    $29,070
Engineered Products.........................................   10,052     11,909
                                                              -------    -------
  Consolidated net sales....................................  $38,097    $40,979
                                                              =======    =======
Loss before interest and taxes
HVACR.......................................................  $(4,201)   $(5,322)
Engineered Products.........................................     (190)       341
                                                              -------    -------
Segment loss before interest and taxes......................   (4,391)    (4,981)
Non-allocated expenses......................................    2,037      2,568
Interest expense............................................    4,424      3,573
Benefit for income tax expense..............................   (3,527)    (3,610)
                                                              -------    -------
  Consolidated loss.........................................  $(7,325)   $(7,512)
                                                              =======    =======

                                                       NOV. 30,   AUG. 31,   NOV. 30,
                                                         2001       2001       2000
                                                       --------   --------   --------
Total assets
HVACR................................................  $235,526   $224,914   $272,181
Engineered Products..................................    68,086     57,712     62,444
Non-allocated assets, including non-allocated cash...    44,826     79,706     36,021
                                                       --------   --------   --------
Consolidated assets..................................  $348,438   $362,332   $370,646
                                                       ========   ========   ========

8.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                            ---------------------------------------------------------
                                            FEDDERS
                                             NORTH     OTHER                ELIMINATING     FEDDERS
                                            AMERICA   FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                            -------   -------   ---------   -----------   -----------
Net sales.................................  $15,721   $22,376         --          --       $ 38,097
Cost of sales.............................   12,086    17,073         --          --         29,159
Selling, general and administrative
  expense(1,3)............................    8,244     6,246    $   423          --         14,913
                                            -------   -------    -------      ------       --------
Operating loss............................   (4,609)     (943)      (423)         --         (5,975)
Partners' net interest in joint venture
  results.................................       --      (575)        --          --           (575)
Equity loss in investment.................       --        --     (7,080)     $7,080             --
Net interest (expense) income(2)..........   (3,840)     (645)        61          --         (4,424)
Other income..............................       38        84         --          --            122
                                            -------   -------    -------      ------       --------
Loss before income taxes..................   (8,411)   (2,079)    (7,442)      7,080        (10,852)
Benefit for income taxes..................   (2,734)     (676)      (117)         --         (3,527)
                                            -------   -------    -------      ------       --------
Net loss..................................   (5,677)   (1,403)    (7,325)      7,080         (7,325)
Foreign currency translation, net of
  tax.....................................        8       (48)       (40)         40            (40)
                                            -------   -------    -------      ------       --------
Comprehensive loss........................  $(5,669)  $(1,451)   $(7,365)     $7,120       $ (7,365)
                                            =======   =======    =======      ======       ========

                              FEDDERS CORPORATION

                                                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000
                                            ---------------------------------------------------------
                                            FEDDERS
                                             NORTH     OTHER                ELIMINATING     FEDDERS
                                            AMERICA   FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                            -------   -------   ---------   -----------   -----------
Net sales.................................  $29,519   $11,460         --          --       $ 40,979
Cost of sales.............................   23,597     8,766         --          --         32,363
Selling, general and administrative
  expense(1,3)............................    9,697     4,469    $ 1,869          --         16,035
                                            -------   -------    -------      ------       --------
Operating loss............................   (3,775)   (1,775)    (1,869)         --         (7,419)
Partners' net interest in joint venture
  results.................................       --      (130)        --          --           (130)
Equity loss in investment.................       --        --     (6,375)     $6,375             --
Net interest (expense) income(2)..........   (3,329)     (428)       184          --         (3,573)
                                            -------   -------    -------      ------       --------
Loss before income taxes..................   (7,104)   (2,333)    (8,060)      6,375        (11,122)
Benefit for income taxes..................   (2,309)     (753)      (548)         --         (3,610)
                                            -------   -------    -------      ------       --------
Net loss..................................   (4,795)   (1,580)    (7,512)      6,375         (7,512)
Foreign currency translation, net of
  tax.....................................      (57)     (333)      (390)        390           (390)
                                            -------   -------    -------      ------       --------
Comprehensive loss........................  $(4,852)  $(1,913)   $(7,902)     $6,765       $ (7,902)
                                            =======   =======    =======      ======       ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           AS OF NOVEMBER 30, 2001
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents............  $ 13,096   $  6,264   $  1,402           --      $ 20,762
  Net accounts receivable..............     8,463     12,871         --           --        21,334
  Inventories..........................    65,940     23,203         --           --        89,143
  Other current assets.................     2,576      5,054      8,854           --        16,484
                                         --------   --------   --------     --------      --------
Total current assets...................    90,075     47,392     10,256           --       147,723
Investments in subsidiaries............        --         --     10,262     $(10,262)           --
Net property, plant and equipment......    52,812     19,805      1,028           --        73,645
Goodwill...............................    65,565     26,350         --           --        91,915
Other long-term assets.................     4,568      4,761     32,849       (7,023)       35,155
                                         --------   --------   --------     --------      --------
Total assets...........................  $213,020   $ 98,308   $ 54,395     $(17,285)     $348,438
                                         ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes.......................        --   $  8,092         --           --      $  8,092
Current portion of long-term debt......  $    586      2,327   $    100           --         3,013
Accounts and income taxes payable......    22,178     17,841      9,165           --        49,184
Accrued expenses.......................    16,104     11,287      6,496           --        33,887
                                         --------   --------   --------     --------      --------
Total current liabilities..............    38,868     39,547     15,761           --        94,176
Long-term debt.........................   153,832     10,760        100           --       164,692
Other long-term liabilities............     1,922     10,402     19,853     $ (7,023)       25,154
Net due to (from) affiliates...........        --     45,735    (45,735)          --            --
Stockholders' equity:
  Common, Class A, and Class B Stock...         5         --     38,699           (5)       38,699
  Additional paid-in capital...........    21,292     24,642     30,759      (45,934)       30,759
  Retained earnings (deficit)..........    (2,696)   (30,776)    35,073       33,472        35,073
  Deferred compensation and treasury
     stock.............................        --         --    (37,910)          --       (37,910)
  Accumulated other comprehensive
     loss..............................      (203)    (2,002)    (2,205)       2,205        (2,205)
                                         --------   --------   --------     --------      --------
Total stockholders' equity.............    18,398     (8,136)    64,416      (10,262)       64,416
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity...............................  $213,020   $ 98,308   $ 54,395     $(17,285)     $348,438
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                            AS OF AUGUST 31, 2001
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents............  $ 44,331   $  4,211   $  2,650           --      $ 51,192
  Net accounts receivable..............     8,095     16,608         --           --        24,703
  Inventories..........................    50,537     22,209         --           --        72,746
  Other current assets.................     1,721      5,326      8,519           --        15,566
                                         --------   --------   --------     --------      --------
Total current assets...................   104,684     48,354     11,169           --       164,207
Investments in subsidiaries............        --         --     17,382     $(17,382)           --
Net property, plant and equipment......    50,805     19,841      1,105           --        71,751
Goodwill...............................    66,092     26,706         --           --        92,798
Other long-term assets.................     4,753      2,740     33,106       (7,023)       33,576
                                         --------   --------   --------     --------      --------
Total assets...........................  $226,334   $ 97,641   $ 62,762     $(24,405)     $362,332
                                         ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes.......................        --   $  7,470         --           --      $  7,470
Current portion of long-term debt......  $    586      2,369   $    100           --         3,055
Accounts and income taxes payable......    24,423     17,994      4,599           --        47,016
Accrued expenses.......................    21,438     11,727      7,858           --        41,023
                                         --------   --------   --------     --------      --------
Total current liabilities..............    46,447     39,560     12,557           --        98,564
Long-term debt.........................   153,896     11,379        125           --       165,400
Other long-term liabilities............     1,924     10,264     20,189     $ (7,023)       25,354
Net due to (from) affiliates...........        --     43,123    (43,123)          --            --
Stockholders' equity:
  Common, Class A, and Class B Stock...         5         --     38,699           (5)       38,699
  Additional paid-in capital...........    21,292     24,642     31,147      (45,934)       31,147
  Retained earnings (deficit)..........     2,981    (29,373)    43,313       26,392        43,313
  Deferred compensation and treasury
     stock.............................        --         --    (37,980)          --       (37,980)
  Accumulated other comprehensive
     loss..............................      (211)    (1,954)    (2,165)       2,165        (2,165)
                                         --------   --------   --------     --------      --------
Total stockholders' equity.............    24,067     (6,685)    73,014      (17,382)       73,014
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity...............................  $226,334   $ 97,641   $ 62,762     $(24,405)     $362,332
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           AS OF NOVEMBER 30, 2000
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents............  $ 10,051   $  5,150         --           --      $ 15,201
  Net accounts receivable..............    18,287     10,918         --           --        29,205
  Inventories..........................    89,615     27,349         --           --       116,964
  Other current assets.................     2,410      4,122   $  4,525           --        11,057
                                         --------   --------   --------     --------      --------
Total current assets...................   120,363     47,539      4,525           --       172,427
Investments in subsidiaries............        --         --     26,781     $(26,781)           --
Net property, plant and equipment......    57,747     20,316      1,385           --        79,448
Goodwill...............................    74,049     13,298         --           --        87,347
Other long-term assets.................     5,966      1,197     24,261           --        31,424
                                         --------   --------   --------     --------      --------
Total assets...........................  $258,125   $ 82,350   $ 56,952     $(26,781)     $370,646
                                         ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes.......................        --   $  9,277         --           --      $  9,277
Current portion of long-term debt......  $    638      1,779         --           --         2,417
Accounts and income taxes payable......    42,224        243   $ (2,053)          --        40,414
Accrued expenses.......................    24,179      5,937      5,144           --        35,260
                                         --------   --------   --------     --------      --------
Total current liabilities..............    67,041     17,236      3,091           --        87,368
Long-term debt.........................   154,086      9,285         --           --       163,371
Other long-term liabilities............     4,333      3,743     12,507           --        20,583
Net due to (from) affiliates...........        --     57,970    (57,970)          --            --
Stockholders' equity:
  Common, Class A, and Class B Stock...         5         --     38,234     $     (5)       38,234
  Additional paid-in capital...........    21,292     23,764     30,859      (45,056)       30,859
  Retained earnings (deficit)..........    11,675    (28,250)    61,065       16,575        61,065
  Deferred compensation and treasury
     stock.............................        --         --    (29,129)          --       (29,129)
  Accumulated other comprehensive
     loss..............................      (307)    (1,398)    (1,705)       1,705        (1,705)
                                         --------   --------   --------     --------      --------
Total stockholders' equity.............    32,665     (5,884)    99,324      (26,781)       99,324
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity...............................  $258,125   $ 82,350   $ 56,952     $(26,781)     $370,646
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
Net cash (used in) provided by
  operating activities.................  $(26,209)  $  2,242   $  2,363     $     --      $(21,604)
                                         --------   --------   --------     --------      --------
Net additions to property, plant and
  equipment............................     ( 529)      (416)        --           --          (945)
Acquisition of businesses..............    (4,348)    (2,424)        --           --        (6,772)
                                         --------   --------   --------     --------      --------
Net cash used in investing
  activities...........................    (4,877)    (2,840)        --           --        (7,717)
                                         --------   --------   --------     --------      --------
Proceeds from short-term notes.........        --        622         --           --           622
Net repayments of long-term debt.......      (149)      (583)       (25)          --          (757)
Cash dividends.........................        --         --       (925)          --          (925)
Repurchase of capital stock............        --         --         --           --            --
Other..................................        --         --        (49)          --           (49)
Change in net due to (from)
  affiliate............................        --      2,612     (2,612)          --            --
                                         --------   --------   --------     --------      --------
Net cash (used in) provided by
  financing activities.................      (149)     2,651     (3,611)          --        (1,109)
                                         --------   --------   --------     --------      --------
Net (decrease) increase in cash and
  cash equivalents.....................   (31,235)     2,053     (1,248)          --       (30,430)
Cash and cash equivalents at beginning
  of period............................    44,331      4,211      2,650           --        51,192
                                         --------   --------   --------     --------      --------
Cash and cash equivalents at end of
  period...............................  $ 13,096   $  6,264   $  1,402     $     --      $ 20,762
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                                                FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
Net cash used in operating
  activities...........................  $(46,978)  $ (7,701)  $ (1,327)    $     --      $(56,006)
                                         --------   --------   --------     --------      --------
Net additions to property, plant and
  equipment............................    (2,702)    (1,113)       (18)          --        (3,833)
Acquisition of businesses..............        --    (10,886)        --           --       (10,886)
                                         --------   --------   --------     --------      --------
Net cash used in investing
  activities...........................    (2,702)   (11,999)       (18)          --       (14,719)
                                         --------   --------   --------     --------      --------
Proceeds from short-term notes.........        --      5,524         --           --         5,524
Net (repayments of) proceeds from long-
  term debt............................        15       (611)        --           --          (596)
Cash dividends.........................        --         --     (1,030)          --        (1,030)
Repurchase of capital stock............        --         --     (5,194)          --        (5,194)
Other..................................        --         --         29           --            29
Change in net due to (from)
  affiliate............................        --     13,618    (13,618)          --            --
                                         --------   --------   --------     --------      --------
Net cash provided by (used in)
  financing activities.................        15     18,531    (19,813)          --        (1,267)
                                         --------   --------   --------     --------      --------
Net decrease in cash and cash
  equivalents..........................   (49,665)    (1,169)   (21,158)          --       (71,992)
Cash and cash equivalents at beginning
  of period............................    59,716      6,319     21,158           --        87,193
                                         --------   --------   --------     --------      --------
Cash and cash equivalents at end of
  period...............................  $ 10,051   $  5,150   $     --     $     --      $ 15,201
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

INTERCOMPANY TRANSACTIONS:

     The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

          1) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $2.7 million and $3.5 million for the three months ended November 30, 2001 and 2000, respectively.

          2) FNA's interest expense reflects actual interest charges on the 9 3/8% Senior Subordinated Notes due 2007, a promissory note, an industrial revenue bond and capital lease obligations.

          3) FNA's depreciation and amortization for the three months ended November 30, 2001 and 2000 amounted to approximately $2.5 million and $2.6 million, respectively. Capital expenditures of FNA amounted to $0.5 million and $2.7 million in each three-month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

                                                                  RESULTS OF OPERATIONS
                                                              OPERATING RESULTS AS PERCENT
                                                                      OF NET SALES
                                                              -----------------------------
                                                              FIRST QUARTER   FIRST QUARTER
                                                               FISCAL 2002     FISCAL 2001
                                                              -------------   -------------
Gross profit................................................      23.5%           21.0%
Selling, general and administrative expense.................      39.1%           39.1%
Operating loss..............................................      15.7%           18.1%
Net interest expense........................................      11.6%            8.7%
Pre-tax loss................................................      28.5%           27.1%
                                                                  ====            ====

FIRST QUARTER RESULTS OF OPERATION FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 VERSUS THE THREE MONTHS ENDED NOVEMBER 30, 2000.

     Net sales in the first quarter of fiscal 2002 of $38.1 million decreased approximately 7% from sales of $41.0 million in the first quarter of 2001. HVACR sales in the first quarter of fiscal 2002 were $28.0 million compared to $29.1 million in the first quarter of fiscal 2001. Sales declined in the HVACR segment in the quarter mainly due to a reduction in off-season sales of room air conditioners. Engineered Products sales in the first quarter of fiscal 2002 were $10.1 million compared to $11.9 million in the first quarter of fiscal 2001. Sales declined in the Engineered Products segment due to reduced demand for air cleaners in the semiconductor cleanroom market associated with slowing economic conditions.

     The gross profit margin increased in the first quarter of 2002 to 23.5% from 21.0% from the prior period due primarily to lower costs due to the previously announced restructuring of North American room air conditioner operations. Gross profits in the first quarter included operating losses of $0.4 million to complete production at the Maryland and Tennessee plants subsequent to the announcement that production at these facilities would cease as part of the restructuring plan.

     Selling, general and administrative expenses were $14.9 million versus $16.0 million in the prior year. These expenses are the same as the prior year as a percentage of net sales.

     Operating loss in the first quarter of 2002 was $6.0 million versus $7.4 million in the prior period. The operating loss in the current period included non-cash income of $0.3 million due to the re-pricing of unexercised stock options to reflect the changes in the market price of the Company's Class A Stock as compared to a $1.2 million non-cash charge for the repricing in the prior period.

     Net interest expense increased in the first fiscal quarter to $4.4 million versus $3.6 million in the prior period due primarily to lower interest income as a result of lower cash balances due to acquisitions and the repurchases of capital stock made during the prior year and lower interest rates.

     The net loss for the normally unprofitable off-season first quarter of fiscal 2002 was $7.3 million, or 24 cents per share, compared to a net loss in fiscal 2001 of $7.5 million, or 23 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $20.8 million at November 30, 2001, compared to $15.2 million a year earlier.

     Net cash used in operations for the three-months ended November 30, 2001 amounted to $21.6 million, compared to $56.0 million in the prior period. Lower net inventories were the primary reason for the lower use of cash from the prior year. Net inventories at the end of the first quarter were $89.1 million compared to $117.0 million at the end of the first quarter last year. The reduction is a result of improved supply chain management efforts company-wide to reduce inventory and improve operational efficiency.

     Net cash used in investing activities was $7.7 million versus $14.7 million in the prior period. The Company completed the acquisition in the first quarter of a wholly-owned air conditioning manufacturing operation in Shanghai, China, now called Fedders Shanghai, Co., Ltd. This plant has fully replaced the production of room air conditioners previously produced at the Company's Tennessee plant, which ceased production as part of the restructuring plan. The Company also completed two joint ventures during the first quarter. In October 2001, the Company entered into a joint venture with Voltas Limited to produce room air conditioners in India. Fedders and Voltas each have a 50 percent interest in the joint venture, which will produce room and ductless split system air conditioners. In November 2001, Melcor Corporation ("Melcor"), a subsidiary of the Company, and Quanzhou Hua Yu Electrical Component Factory formed a joint venture, Quanzhou Melcor Hua Yu Thermoelectric Company Ltd., to manufacture thermoelectric modules in China. Melcor has a 65% interest in the joint venture. Capital expenditures for the three month period ended November 30, 2001 were $1.1 million.

     Net cash used in financing activities during the three-month period was $1.1 million, due to $0.9 million of cash dividends and the repayment of $0.8 million of long-term debt offset by proceeds from short-term borrowing of $0.6 million.

     The Company declared quarterly dividends of 3.0 cents on each share of outstanding Class A and Common Stock and 2.7 cents on each share of outstanding Class B Stock in the first quarter of fiscal 2002 and 2001.

     In the fourth quarter of fiscal 2001, the Company announced a plan to restructure its existing operations, which included the movement of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. The timing and cost of the restructuring plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of fiscal 2001.

     Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

     Forward-looking statements are covered under the "Safe-Harbor" clause of the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations and assumptions. Actual results could differ materially from those currently anticipated as a result of known and unknown risks and uncertainties including, but not limited to, weather and economic, political, market and industry conditions and reliance on key customers. Such factors are described in Fedders' SEC filings, including its most recently filed annual report on Form 10-K. The Company disclaims any obligation to update any forward-looking statements to incorporate subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     Report on Form 8-K filed on January 3, 2002 regarding the first quarter fiscal 2002 earnings release

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FEDDERS CORPORATION

                                          By      /s/ MICHAEL GIORDANO
                                            ------------------------------------
                                                 Executive Vice President,
                                                 Finance and Administration
                                                and Chief Financial Officer

                                            Signing both in his capacity as
                                            Executive Vice President,
                                            Finance and Administration
                                            and Chief Financial Officer
                                            and on behalf of the registrant.

January 14, 2002