Form 10-Q
period 2002-02-28
FEDDERS CORP /DE
filed 2002-04-15
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended February 28, 2002 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    -------------

Commission file number        1-8831


                 FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

                 Delaware                                22-2572390
        (State of incorporation)            (I.R.S. Employer Identification No.)


505 Martinsville Road, Liberty Corner, NJ              07938 - 0813
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (908)604-8686

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X      No

The registrant has outstanding 13,634,759 shares of Common Stock, 14,890,386 shares of Class A Stock and 2,266,406 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of March 25, 2002.

FEDDERS CORPORATION

INDEX



                                                                           Page Number
                                                                           -----------
Item 1.    Financial Statements

           Consolidated Statements of Operations and Comprehensive
             Loss                                                                3

           Consolidated Balance Sheets                                         4-5

           Consolidated Statements of Cash Flows                                6

           Notes to Consolidated Financial Statements                          7-22

Item 2.    Management's Discussion and Analysis of
            Results of Operations and Financial Condition                     23-25

Item 3.    Quantitative and Qualitative Disclosures
            about Market Risk                                                   25

Item 6.    Exhibits and Reports on Form 8-K                                     25

           SIGNATURE                                                            26

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)
(unaudited)

                                                    Three months ended              Six months ended
                                                  FEB 28,         Feb 28,        FEB 28,         Feb 28,
                                                   2002            2001           2002            2001
                                                ---------       ---------       ---------       ---------
Net sales                                       $  73,081       $  84,654       $ 111,178       $ 125,633
Cost of sales                                      55,741          64,277          84,900          96,640
Selling, general and administrative
  expense                                          15,974          15,298          30,887          31,333
                                                ---------       ---------       ---------       ---------

                                                   71,715          79,575         115,787         127,973
                                                ---------       ---------       ---------       ---------

Operating income (loss)                             1,366           5,079          (4,609)         (2,340)
Partners' net interest in joint venture
  results                                             499            (537)            (76)           (667)
Interest expense, net                              (4,958)         (4,854)         (9,382)         (8,427)
Other income                                          237              --             359              --
                                                ---------       ---------       ---------       ---------
Loss before income taxes                           (2,856)           (312)        (13,708)        (11,434)
Benefit for income taxes                             (928)            (92)         (4,455)         (3,702)
                                                ---------       ---------       ---------       ---------

Net loss                                        $  (1,928)      $    (220)      $  (9,253)      $  (7,732)

Other comprehensive income (loss) -
  foreign currency translation, net of tax            107             (57)             67            (447)
                                                ---------       ---------       ---------       ---------

Comprehensive loss                              $  (1,821)      $    (277)      $  (9,186)      $  (8,179)
                                                =========       =========       =========       =========

Basic and diluted loss  per share               $   (0.06)      $   (0.01)      $   (0.30)      $   (0.24)
Dividends per share declared:
 Common and Class A Stock                       $   0.030       $   0.030       $   0.060       $   0.060
 Class B Stock                                  $   0.027       $   0.027       $   0.054       $   0.054
                                                =========       =========       =========       =========


See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS

(amounts in thousands)
(unaudited)

                                               FEBRUARY 28,     August 31,    February 28,
                                                   2002            2001           2001
                                                   ----            ----           ----
ASSETS:
Current assets:
 Cash and cash equivalents                      $   9,220       $  51,192      $   8,287
  Accounts receivable (net of allowance of
  $2,686, $2,494, and $2,368 at February 28,
  2002, August 31, 2001 and February 28,
  2001, respectively)                              60,549          24,703         72,844

 Inventories:
  Finished goods                                   89,681          48,929         88,306
  Work-in-process                                   3,968           3,865          8,703
  Raw materials and supplies                       24,297          19,952         37,583
                                                ---------       ---------      ---------
                                                  117,946          72,746        134,592

 Deferred income taxes                              8,817           8,819          4,774
 Other current assets                               8,599           6,747          6,977
                                                ---------       ---------      ---------
Total current assets                              205,131         164,207        227,474

Property, plant and equipment:
  Land and improvements                             3,793           3,770          3,730
  Buildings and leasehold improvements             39,657          39,661         35,706
  Machinery and equipment                         108,840         103,294        121,380
                                                ---------       ---------      ---------
                                                  152,290         146,725        160,816

Less accumulated depreciation                      79,528          74,974         80,972
                                                ---------       ---------      ---------
                                                   72,762          71,751         79,844

Deferred income taxes                               6,510           6,424          5,089
Goodwill                                           93,075          92,798         86,811
Other assets                                       32,268          27,152         27,686
                                                ---------       ---------      ---------

Total assets                                    $ 409,746       $ 362,332      $ 426,904
                                                =========       =========      =========


See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value) (unaudited)


                                                    FEBRUARY 28,     August 31,     February 28,
                                                        2002            2001            2001
                                                        ----            ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Short-term notes                                   $  61,088       $   7,470       $  64,638
  Current portion of long-term debt                      3,346           3,055           3,067
  Accounts payable                                      55,741          40,689          42,164
  Income taxes payable                                   5,955           6,327           7,700
  Accrued expenses                                      29,726          41,023          26,261
                                                     ---------       ---------       ---------

Total current liabilities                              155,856          98,564         143,830

Long-term debt                                        165, 310         165,400         167,018
Other long-term liabilities                             22,874          22,510          17,916
Partners' net interest in joint venture                  4,012           2,844           2,491
Stockholders' equity (all classes $1
  par value):
Preferred Stock, 15,000 shares authorized,
  none issued at  February 28, 2002, August 31,
  2001 and February 28, 2001                                --              --              --
Common Stock, 80,000 shares authorized,
  16,135, issued at February 28, 2002, August
  31, 2001 and February 28, 2001                        16,135          16,135          16,135
Class A Stock, 60,000 shares authorized,
  20,298, 20,298 and 19,974 issued at February 28,
  2002, August 31, 2001 and February 28, 2001,
  respectively                                          20,298          20,298          19,974
Class B Stock, 7,500 shares authorized,
  2,266 issued at February 28, 2002, August 31,
  2001 and February 28, 2001                             2,266           2,266           2,266

 Additional paid-in capital                             30,702          31,147          31,010
 Retained earnings                                      32,230          43,313          59,896
 Accumulated other comprehensive loss                   (2,098)         (2,165)         (1,790)
                                                     ---------       ---------       ---------
                                                        99,533         110,994         127,491
Treasury stock, at cost, 7,908, 7,908 and 6,606
shares at February 28, 2002, August 31, 2001 and
February 28, 2001, respectively                        (37,322)        (37,322)        (31,043)

Deferred compensation                                     (517)           (658)           (799)
                                                     ---------       ---------       ---------

Total stockholders' equity                              61,694          73,014          95,649
                                                     ---------       ---------       ---------

Total liabilities and stockholders' equity           $ 409,746       $ 362,332       $ 426,904
                                                     =========       =========       =========

See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
  (amounts in thousands) (unaudited)

                                                                                     Six months ended
                                                                                        February 28,
                                                                                        ------------
                                                                                    2002            2001
                                                                                    ----            ----
Cash flows from operating activities:
  Net loss                                                                       $  (9,253)      $  (7,732)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      7,230           7,882
  Deferred income taxes                                                                (84)             --
  Stock option repricing charge                                                       (339)          1,027
  Partners' net interest in joint venture results                                       76             512
Changes in operating assets and liabilities:
  Accounts receivable                                                              (35,846)        (46,112)
  Inventories                                                                      (44,238)        (56,883)
  Other current assets                                                              (1,852)         (1,615)
  Other assets                                                                      (3,792)         (1,080)
  Accounts payable                                                                  15,052           4,983
  Accrued expenses                                                                  (9,865)        (12,008)
  Income taxes payable                                                                (372)         (3,258)
  Other long-term liabilities                                                          364            (741)
  Other - net                                                                         (218)           (411)
                                                                                 ---------       ---------

Net cash used in operating activities                                              (83,137)       (115,436)
                                                                                 ---------       ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                                        (2,633)         (7,122)
  Disposal of property, plant and equipment                                            105              --
  Acquisition of businesses, net of cash acquired                                   (8,020)        (10,928)
                                                                                 ---------       ---------
Net cash used in investing activities                                              (10,548)        (18,050)
                                                                                 ---------       ---------

Cash flows from financing activities:
  Proceeds from short-term notes                                                    53,618          60,885
  Proceeds from long-term borrowings                                                 2,000           4,519
  Repayments of long-term debt                                                      (1,959)         (1,357)
  Repurchases of capital stock                                                          --          (7,978)
  Cash dividends                                                                    (1,840)         (2,029)
  Proceeds from stock options exercised                                                  1             540
  Other                                                                               (107)             --
                                                                                 ---------       ---------

Net cash provided by financing activities                                           51,713          54,580
                                                                                 ---------       ---------

  Net decrease in cash and cash equivalents                                        (41,972)        (78,906)
  Cash and cash equivalents at beginning of period                                  51,192          87,193
                                                                                 ---------       ---------

  Cash and cash equivalents at end of period                                     $   9,220       $   8,287
                                                                                 =========       =========

Supplemental disclosure:
  Net interest paid                                                              $   8,821       $   8,008
  Net income taxes (refunded) paid                                                  (5,217)           (730)
                                                                                 =========       =========

See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)


1.       BASIS OF PRESENTATION

The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The Company's business is seasonal, and consequently, operating results for the three-month and six-month periods ended February 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2002.


2.       ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2001, the Company announced a plan to restructure its existing operations which included the movement of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694 of charges in the fourth quarter of 2001.

Of the $13,694 in total charges recorded, $10,445 represented non-cash charges primarily related to the fixed asset impairments and inventory write-downs. The remaining charge of $3,249 represented future cash payments that will be required to be made in connection with employee severance and facility closing costs. The total cash expended in fiscal 2001 was $172, of which $100 was related to severance charges. In the first six months of fiscal 2002, the Company expended an additional $620, of which $547 related to severance charges.

The following table summarizes the activity and balances of the restructuring reserve account from September 1, 2001 to February 28, 2002.

                           September 1,                                  February 28,
                              2001                                          2002
                             Balance       Additions      Deductions       Balance
                             -------       ---------      ----------       -------
Workforce reductions        $   1,773      $      --      $    (547)      $   1,226
Facility closing costs            787             --            (40)            747
Other costs                       517             --            (33)            484
                            ---------      ---------      ---------       ---------
Total                       $   3,077      $      --      $    (620)      $   2,457
                            =========      =========      =========       =========

The timing and cost of the restructuring plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of fiscal 2001. The original employee severance cost of $1,873 was due to the elimination of 800 factory workers in the U.S. As of the end of the first quarter of fiscal 2002 all of these workers had been terminated.

3.       EARNINGS PER SHARE

In the second fiscal quarter of 2002 and 2001, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 30,792,000 and 31,938,000 shares, respectively. In the first six months of fiscal 2002 and 2001, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B stock outstanding, which amounted to approximately 30,792,000 and 32,403,000 shares, respectively. Stock options were not included in computing diluted earnings per share in any period due to their anti-dilutive effect given the net loss in the period.


4.       STOCK OPTION REPRICING

In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options. In the first quarter of fiscal 2002, the Company recorded $0.3 million reduction to compensation expense to reflect changes in the market price of the Company's Class A Stock. No adjustment was necessary in the second quarter of fiscal 2002. In the first quarter of fiscal 2001, the Company recorded a $1.2 million non-cash charge due to the repricing. In the second quarter of fiscal 2001, the Company recorded $0.2 million of income.


5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those intangible assets that are required to be included in goodwill. SFAS 141 will be effective for all business combinations completed by the Company after June 30, 2001. Under the provisions of SFAS 141, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001, may not be amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, will continue to be amortized until August 31, 2002.

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

The Company is in the process of evaluating the effect that adopting SFAS 142 will have on its financial statements.

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


6.       INDUSTRY SEGMENT

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


SUMMARY OF BUSINESS BY SEGMENT:
(amounts in thousands)

                                                         Three months ended              Six months ended
                                                            February 28,                    February 28,
                                                        2002            2001            2002            2001
                                                        ----            ----            ----            ----
Net Sales
HVACR                                                $  62,937       $  71,976       $  90,982       $ 101,046
Engineered Products                                     10,144          12,678          20,196          24,587
                                                     ---------       ---------       ---------       ---------
     Consolidated net sales                          $  73,081       $  84,654       $ 111,178       $ 125,633
                                                     =========       =========       =========       =========
Income (loss) before interest and taxes
HVACR                                                $   2,773       $   7,480       $  (1,428)      $   2,158
Engineered Products                                       (496)            210            (686)            551
                                                     ---------       ---------       ---------       ---------
Segment income (loss) before interest and taxes          2,277           7,690          (2,114)          2,709
Non-allocated expenses                                     175           3,148           2,212           5,716
Interest expense                                         4,958           4,854           9,382           8,427
Benefit for income taxes                                  (928)            (92)         (4,455)         (3,702)
                                                     ---------       ---------       ---------       ---------
     Consolidated loss                               $  (1,928)      $    (220)      $  (9,253)      $  (7,732)
                                                     =========       =========       =========       =========

                                                      FEBRUARY 28,   August 31,    February 28,
                                                          2002          2001          2001
                                                          ----          ----          ----
Total Assets
HVACR                                                   $304,705      $224,914      $335,132
Engineered Products                                       68,597        57,712        63,357
Non-allocated assets, including non-allocated cash        36,444        79,706        28,415
                                                        --------      --------      --------
     Consolidated assets                                $409,746      $362,332      $426,904
                                                        ========      ========      ========


7.       SUBSEQUENT EVENTS

On March 26, 2002, the Company's stockholders approved a recapitalization plan (the "plan"). The plan entitles the holder of each share of Common Stock to receive 1.1 shares of new Common Stock, the holder of each share of Class A Stock to receive 1 share of new Common Stock, and the holder of each share of Class B Stock to receive 1.1 shares of new Class B Stock. The new Common Stock and the new Class B Stock has a $0.01 par value.

The following pro forma consolidated condensed unaudited recapitalization table reflects the effect of the recapitalization of capital stock as if the recapitalization had been completed on February 28, 2002. The unaudited recapitalization data is derived from the unaudited Consolidated Balance Sheet of Fedders as of February 28, 2002. Information is presented to reflect pro forma adjustments for the exchange of Fedders Common and Class A Stock into a single class of new Common Stock and the exchange of Class B Stock for new Class B Stock.

         The pro forma unaudited comparative condensed consolidated earnings per share data reflect the effect of the recapitalization as if the plan had occurred at the beginning of fiscal 2001. The information is derived from the unaudited Consolidated Statements of Operations and Comprehensive Loss for the six months ended February 28, 2002 and the audited Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended August 31, 2001. The information is presented to reflect the pro forma effect on the earnings per share as a result of the change in the weighted average number of shares outstanding due to the recapitalization.

                               FEDDERS CORPORATION
        PRO FORMA CONSOLIDATED CONDENSED UNAUDITED RECAPITALIZATION TABLE
                            (AS OF FEBRUARY 28, 2002)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  As of              Pro Forma
                                                            February 28, 2002       Adjustments            As Adjusted
                                                            -----------------       -----------            -----------
STOCKHOLDERS' EQUITY
  Preferred Stock $1.00 par value,
     15,000,000 shares authorized; no shares
     issued and outstanding, actual; no shares
     issued and outstanding, as adjusted                               --                  --                     --
  Common Stock, $1.00 par value,
     80,000,000 shares authorized; 16,135,459
     shares issued and 13,634,759 shares
     outstanding, actual; no shares issued and
     outstanding, as adjusted                                   $ 16,135            $(16,135)(a)                 --
  New Common Stock, $0.01 par value,
     70,000,000 shares authorized; no shares issued
     and outstanding, actual; 38,047,020 issued and
     29,888,620 outstanding, as adjusted                               --                 380(a)            $    380
  Class A Stock, $1.00 par value,
     60,000,000 shares authorized; 20,298,016
     shares issued and 14,890,386 outstanding,
     actual; no shares issued and outstanding, as
     adjusted                                                      20,298             (20,298)(a)                 --
  Class B Stock, $1.00 par value,
     7,500,000 shares authorized; 2,266,406 shares
     issued and outstanding, actual; no shares
     issued and outstanding, as adjusted                            2,266              (2,266)(b)                 --

  New Class B Stock, $0.01 par value, 5,000,000 shares
     authorized; no shares issued and outstanding,
     actual; 2,493,047 shares issued and outstanding,
     as adjusted                                                       --                  25(b)                  25

  Additional paid-in capital                                       30,702            $ 38,294(c)              68,996
  Retained earnings                                                32,230                  --                 32,230
  Treasury stock, at cost, 7,908,330 shares
     of Common and Class A Stock actual;
     8,158,400 shares of new Common Stock,
     as adjusted                                                  (37,322)                 --                (37,322)
  Deferred Compensation                                              (517)                 --                   (517)
  Accumulated other comprehensive loss                             (2,098)                 --                 (2,098)
                                                                 --------            --------               --------

  Total stockholders' equity                                     $ 61,694                  --               $ 61,694
                                                                 ========            ========               ========

NOTES TO THE PRO FORMA CONSOLIDATED CONDENSED UNAUDITED RECAPITALIZATION TABLE

(a) Pro forma adjustments as of February 28, 2002 assume all outstanding shares of Fedders Common and Class A Stock are exchanged for new Common Stock at an exchange ratio of 1.1 shares of new Common Stock for each share of Common Stock exchanged and one share of new Common Stock for each share of Class A Stock exchanged. On a pro forma basis, 38,047,020 shares of the new Common Stock would be issued after the recapitalization. The Class A Stock ceases to exist after the recapitalization. The par value of the new Common Stock is $.01 per share.

(b) Pro forma adjustments reflect the Fedders Class B Stock exchanged for new Class B Stock on a pro forma basis. 2,493,047 shares of new Class B Stock are issued at a par value of $.01 per share.

(c) Reflects the net effect of the recapitalization on paid-in capital as a result of the pro forma adjustments due to the exchange of shares and the reduction in the par value to $.01 per share of both the new classes of Common and Class B Stock.

    PRO FORMA UNAUDITED COMPARATIVE CONDENSED CONSOLIDATED EARNINGS PER SHARE

                                    Six Months Ended        Fiscal Year Ended
                                    February 28, 2002        August 31, 2001
                                    -----------------        ---------------
Net loss  (a)
   As reported                        $    (9,253)            $   (22,453)
   Pro forma                               (9,253)                (22,453)
Loss per share  (b)
   Basic and diluted as reported      $     (0.30)            $     (0.71)
   Basic and diluted pro forma              (0.29)                  (0.67)
Weighted average shares (c)
   Basic and diluted as reported           30,792                  31,808
   Basic and diluted pro forma             32,382                  33,489
Cash dividends per share (d)
   As reported
   Common and Class A                 $     0.060             $     0.120
              Class B                       0.054                   0.108
   Pro forma
   New Common and Class B                   0.060                   0.120

NOTES TO THE PRO FORMA UNAUDITED COMPARATIVE CONDENSED CONSOLIDATED EARNINGS PER SHARE

(a)      Pro forma net income remains unchanged for the period.

(b) Pro forma loss per share reflect the recapitalization assuming all outstanding shares are exchanged at the beginning of the fiscal year for the periods being reported. Basic and diluted earnings per share are computed by dividing net income by the respective weighted average shares outstanding for the periods presented. Basic and diluted pro forma earnings per share are adjusted to reflect the impact of the recapitalization on the number of weighted average shares outstanding.

(c) Pro forma weighted average shares reflect an increase in the number of shares outstanding due to the recapitalization and exchange of all Common and Class A Stock into new Common Stock, and Class B Stock into new Class B Stock.

(d) Pro forma cash dividends per share reflect the impact of the recapitalization on the weighted average number of shares outstanding and the result of both the new Common and new Class B Stock sharing equally in the payment of dividends.

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


                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                                                       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002
                                                       --------------------------------------------
                                           FEDDERS
                                            NORTH          OTHER                     ELIMINATING      FEDDERS
                                           AMERICA        FEDDERS      CORPORATE       ENTRIES      CORPORATION
                                           -------        -------      ---------       -------      -----------
Net sales                                 $ 53,814       $ 19,267             --             --       $ 73,081
Cost of sales                               40,370         15,371             --             --         55,741
Selling, general and administrative
   expense (1) (3)                           7,766          6,765       $  1,443             --         15,974
                                          --------       --------       --------       --------       --------
Operating income (loss)                      5,678         (2,869)        (1,443)            --          1,366
Partners' net interest in
   joint venture results                        --            499             --             --            499
Equity loss in investment                       --             --           (910)      $    910             --
Net interest expense (2)                    (4,283)          (609)           (66)            --         (4,958)
Other income                                   163             74             --             --            237
                                          --------       --------       --------       --------       --------
Income (loss) before income taxes            1,558         (2,905)        (2,419)           910         (2,856)
Provision (benefit) for income taxes           507           (944)          (491)            --           (928)
                                          --------       --------       --------       --------       --------
Net income (loss)                            1,051         (1,961)        (1,928)           910         (1,928)
  Foreign currency translation, net
  of tax                                        39             68            107           (107)           107
                                          --------       --------       --------       --------       --------
Comprehensive income (loss)               $  1,090       $ (1,893)      $ (1,821)      $    803       $ (1,821)
                                          ========       ========       ========       ========       ========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                                                          FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001
                                                          --------------------------------------------
                                             FEDDERS
                                              NORTH         OTHER                     ELIMINATING       FEDDERS
                                             AMERICA       FEDDERS       CORPORATE      ENTRIES       CORPORATION
                                             -------       -------       ---------      -------       -----------
Net sales                                   $ 59,388       $ 25,266             --             --       $ 84,654
Cost of sales                                 47,223         17,054             --             --         64,277
Selling, general and administrative
   expense (1)  (3)                            9,231          5,258       $    809             --         15,298
                                            --------       --------       --------       --------       --------
Operating income (loss)                        2,934          2,954           (809)            --          5,079
Partners' net interest in
   joint venture results                          --           (537)            --             --           (537)
Equity income in investment                       --             --            471       $   (471)            --
Net interest expense (2)                      (4,105)          (535)          (214)            --         (4,854)
                                            --------       --------       --------       --------       --------
(Loss) income before income taxes             (1,171)         1,882           (552)          (471)          (312)
(Benefit) provision for income taxes            (375)           615           (332)            --            (92)
                                            --------       --------       --------       --------       --------
Net (loss) income                               (796)         1,267           (220)          (471)          (220)
  Foreign currency translation, net
  of tax                                          14            (71)           (57)            57            (57)
                                            --------       --------       --------       --------       --------
Comprehensive (loss) income                 $   (782)      $  1,196       $   (277)      $   (414)      $   (277)
                                            ========       ========       ========       ========       ========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                          FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
                                                          ------------------------------------------
                                          FEDDERS
                                           NORTH           OTHER                       ELIMINATING       FEDDERS
                                          AMERICA         FEDDERS        CORPORATE       ENTRIES       CORPORATION
                                          -------         -------        ---------       -------       -----------
Net sales                                $  69,535       $  41,643              --              --       $ 111,178
Cost of sales                               52,456          32,444              --              --          84,900
Selling, general and administrative
   expense (1, 3)                           16,010          13,011       $   1,866              --          30,887
                                         ---------       ---------       ---------       ---------       ---------
Operating income (loss)                      1,069          (3,812)         (1,866)             --          (4,609)
Partners' net interest in
   joint venture results                        --             (76)             --              --             (76)
Equity loss in investment                       --              --          (7,990)      $   7,990              --
Net interest expense  (2)                   (8,123)         (1,254)             (5)             --          (9,382)
Other income                                   201             158              --              --             359
                                         ---------       ---------       ---------       ---------       ---------
Loss before income taxes                    (6,853)         (4,984)         (9,861)         7, 990         (13,708)
Benefit for income taxes                    (2,227)         (1,620)           (608)             --          (4,455)
                                         ---------       ---------       ---------       ---------       ---------
Net loss                                    (4,626)         (3,364)         (9,253)          7,990          (9,253)
  Foreign currency translation, net
  of tax                                        47              20              67             (67)             67
                                         ---------       ---------       ---------       ---------       ---------
Comprehensive loss                       $  (4,579)      $  (3,344)      $  (9,186)      $   7,923       $  (9,186)
                                         =========       =========       =========       =========       =========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                           FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
                                                           ------------------------------------------
                                          FEDDERS
                                           NORTH           OTHER                      ELIMINATING       FEDDERS
                                          AMERICA         FEDDERS        CORPORATE      ENTRIES       CORPORATION
                                          -------         -------        ---------      -------       -----------
Net sales                                $  88,907       $  36,726              --              --      $ 125,633
Cost of sales                               70,820          25,820              --              --         96,640
Selling, general and administrative
   expense (1) (3)                          18,928           9,727       $   2,678              --         31,333
                                         ---------       ---------       ---------      ---------       ---------
Operating (loss) income                       (841)          1,179          (2,678)             --         (2,340)
Partners' net interest in
   joint venture results                        --            (667)             --              --           (667)
Equity loss in investment                       --              --          (5,904)      $   5,904             --
Net interest expense (2)                    (7,434)           (963)            (30)             --         (8,427)
                                         ---------       ---------       ---------      ---------       ---------
Loss before income taxes                    (8,275)           (451)         (8,612)          5,904        (11,434)
Benefit for income taxes                    (2,684)           (138)           (880)             --         (3,702)
                                         ---------       ---------       ---------      ---------       ---------
Net loss                                    (5,591)           (313)         (7,732)          5,904         (7,732)
   Foreign currency translation, net
   of tax                                      (43)           (404)           (447)            447           (447)
                                         ---------       ---------       ---------      ---------       ---------
Comprehensive loss                       $  (5,634)      $    (717)      $  (8,179)      $   6,351      $  (8,179)
                                         =========       =========       =========      =========       =========

                               FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                    AS OF FEBRUARY 28, 2002
                                                                    -----------------------
                                           FEDDERS
                                            NORTH           OTHER                       ELIMINATING        FEDDERS
                                           AMERICA         FEDDERS        CORPORATE       ENTRIES        CORPORATION
                                           -------         -------        ---------       -------        -----------
ASSETS
Current Assets:
   Cash and cash equivalents              $   2,441       $   6,410       $     369              --       $   9,220
    Accounts receivable, net                 47,167          13,382              --              --          60,549
   Inventories                               89,737          28,209              --              --         117,946
   Other current assets                       3,339           5,025           9,052              --          17,416
                                          ---------       ---------       ---------       ---------       ---------
Total current assets                       142, 684          53,026           9,421              --         205,131
Investments in subsidiaries                      --              --           9,459       $  (9,459)             --
Net property, plant and equipment            51,631          20,168             963              --          72,762
Goodwill                                     65,688          27,387              --              --          93,075
Other long-term assets                        4,384           5,659          35,758          (7,023)         38,778
                                          ---------       ---------       ---------       ---------       ---------
Total assets                              $ 264,387       $ 106,240       $  55,601       $ (16,482)      $ 409,746
                                          =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes                          $ 53, 950       $   7,138              --              --       $  61,088
Current portion of long-term debt               586           2,660       $     100              --           3,346
Accounts and income taxes payable            18,471          35,068           8,157              --          61,696
Accrued expenses                             16,207           9,225           4,294              --          29,726
                                          ---------       ---------       ---------       ---------       ---------
Total current liabilities                    89,214          54,091          12,551              --         155,856
Long-term debt                              153,772          11,463              75              --         165,310
Other long-term liabilities                   1,913          11,404          20,592       $  (7,023)         26,886
Net due to (from) affiliates                     --          39,311         (39,311)             --              --
Stockholders' equity:
   Common, Class A, and
      Class B Stock                               5              --          38,699              (5)         38,699
   Additional paid-in capital                21,292          24,642          30,702         (45,934)         30,702
   Retained earnings (deficit)               (1,645)        (32,737)         32,230          34,382          32,230
   Deferred compensation
      and Treasury Stock                         --              --         (37,839)             --         (37,839)
   Accumulated other
      comprehensive loss                       (164)         (1,934)         (2,098)          2,098          (2,098)
                                          ---------       ---------       ---------       ---------       ---------
Total stockholders' equity                   19,488         (10,029)         61,694          (9,459)         61,694
                                          ---------       ---------       ---------       ---------       ---------
Total liabilities and
   stockholders' equity                   $ 264,387       $ 106,240       $  55,601       $ (16,482)      $ 409,746
                                          =========       =========       =========       =========       =========

                               FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                   AS OF AUGUST 31, 2001
                                                                   ---------------------
                                           FEDDERS
                                            NORTH           OTHER                       ELIMINATING       FEDDERS
                                           AMERICA         FEDDERS        CORPORATE       ENTRIES       CORPORATION
                                           -------         -------        ---------       -------       -----------
ASSETS
Current Assets:
   Cash and cash equivalents              $  44,331       $   4,211       $   2,650              --       $  51,192
    Accounts receivable, net                  8,095          16,608              --              --          24,703
   Inventories                               50,537          22,209              --              --          72,746
   Other current assets                       1,721           5,326           8,519              --          15,566
                                          ---------       ---------       ---------       ---------       ---------
Total current assets                        104,684          48,354          11,169              --         164,207
Investments in subsidiaries                      --              --          17,382       $ (17,382)             --
Net property, plant and equipment            50,805          19,841           1,105              --          71,751
Goodwill                                     66,092          26,706              --              --          92,798
Other long-term assets                        4,753           2,740          33,106          (7,023)         33,576
                                          ---------       ---------       ---------       ---------       ---------
Total assets                              $ 226,334       $  97,641       $  62,762       $ (24,405)      $ 362,332
                                          =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes                                 --       $   7,470              --              --       $   7,470
Current portion of long-term debt         $     586           2,369       $     100              --           3,055
Accounts and income taxes payable            24,423          17,994           4,599              --          47,016
Accrued expenses                             21,438          11,727           7,858              --          41,023
                                          ---------       ---------       ---------       ---------       ---------
Total current liabilities                    46,447          39,560          12,557              --          98,564
Long-term debt                              153,896          11,379             125              --         165,400
Other long-term liabilities                   1,924          10,264          20,189       $  (7,023)         25,354
Net due to (from) affiliates                     --          43,123         (43,123)             --              --
Stockholders' equity:
   Common, Class A, and
      Class B Stock                               5              --          38,699              (5)         38,699
   Additional paid-in capital                21,292          24,642          31,147         (45,934)         31,147
   Retained earnings (deficit)                2,981         (29,373)         43,313          26,392          43,313
   Deferred compensation
      and Treasury Stock                         --              --         (37,980)             --         (37,980)
   Accumulated other
      comprehensive loss                       (211)         (1,954)         (2,165)          2,165          (2,165)
                                          ---------       ---------       ---------       ---------       ---------
Total stockholders' equity                   24,067          (6,685)         73,014         (17,382)         73,014
                                          ---------       ---------       ---------       ---------       ---------
Total liabilities and
   stockholders' equity                   $ 226,334       $  97,641       $  62,762       $ (24,405)      $ 362,332
                                          =========       =========       =========       =========       =========

                               FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                       AS OF FEBRUARY 28, 2001
                                                                       -----------------------
                                           FEDDERS
                                            NORTH           OTHER                       ELIMINATING        FEDDERS
                                           AMERICA         FEDDERS        CORPORATE       ENTRIES        CORPORATION
                                           -------         -------        ---------       -------        -----------
ASSETS
Current Assets:
   Cash and cash equivalents              $   1,805       $   6,121       $     361              --       $   8,287
   Accounts receivable, net                  53,393          19,451              --              --          72,844
   Inventories                              107,827          26,765              --              --         134,592
   Other current assets                       2,616           4,323           4,812              --          11,751
                                          ---------       ---------       ---------       ---------       ---------
Total current assets                        165,641          56,660           5,173              --         227,474
Investments in subsidiaries                      --              --          27,167       $ (27,167)             --
Net property, plant and equipment            59,075          19,421           1,348              --          79,844
Goodwill                                     67,149          19,662              --              --          86,811
Other long-term assets                        6,634           1,961          24,180              --          32,775
                                          ---------       ---------       ---------       ---------       ---------
Total assets                              $ 298,499       $  97,704       $  57,868       $ (27,167)      $ 426,904
                                          =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes                          $  55,361       $   9,277              --              --       $  64,638
Current portion of long-term debt               579           2,403       $      85              --           3,067
Accounts and income taxes payable            36,470          11,804           1,590              --          49,864
Accrued expenses                             17,691           6,912           1,658              --          26,261
                                          ---------       ---------       ---------       ---------       ---------
Total current liabilities                   110,101          30,396           3,333              --         143,830
Long-term debt                              154,026          12,847             145              --         167,018
Other long-term liabilities                   2,483           3,588          14,336              --          20,407
Net due to (from) affiliates                     --          55,595         (55,595)             --              --
Stockholders' equity:
   Common, Class A, and
      Class B Stock                               5              --          38,375       $      (5)         38,375
   Additional paid-in capital                21,292          23,764          31,010         (45,056)         31,010
   Retained earnings (deficit)               10,879         (26,983)         59,896          16,104          59,896
   Deferred compensation
      and Treasury Stock                         --              --         (31,842)             --         (31,842)
   Accumulated other
      comprehensive loss                       (287)         (1,503)         (1,790)          1,790          (1,790)
                                          ---------       ---------       ---------       ---------       ---------
Total stockholders' equity                   31,889          (4,722)         95,649         (27,167)         95,649
                                          ---------       ---------       ---------       ---------       ---------
Total liabilities and
   stockholders' equity                   $ 298,499       $  97,704       $  57,868       $ (27,167)      $ 426,904
                                          =========       =========       =========       =========       =========

                               FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                             FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
                                                             ------------------------------------------
                                             FEDDERS
                                              NORTH          OTHER                     ELIMINATING       FEDDERS
                                             AMERICA        FEDDERS      CORPORATE       ENTRIES       CORPORATION
                                             -------        -------      ---------       -------       -----------
Net cash (used in)
   provided by operating activities         $(89,479)      $ 10,401       $ (4,059)      $     --       $(83,137)
                                            --------       --------       --------       --------       --------
Net additions to property,  plant and
   equipment                                  (1,446)        (1,044)           (38)            --         (2,528)
Acquisition of businesses                     (4,620)        (3,400)            --             --         (8,020)
                                            --------       --------       --------       --------       --------
Net cash used in investing activities         (6,066)        (4,444)           (38)            --        (10,548)
                                            --------       --------       --------       --------       --------
Net proceeds from  (payments of)
  short-term notes                            53,950           (332)            --             --         53,618
Net (payments of) proceeds from
  long-term debt                                (295)           386            (50)            --             41
Cash dividends                                    --             --         (1,840)            --         (1,840)
Other                                             --             --           (106)            --           (106)
Change in net due to (from) affiliate             --         (3,812)         3,812             --             --
                                            --------       --------       --------       --------       --------
Net cash provided by (used in)
   financing activities                       53,655         (3,758)         1,816             --         51,713
                                            --------       --------       --------       --------       --------
Net (decrease) increase in cash
   and cash equivalents                      (41,890)         2,199         (2,281)            --        (41,972)
Cash and cash equivalents at
   beginning of period                        44,331          4,211          2,650             --         51,192
                                            --------       --------       --------       --------       --------
Cash and cash equivalents at
   end of period                            $  2,441       $  6,410       $    369       $     --       $  9,220
                                            ========       ========       ========       ========       ========

                               FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
                                                               ------------------------------------------
                                              FEDDERS
                                               NORTH          OTHER                       ELIMINATING        FEDDERS
                                              AMERICA        FEDDERS        CORPORATE       ENTRIES        CORPORATION
Net cash used in
   operating activities                     $(107,182)      $  (8,230)      $     (24)      $      --       $(115,436)
                                            ---------       ---------       ---------       ---------       ---------
Net additions to property, plant and
   equipment                                   (5,802)         (1,207)           (113)             --          (7,122)
Acquisition of businesses                          --         (10,928)             --              --         (10,928)
                                            ---------       ---------       ---------       ---------       ---------
Net cash used in investing activities          (5,802)        (12,135)           (113)             --         (18,050)
                                            ---------       ---------       ---------       ---------       ---------
Proceeds from short-term notes                 55,361           5,524              --              --          60,885
Net (repayments of) proceeds from
   long-term debt                                (288)          3,220             230              --           3,162
Cash dividends                                     --              --          (2,029)             --          (2,029)
Repurchase of capital stock                        --              --          (7,978)             --          (7,978)
Other                                              --              --             540              --             540
Change in net due to (from) affiliate              --          11,423         (11,423)             --              --
                                            ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
   financing activities                        55,073          20,167         (20,660)             --          54,580
                                            ---------       ---------       ---------       ---------       ---------
Net decrease in cash
   and cash equivalents                       (57,911)           (198)        (20,797)             --         (78,906)
Cash and cash equivalents at
   beginning of period                         59,716           6,319          21,158              --          87,193
                                            ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents at
   end of period                            $   1,805       $   6,121       $     361       $      --       $   8,287
                                            =========       =========       =========       =========       =========

Intercompany Transactions:

The historical condensed consolidating financial statements presented below include the following transactions between the Company and FNA:

1) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $3.1 million and $2.6 million for the three months ended February 28, 2002 and 2001, respectively. Such charges to FNA amounted to approximately $5.8 million and $6.1 million for the six months ended February 28, 2002 and 2001, respectively.

2) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, a promissory note, an industrial revenue bond and capital lease obligations and a revolving line of credit.

3) FNA's depreciation and amortization for the three months ended February 28, 2002 and 2001 amounted to $2.6 million and $3.2 million, respectively. Capital expenditures of FNA amounted to $0.9 million and $3.1 million in the three-month period of 2002 and 2001, respectively. FNA's depreciation and amortization for the six months ended February 28, 2002 and 2001 amounted to approximately $5.1 million and $5.9 million, respectively. Capital expenditures of FNA amounted to $1.4 million and $5.8 million in the six-month period of 2002 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.


                                                OPERATING RESULTS AS PERCENT OF NET SALES
                                                Three Months                   Six Months
                                               Ended February                Ended February
                                               --------------                --------------
                                            2002           2001           2002           2001
                                            ----           ----           ----           ----
Gross profit                                23.7%          24.1%          23.6%          23.1%
Selling, general and administrative
expense:                                    21.9%          18.1%          27.8%          24.9%
Operating income (loss)                      1.9%           6.0%          (4.1%)         (1.9)%
 Interest expense, net                       6.8%           5.7%           8.4%           6.7%
 Loss before taxes                          (3.9%)         (0.4)%        (12.3%)         (9.1%)
                                            ====           ====           ====           ====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 VERSUS THE THREE MONTHS ENDED FEBRUARY 28, 2001.

Net sales in the second quarter of fiscal 2002 were $73.1 million compared to $84.7 million in the second quarter of fiscal 2001. The sales decline was mainly a result of a decrease in HVACR sales, which were $62.9 million for the quarter, compared to $72.0 million in the second quarter of fiscal 2001. Sales declined in the HVACR segment in the quarter due to a reduction in sales of air conditioners internationally and in the U.S. of products used to cool wireless telecommunication equipment. Sales in the quarter were also affected by a decline in sales in the Engineered Products segment to $10.1 million compared to
12.7 million in the prior year period. The decline was the result of a decrease in sales of fan filter units used in semi-conductor cleanroom applications and in solid-state cooling modules used in fiber-optic applications.

Despite the decline in sales the gross profit percentage for the second fiscal quarter of 23.7% was relatively flat compared to 24.1% in the prior year period due to the ongoing contribution from the Company's previously announced restructuring plan. Production of room air conditioners at the Company's new plant in Shanghai, China and increased production at its existing plant in Ningbo, China have proceeded according to plan.

Selling, general and administrative expenses in the quarter were $16.0 million versus $15.3 million in the prior year. The increase reflects the effect of acquisitions made during the past fiscal year.

Operating income in the quarter was $1.4 million versus $5.1 million in the prior period reflecting the impact of lower sales for both the HVACR and Engineered Products segments for the period.

Net interest expense increased slightly in the second fiscal quarter to $5.0 million versus $4.9 million in the prior period.

The net loss for the second quarter of fiscal 2002 was $1.9 million, or 6 cents per share, compared to a net loss in fiscal 2001 of $0.2 million, or 1 cent per share.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 VERSUS THE SIX MONTHS ENDED FEBRUARY 28, 2001.


In the first six months of fiscal 2002, sales were $111.2 million, an 11.5% decrease from sales of $125.6 million in the comparable fiscal 2001 period. HVACR sales of $91.0 million declined from $101.0 million in the prior year primarily due to weakness in demand due to economic conditions in overseas markets for air conditioners and in the telecommunications market for cooling products used in wireless applications. In the Engineered Products segment sales of $20.2 million decreased from sales of $24.6 million in the prior year period mainly due to a decrease in sales of fan filter units used in semi-conductor cleanroom applications and in solid-state cooling modules used in fiber-optic applications.

Gross profit margins improved to 23.6% from 23.1% in the prior year period due to the ongoing contribution from the Company's previously announced restructuring plan.

Selling, general and administrative expenses in the first six months were $30.9 million versus $31.3 million in the prior year. The prior year period included a non-cash charge of $1.0 million for the re-pricing of a majority of unexercised stock options. Net of the non-cash charge, the increase reflects the effect of acquisitions made during the past fiscal year.

The operating loss year-to-date was $4.6 million versus $2.3 million in the prior period reflecting the impact of lower sales for both the HVACR and Engineered Products segments for the period.

Net interest expense increased to $9.4 million versus $8.4 million in the prior period due primarily to lower interest income as a result of lower cash balances due to acquisitions and lower interest rates.

The Company normally reports a loss in the first half of the fiscal year due to the seasonality of its business. The net loss for year-to-date fiscal 2002 was $9.3 million, or 30 cents per share, compared to a net loss in the fiscal 2001 period of $7.7 million, or 24 cents per share.


LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $9.2 million at February 28, 2002 compared to $8.3 million at the end of February 2001.

Net cash used in operations for the six-months ended February 28, 2002 amounted to $83.1 million, compared to $115.4 million in the prior period. Lower net inventories and an increase in accounts payable due to the ramp-up of production in China during the second quarter were the primary reason for the lower use of cash from the prior year. Net inventories at the end of the second quarter were $117.9 million compared to $134.6 million at the end of the second quarter last year.

Net cash used in investing activities was $10.5 million versus $18.1 million in the prior period. Investments in acquisitions amounted to $8.0 million for the first half of fiscal 2002. The Company completed the acquisition in the first quarter of a wholly-owned air conditioning manufacturing operation in Shanghai, China, now called Fedders Shanghai, Co., Ltd. This plant has fully replaced the production of room air conditioners previously produced at the Company's Tennessee plant, which ceased production as part of the 2001 restructuring plan. The Company also completed two joint ventures during the first quarter. In October 2001, the Company entered into a joint venture with Voltas Limited to produce room air conditioners in India. Fedders and Voltas each have a 50 percent interest in the joint venture, which produces room and ductless split system air conditioners. In November 2001, Melcor Corporation ("Melcor"), a subsidiary of the Company, and Quanzhou Hua Yu Electrical Component Factory formed a joint venture, Quanzhou Melcor Hua Yu Thermoelectric Company Ltd., to manufacture thermoelectric modules in China. Melcor has a 65% interest in the joint venture. Capital expenditures for the six-month period ended February 28, 2002 were $2.6 million compared to $7.1 million during the same period in fiscal 2001.

Net cash provided by financing activities during the six-month period was $51.7 million, which consisted primarily of $53.6 million in short-term borrowings partially offset by $1.8 million of cash dividends.

The Company declared quarterly dividends of 3.0 cents on each share of outstanding Class A and Common Stock and 2.7 cents on each share of outstanding Class B Stock in the second quarter of fiscal 2002 and 2001.

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

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those intangible assets that are required to be included in goodwill. SFAS 141 will be effective for all business combinations completed by the Company after June 30, 2001. Under the provisions of SFAS 141, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001, may not be amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, will continue to be amortized until August 31, 2002.

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

The Company is in the process of evaluating the effect that adopting SFAS 142 will have on its financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

Reports on Form 8-K were filed on January 3, 2002 regarding the first quarter fiscal 2002 earnings release, and on February 27, 2002 regarding a press release announcing the adjournment of its annual meeting of stockholders.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FEDDERS CORPORATION



By /s/  Michael Giordano
Executive Vice President, Finance and Administration
  and Chief Financial Officer

April  15, 2002

Signing both in his capacity as
Executive Vice President, Finance and Administration and Chief Financial Officer and on behalf of the registrant.