Form 10-Q
period 2002-05-31
FEDDERS CORP /DE
filed 2002-07-15
CIK 744106

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



             FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002



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

     The registrant has outstanding 29,888,621 shares of Common Stock, and 2,493,047 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of June 30, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FEDDERS CORPORATION

                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
Item 1.  Financial Statements
         Consolidated Statements of Operations and Comprehensive
           Income....................................................    2
         Consolidated Balance Sheets.................................   3-4
         Consolidated Statements of Cash Flows.......................    5
         Notes to Consolidated Financial Statements..................  6-20
Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition........................  21-24

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   24
Item 6.  Exhibits and Reports on Form 8-K............................   24
SIGNATURE............................................................   25

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              FEDDERS CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           MAY 31,               MAY 31,
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
Net sales..........................................  $170,688   $189,357   $281,866   $314,990
Cost of sales......................................   130,829    157,406    215,729    254,046
Selling, general and administrative expense........    16,458     16,762     47,345     48,095
                                                     --------   --------   --------   --------
                                                      147,287    174,168    263,074    302,141
                                                     --------   --------   --------   --------
Operating income...................................    23,401     15,189     18,792     12,849
Partners' net interest in joint venture results....       496        205        420       (462)
Interest expense, net..............................    (5,032)    (5,236)   (14,414)   (13,663)
Other income.......................................       288         --        647         --
                                                     --------   --------   --------   --------
Income (loss) before income taxes..................    19,153     10,158      5,445     (1,276)
Provision (benefit) for income taxes...............     6,225      3,288      1,770       (414)
                                                     --------   --------   --------   --------
Net income (loss)..................................  $ 12,928   $  6,870   $  3,675   $   (862)
Other comprehensive income (loss)-foreign currency
  translation, net of tax..........................       218       (356)       285       (803)
                                                     --------   --------   --------   --------
Comprehensive income (loss)........................  $ 13,146   $  6,514   $  3,960   $ (1,665)
                                                     ========   ========   ========   ========
Basic and diluted earnings (loss) per share........  $   0.40   $   0.22   $   0.12   $  (0.03)
Dividends per share declared:
  New Common Stock.................................  $  0.030         --   $  0.030         --
  Old Common and Class A Stock.....................        --   $  0.030      0.060   $  0.090
  New Class B Stock................................     0.030         --      0.030         --
  Old Class B Stock................................  $     --   $  0.027   $  0.054   $  0.081
                                                     ========   ========   ========   ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              MAY 31,    AUGUST 31,   MAY 31,
                                                                2002        2001        2001
                                                              --------   ----------   --------
                                            ASSETS
Current assets:
Cash and cash equivalents...................................  $ 15,713    $ 51,192    $ 20,934
Accounts receivable (net of allowance of $2,751, $2,494, and
  $2,957 at May 31, 2002, August 31, 2001 and May 31, 2001,
  respectively).............................................    82,440      24,703      89,868
Inventories:
  Finished goods............................................    52,868      48,929      46,703
  Work-in-process...........................................     3,391       3,865       6,636
  Raw materials and supplies................................    20,650      19,952      31,510
                                                              --------    --------    --------
                                                                76,909      72,746      84,849
Deferred income taxes.......................................     8,830       8,819       4,751
Other current assets........................................     9,824       6,747       6,675
                                                              --------    --------    --------
Total current assets........................................   193,716     164,207     207,077
Property, plant and equipment:
  Land and improvements.....................................     3,802       3,770       3,730
  Buildings and leasehold improvements......................    39,722      39,661      35,055
  Machinery and equipment...................................   108,860     103,294     120,158
                                                              --------    --------    --------
                                                               152,384     146,725     158,943
Less accumulated depreciation...............................    80,055      74,974      79,704
                                                              --------    --------    --------
                                                                72,329      71,751      79,239
Deferred income taxes.......................................     6,510       6,424       5,088
Goodwill....................................................    92,665      92,798      93,705
Other assets................................................    34,186      27,152      28,213
                                                              --------    --------    --------
Total assets................................................  $399,406    $362,332    $413,322
                                                              ========    ========    ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE)
                                  (UNAUDITED)

                                                              MAY 31,    AUGUST 31,   MAY 31,
                                                                2002        2001        2001
                                                              --------   ----------   --------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes..........................................  $  8,591    $  7,470    $  7,708
  Current portion of long-term debt.........................     3,381       3,055       2,986
  Accounts payable..........................................    61,236      40,689      58,476
  Income taxes payable......................................     9,173       6,327      10,599
  Accrued expenses..........................................    51,563      41,023      48,211
                                                              --------    --------    --------
Total current liabilities...................................   133,944      98,564     127,980
Long-term debt..............................................   164,582     165,400     166,219
Other long-term liabilities.................................    22,632      22,510      18,041
Partners' net interest in joint venture.....................     4,517       2,844       3,231
Stockholders' equity
Preferred Stock, $1 par value, 15,000 shares authorized,
  none issued at May 31, 2002, August 31, 2001 and May 31,
  2001......................................................        --          --          --
New Common Stock, $0.01 par value, 70,000 shares authorized,
  38,047 issued at May 31, 2002, none issued at August 31,
  2001 and May 31, 2001.....................................       380          --          --
Old Common Stock, $1 par value, 80,000 shares authorized,
  none issued at May 31, 2002, 16,135 issued August 31, 2001
  and
  May 31, 2001..............................................        --      16,135      16,135
Class A Stock, $1 par value, 60,000 shares authorized, none
  issued at May 31, 2002, 20,298 and 19,988 issued at August
  31, 2001 and May 31, 2001, respectively...................        --      20,298      19,988
New Class B Stock, $0.01 par value, 5,000 shares authorized,
  2,493 issued at May 31, 2002, none issued at August 31,
  2001 and May 31, 2001.....................................        25          --          --
Old Class B Stock, $1 par value, 7,500 shares authorized,
  none issued at May 31, 2002, 2,266 issued August 31, 2001
  and May 31, 2001..........................................        --       2,266       2,266
Additional paid-in capital..................................    68,789      31,147      30,641
Retained earnings...........................................    44,186      43,313      65,819
Accumulated other comprehensive loss........................    (1,880)     (2,165)     (2,317)
                                                              --------    --------    --------
                                                               111,500     110,994     132,532
Treasury stock, at cost, 8,158 shares of new Common Stock at
  May 31, 2002, 7,908 and 7,197 shares of Old Common and
  Class A Stock at August 31, 2001 and May 31, 2001,
  respectively..............................................   (37,322)    (37,322)    (33,952)
Deferred compensation.......................................      (447)       (658)       (729)
                                                              --------    --------    --------
Total stockholders' equity..................................    73,731      73,014      97,851
                                                              --------    --------    --------
Total liabilities and stockholders' equity..................  $399,406    $362,332    $413,322
                                                              ========    ========    ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                    MAY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  3,675   $   (862)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................    10,572     11,685
  Deferred income taxes.....................................       (97)        --
  Stock option repricing charge.............................      (339)     1,064
  Partners' net interest in joint venture results...........      (420)     1,252
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (57,627)   (61,300)
  Inventories...............................................    (2,965)    (3,847)
  Other current assets......................................    (3,077)    (1,088)
  Other assets..............................................    (4,930)    (1,982)
  Accounts payable..........................................    20,321     18,338
  Accrued expenses..........................................    11,990      8,128
  Income taxes payable......................................     2,846       (359)
  Other long-term liabilities...............................       122       (671)
  Other -- net..............................................        --       (651)
                                                              --------   --------
Net cash used in operating activities.......................   (19,929)   (30,293)
                                                              --------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment................    (4,557)    (9,267)
  Disposal of property, plant and equipment.................       150         --
  Acquisition of businesses, net of cash acquired...........    (8,211)   (19,449)
                                                              --------   --------
Net cash used in investing activities.......................   (12,618)   (28,716)
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from short-term notes............................     1,000      3,955
  Proceeds from long-term borrowings........................     2,000      4,519
  Repayments of long-term debt..............................    (2,863)    (2,009)
  Repurchases of capital stock..............................        --    (10,573)
  Cash dividends............................................    (2,756)    (2,976)
  Proceeds from stock options exercised.....................         1        275
  Other.....................................................      (314)      (441)
                                                              --------   --------
Net cash used in financing activities.......................    (2,932)    (7,250)
                                                              --------   --------
  Net decrease in cash and cash equivalents.................   (35,479)   (66,259)
  Cash and cash equivalents at beginning of period..........    51,192     87,193
                                                              --------   --------
  Cash and cash equivalents at end of period................  $ 15,713   $ 20,934
                                                              ========   ========
Supplemental disclosure:
  Net interest paid.........................................  $  9,487   $  9,323
  Net income taxes refunded.................................    (4,915)      (525)
                                                              ========   ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The Company's business is seasonal, and consequently, operating results for the three-month and nine-month periods ended May 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002.

2.  ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING CHARGES

     In the fourth quarter of fiscal 2001, the Company announced a plan to restructure its existing operations which included the movement of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694,000 of charges in the fourth quarter of 2001.

     Of the $13,694,000 in total charges recorded, $10,445,000 represented non-cash charges primarily related to the fixed asset impairments and inventory write-downs. The remaining charge of $3,249,000 represented future cash payments that will be required to be made in connection with employee severance and facility closing costs. The total cash expended in fiscal 2001 was $172,000, of which $100,000 was related to severance charges. In the first nine months of fiscal 2002, the Company expended an additional $733,000, of which $608,000 related to severance and other workforce reduction charges.

     The following table summarizes the activity and balances of the restructuring reserve account from September 1, 2001 to May 31, 2002:
(amounts in thousands)

                                              SEPTEMBER 1,                            MAY 31,
                                                  2001                                 2002
                                                BALANCE      ADDITIONS   DEDUCTIONS   BALANCE
                                              ------------   ---------   ----------   -------
Workforce reductions........................     $1,773         $--        $(608)     $1,165
Facility closing costs......................        787         --          (124)        663
Other costs.................................        517         --            (1)        516
                                                 ------         --         -----      ------
Total.......................................     $3,077         $--        $(733)     $2,344
                                                 ======         ==         =====      ======

     The timing and cost of the restructuring plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of fiscal 2001. The original employee severance cost of $1,873,000 was due to the elimination of 800 factory workers in the U.S. As of the end of the first quarter of fiscal 2002 all of these workers had been terminated.

3.  STOCKHOLDERS EQUITY

     On March 26, 2002, the Company's stockholders approved a recapitalization plan (the "plan"), which became effective the same day. Under the plan the holder of each share of Common Stock received 1.1 shares of new Common Stock, the holder of each share of Class A Stock received 1 share of new Common Stock,

                              FEDDERS CORPORATION
and the holder of each share of Class B Stock received 1.1 shares of new Class B Stock. The par value of the new Common Stock and the new Class B Stock is $0.01 while, the par value of the old common and Class B Stock was $1.00. The new Common Stock and the new Class B Stock have alternating preferences with respect to payments or distributions in the event of any dissolution, liquidation, or winding up of the Company. No such liquidation preference existed previously. Each share of new Class B Stock shares equally with each share of new Common Stock in payments of dividends while, each share of old Class B Stock received 90% of the dividends paid to each share of old Common Stocks. The new Class B Stock will automatically be converted into shares of new Common Stock if the number of outstanding shares of new Class B Stock falls below 2.5% of the aggregate number of issued and outstanding shares of new Common Stock and new Class B Stock. The old Class B Stock automatically converted into shares of old Common Stock if the number of outstanding shares of old Class B Stock fell below
5.0 % of the aggregate number of issued and outstanding shares of old Common Stock and old Class B Stock.

4.  EARNINGS PER SHARE

     As discussed in Footnote 3, the Company issued new Common Stock and new Class B Stock on March 26, 2002. Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for each period. For the third quarter and first nine months of fiscal 2002, weighted average shares outstanding is computed using the number of old Common, Class A and old Class B stock outstanding from the beginning of the period through March 25, 2002, and the new Common and new Class B Stock outstanding from March 26, 2002 through May 31, 2002. For the third quarter and first nine months of fiscal 2001, the weighted average shares outstanding is computed using the number of old Common, Class A and Class B Stock outstanding. For the third fiscal quarters ended 2002 and 2001, the weighted average shares outstanding amounted to approximately 31,932,000 and 31,485,000, respectively. In the third fiscal quarter of 2002 and 2001, stock options included in computing diluted earnings per share amounted to approximately 10,000 shares and 397,000 shares, respectively. The weighted average number of shares outstanding for the first nine months of fiscal 2002 and 2001 amounted to approximately 31,176,000 and 32,093,000, respectively. Stock options included in computing diluted earnings per share amounted to approximately 4,000 shares for the nine months ended May 31, 2002. Stock options were not included in the computation of diluted earnings per share in the nine months ended May 31, 2001 due to their anti-dilutive effect given the net loss in the period. If the recapitalization plan had been effective on September 1, 2000, basic earnings per share for the third quarter of fiscal 2002 and 2001 would have been $0.40 and $0.21, respectively. Diluted earnings per share for the third quarter of fiscal 2002 and 2001 would have been $0.40 and $0.20, respectively. For the first nine months of fiscal 2002 basic and diluted earnings per share would have been $0.11. For the first nine months of fiscal 2001, basic and diluted loss per share would have been $0.03.

5.  STOCK OPTION REPRICING

     In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options. In the first quarter of fiscal 2002, the Company recorded a $339,000 reduction to compensation expense to reflect changes in the market price of the Company's Class A Stock. No adjustment was necessary in the second or third quarter of fiscal 2002. In the third quarter of fiscal 2001, the Company recorded a $37,000 non-cash charge due to the repricing. For the nine months ended May 31, 2001, the Company recorded a total non-cash charge of $1,064,000 due to the repricing.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

                              FEDDERS CORPORATION

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Company is in the process of evaluating the effect that adopting SFAS 145 will have on its financial statements.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

7.  INDUSTRY SEGMENT

     The Company has two reportable segments: Heating, Ventilating, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. The Company's reportable segments were determined based upon

                              FEDDERS CORPORATION
several factors including the nature of the products provided and markets served. Each reportable segment is managed separately and includes various operating segments which have been aggregated due to similar economic characteristics. The 2001 segment presentation has been restated to conform to the current year, two-segment presentation.

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

SUMMARY OF BUSINESS BY SEGMENT:
(AMOUNTS IN THOUSANDS)

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   MAY 31,               MAY 31,
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
Net Sales
HVACR......................................  $159,776   $177,630   $250,758   $278,676
Engineered Products........................    10,912     11,727     31,108     36,314
                                             --------   --------   --------   --------
  Consolidated net sales...................  $170,688   $189,357   $281,866   $314,990
                                             ========   ========   ========   ========
Income (loss) before interest and taxes
HVACR......................................  $ 22,971   $ 13,211   $ 21,543   $ 15,369
Engineered Products........................        15        538       (671)     1,089
                                             --------   --------   --------   --------
Segment income before interest and taxes...    22,986     13,749     20,872     16,458
Non-allocated (income) expenses............    (1,199)    (1,645)     1,013      4,071
Interest expense...........................     5,032      5,236     14,414     13,663
Provision (benefit) for income taxes.......     6,225      3,288      1,770       (414)
                                             --------   --------   --------   --------
  Consolidated net income (loss)...........  $ 12,928   $  6,870   $  3,675   $   (862)
                                             ========   ========   ========   ========

                                                       MAY 31,    AUG. 31,   MAY 31,
                                                         2002       2001       2001
                                                       --------   --------   --------
Total Assets
HVACR................................................  $278,854   $224,914   $304,856
Engineered Products..................................    68,655     57,712     60,004
Non-allocated assets, including non-allocated cash...    51,897     79,706     48,462
                                                       --------   --------   --------
Consolidated assets..................................  $399,406   $362,332   $413,322
                                                       ========   ========   ========

                              FEDDERS CORPORATION

8.  SUBSEQUENT EVENT

     On June 25, 2002, the board of directors granted options to purchase approximately 1,327,000 shares of the Common Stock of the Company to 77 employees under a stock option plan approved by stockholders in 1996. The exercise price of the options is equal to the fair market value of the Common Stock of the Company on the date of the grant. These options have a term of 5 years and vest in increments of 25% per year over a four-year period on the yearly anniversary date of the grant.

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                    FOR THE THREE MONTHS ENDED MAY 31, 2002
                                           ----------------------------------------------------------
                                           FEDDERS
                                            NORTH      OTHER                ELIMINATING     FEDDERS
                                           AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                           --------   -------   ---------   -----------   -----------
Net sales................................  $142,232   $28,456         --           --      $170,688
Cost of sales............................   109,938    20,891         --           --       130,829
Selling, general and administrative
  expense(1)(3)..........................    11,421     6,903    $(1,866)          --        16,458
                                           --------   -------    -------     --------      --------
Operating income.........................    20,873       662      1,866           --        23,401
Partners' net interest in joint venture
  results................................        --       496         --           --           496
Equity income in investment..............        --        --     11,646     $(11,646)           --
Net interest (expense) income(2).........    (4,528)     (572)        68           --        (5,032)
Other income (expense)...................        90       232        (34)          --           288
                                           --------   -------    -------     --------      --------
Income before income taxes...............    16,435       818     13,546      (11,646)       19,153
Provision for income taxes...............     5,341       266        618           --         6,225
                                           --------   -------    -------     --------      --------
Net income...............................    11,094       552     12,928      (11,646)       12,928
Foreign currency translation, net of
  tax....................................       (74)      292        218         (218)          218
                                           --------   -------    -------     --------      --------
Comprehensive income.....................  $ 11,020   $   844    $13,146     $(11,864)     $ 13,146
                                           ========   =======    =======     ========      ========

                              FEDDERS CORPORATION

                                                    FOR THE THREE MONTHS ENDED MAY 31, 2001
                                           ----------------------------------------------------------
                                           FEDDERS
                                            NORTH      OTHER                ELIMINATING     FEDDERS
                                           AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                           --------   -------   ---------   -----------   -----------
Net sales................................  $157,366   $31,991        --            --      $189,357
Cost of sales............................   135,233    22,173        --            --       157,406
Selling, general and administrative
  expense(1)(3)..........................    10,730     6,739    $ (707)           --        16,762
                                           --------   -------    ------       -------      --------
Operating income.........................    11,403     3,079       707            --        15,189
Partners' net interest in joint venture
  results................................        --       205        --            --           205
Equity income in investment..............        --        --     5,524       $(5,524)           --
Net interest (expense) income(2).........    (5,884)     (639)    1,287            --        (5,236)
                                           --------   -------    ------       -------      --------
Income before income taxes...............     5,519     2,645     7,518        (5,524)       10,158
Provision for income taxes...............     1,788       852       648            --         3,288
                                           --------   -------    ------       -------      --------
Net income...............................     3,731     1,793     6,870        (5,524)        6,870
Foreign currency translation, net of
  tax....................................        31      (387)       --            --          (356)
                                           --------   -------    ------       -------      --------
Comprehensive income.....................  $  3,762   $ 1,406    $6,870       $(5,524)     $  6,514
                                           ========   =======    ======       =======      ========

                              FEDDERS CORPORATION

                                                     FOR THE NINE MONTHS ENDED MAY 31, 2002
                                           ----------------------------------------------------------
                                           FEDDERS
                                            NORTH      OTHER                ELIMINATING     FEDDERS
                                           AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                           --------   -------   ---------   -----------   -----------
Net sales................................  $211,767   $70,099        --            --      $281,866
Cost of sales............................   162,394    53,335        --            --       215,729
Selling, general and administrative
  expense(1)(3)..........................    27,431    19,914        --            --        47,345
                                           --------   -------    ------       -------      --------
Operating income (loss)..................    21,942    (3,150)       --            --        18,792
Partners' net interest in joint venture
  results................................        --       420        --            --           420
Equity income in investment..............        --        --    $3,656       $(3,656)           --
Net interest (expense) income(2).........   (12,651)   (1,826)       63            --       (14,414)
Other income (expense)...................       291       390       (34)           --           647
                                           --------   -------    ------       -------      --------
Income (loss) before income taxes........     9,582    (4,166)    3,685        (3,656)        5,445
Provision (benefit) for income taxes.....     3,114    (1,354)       10            --         1,770
                                           --------   -------    ------       -------      --------
Net income (loss)........................     6,468    (2,812)    3,675        (3,656)        3,675
Foreign currency translation, net of
  tax....................................       (27)      312       285          (285)          285
                                           --------   -------    ------       -------      --------
Comprehensive income (loss)..............  $  6,441   $(2,500)   $3,960       $(3,941)     $  3,960
                                           ========   =======    ======       =======      ========

                              FEDDERS CORPORATION

                                                     FOR THE NINE MONTHS ENDED MAY 31, 2001
                                           ----------------------------------------------------------
                                           FEDDERS
                                            NORTH      OTHER                ELIMINATING     FEDDERS
                                           AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                           --------   -------   ---------   -----------   -----------
Net sales................................  $246,273   $68,717         --         --        $314,990
Cost of sales............................   206,053    47,993         --         --         254,046
Selling, general and administrative
  expense(1)(3)..........................    29,658    16,466    $ 1,971         --          48,095
                                           --------   -------    -------       ----        --------
Operating income (loss)..................    10,562     4,258     (1,971)        --          12,849
Partners' net interest in joint venture
  results................................        --      (462)        --         --            (462)
Equity loss in investment................        --        --       (380)      $380              --
Net interest (expense) income(2).........   (13,318)   (1,602)     1,257         --         (13,663)
                                           --------   -------    -------       ----        --------
(Loss) income before income taxes........    (2,756)    2,194     (1,094)       380          (1,276)
(Benefit) provision for income taxes.....      (896)      714       (232)        --            (414)
                                           --------   -------    -------       ----        --------
Net (loss) income........................    (1,860)    1,480       (862)       380            (862)
Foreign currency translation, net of
  tax....................................       (12)     (791)        --         --            (803)
                                           --------   -------    -------       ----        --------
Comprehensive (loss) income..............  $ (1,872)  $   689    $  (862)      $380        $ (1,665)
                                           ========   =======    =======       ====        ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                             AS OF MAY 31, 2002
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents............  $  6,767   $  3,462   $  5,484           --      $ 15,713
  Accounts receivable, net.............    64,947     17,493         --           --        82,440
  Inventories..........................    55,426     21,483         --           --        76,909
  Other current assets.................     3,894      5,818      8,942           --        18,654
                                         --------   --------   --------     --------      --------
Total current assets...................   131,034     48,256     14,426           --       193,716
Investments in subsidiaries............        --         --     21,323     $(21,323)           --
Net property, plant and equipment......    51,423     19,990        916           --        72,329
Goodwill...............................    65,163     27,502         --           --        92,665
Other long-term assets.................     4,304      6,602     36,813       (7,023)       40,696
                                         --------   --------   --------     --------      --------
Total assets...........................  $251,924   $102,350   $ 73,478     $(28,346)     $399,406
                                         ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes.......................  $  3,020   $  5,571         --           --      $  8,591
Current portion of long-term debt......       583      2,691   $    107           --         3,381
Accounts and income taxes payable......    28,791     33,075      8,543           --        70,409
Accrued expenses.......................    33,253     11,181      7,129           --        51,563
                                         --------   --------   --------     --------      --------
Total current liabilities..............    65,647     52,518     15,779           --       133,944
Long-term debt.........................   153,855     10,685         42           --       164,582
Other long-term liabilities............     1,914     11,800     20,458     $ (7,023)       27,149
Net due to (from) affiliates...........        --     36,532    (36,532)          --            --
Stockholders' equity:
  New Common and Class B Stock.........         5         --        405           (5)          405
  Additional paid-in capital...........    21,292     24,642     68,789      (45,934)       68,789
  Retained earnings (deficit)..........     9,449    (32,185)    44,186       22,736        44,186
  Deferred compensation and Treasury
     stock.............................        --         --    (37,769)          --       (37,769)
  Accumulated other comprehensive
     loss..............................      (238)    (1,642)    (1,880)       1,880        (1,880)
                                         --------   --------   --------     --------      --------
Total stockholders' equity.............    30,508     (9,185)    73,731      (21,323)       73,731
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity...............................  $251,924   $102,350   $ 73,478     $(28,346)     $399,406
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                            AS OF AUGUST 31, 2001
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents............  $ 44,331   $  4,211   $  2,650           --      $ 51,192
  Accounts receivable, net.............     8,095     16,608         --           --        24,703
  Inventories..........................    50,537     22,209         --           --        72,746
  Other current assets.................     1,721      5,326      8,519           --        15,566
                                         --------   --------   --------     --------      --------
Total current assets...................   104,684     48,354     11,169           --       164,207
Investments in subsidiaries............        --         --     17,382     $(17,382)           --
Net property, plant and equipment......    50,805     19,841      1,105           --        71,751
Goodwill...............................    66,092     26,706         --           --        92,798
Other long-term assets.................     4,753      2,740     33,106       (7,023)       33,576
                                         --------   --------   --------     --------      --------
Total assets...........................  $226,334   $ 97,641   $ 62,762     $(24,405)     $362,332
                                         ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes.......................        --   $  7,470         --           --      $  7,470
Current portion of long-term debt......  $    586      2,369   $    100           --         3,055
Accounts and income taxes payable......    24,423     17,994      4,599           --        47,016
Accrued expenses.......................    21,438     11,727      7,858           --        41,023
                                         --------   --------   --------     --------      --------
Total current liabilities..............    46,447     39,560     12,557           --        98,564
Long-term debt.........................   153,896     11,379        125           --       165,400
Other long-term liabilities............     1,924     10,264     20,189     $ (7,023)       25,354
Net due to (from) affiliates...........        --     43,123    (43,123)          --            --
Stockholders' equity:
  Common, Class A, and Class B Stock...         5         --     38,699           (5)       38,699
  Additional paid-in capital...........    21,292     24,642     31,147      (45,934)       31,147
  Retained earnings (deficit)..........     2,981    (29,373)    43,313       26,392        43,313
  Deferred compensation and Treasury
     stock.............................        --         --    (37,980)          --       (37,980)
  Accumulated other comprehensive
     loss..............................      (211)    (1,954)    (2,165)       2,165        (2,165)
                                         --------   --------   --------     --------      --------
Total stockholders' equity.............    24,067     (6,685)    73,014      (17,382)       73,014
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity...............................  $226,334   $ 97,641   $ 62,762     $(24,405)     $362,332
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                             AS OF MAY 31, 2001
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents............  $  4,743   $  5,715   $ 10,476           --      $ 20,934
  Accounts receivable, net.............    72,218     17,650         --           --        89,868
  Inventories..........................    58,709     26,140         --           --        84,849
  Other current assets.................     2,267      4,475      4,684           --        11,426
                                         --------   --------   --------     --------      --------
Total current assets...................   137,937     53,980     15,160           --       207,077
Investments in subsidiaries............        --         --     33,042     $(33,042)           --
Net property, plant and equipment......    58,570     19,439      1,230           --        79,239
Goodwill...............................    66,621     27,084         --           --        93,705
Other long-term assets.................     5,558      2,904     31,862       (7,023)       33,301
                                         --------   --------   --------     --------      --------
Total assets...........................  $268,686   $103,407   $ 81,294     $(40,065)     $413,322
                                         ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes.......................        --   $  7,708         --           --      $  7,708
Current portion of long-term debt......  $    579      2,320   $     87           --         2,986
Accounts and income taxes payable......    40,913     24,140      4,022           --        69,075
Accrued expenses.......................    35,050     10,068      3,093           --        48,211
                                         --------   --------   --------     --------      --------
Total current liabilities..............    76,542     44,236      7,202           --       127,980
Long-term debt.........................   153,995     12,102        122           --       166,219
Other long-term liabilities............     2,482     11,211     14,602     $ (7,023)       21,272
Net due to (from) affiliates...........        --     38,483    (38,483)          --            --
Stockholders' equity:
  Common, Class A, and Class B Stock...         5         --     38,389           (5)       38,389
  Additional paid-in capital...........    21,292     24,642     30,641      (45,934)       30,641
  Retained earnings (deficit)..........    14,610    (25,190)    65,819       10,580        65,819
  Deferred compensation and treasury
     stock.............................        --         --    (34,681)          --       (34,681)
  Accumulated other comprehensive
     loss..............................      (240)    (2,077)    (2,317)       2,317        (2,317)
                                         --------   --------   --------     --------      --------
Total stockholders' equity.............    35,667     (2,625)    97,851      (33,042)       97,851
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity...............................  $268,686   $103,407   $ 81,294     $(40,065)     $413,322
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                     FOR THE NINE MONTHS ENDED MAY 31, 2002
                                           ----------------------------------------------------------
                                           FEDDERS
                                            NORTH      OTHER                ELIMINATING     FEDDERS
                                           AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                           --------   -------   ---------   -----------   -----------
Net cash (used in) provided by operating
  activities.............................  $(33,006)  $13,606    $  (529)       $--        $(19,929)
                                           --------   -------    -------        --         --------
Net additions to property, plant and
  equipment..............................    (2,658)   (1,666)       (83)       --           (4,407)
Acquisition of businesses................    (4,620)   (3,591)        --        --           (8,211)
                                           --------   -------    -------        --         --------
Net cash used in investing activities....    (7,278)   (5,257)       (83)       --          (12,618)
                                           --------   -------    -------        --         --------
Net proceeds from (payments of)
  short-term notes.......................     3,020    (2,020)        --        --            1,000
Net payments of long-term debt...........      (300)     (487)       (76)       --             (863)
Cash dividends...........................        --        --     (2,756)       --           (2,756)
Other....................................        --        --       (313)       --             (313)
Change in net due to (from) affiliate....        --    (6,591)     6,591        --               --
                                           --------   -------    -------        --         --------
Net cash provided by (used in) financing
  activities.............................     2,720    (9,098)     3,446        --           (2,932)
                                           --------   -------    -------        --         --------
Net (decrease) increase in cash and cash
  equivalents............................   (37,564)     (749)     2,834        --          (35,479)
Cash and cash equivalents at beginning of
  period.................................    44,331     4,211      2,650        --           51,192
                                           --------   -------    -------        --         --------
Cash and cash equivalents at end of
  period.................................  $  6,767   $ 3,462    $ 5,484        $--        $ 15,713
                                           ========   =======    =======        ==         ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                   FOR THE NINE MONTHS ENDED MAY 31, 2001
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
Net cash (used in) provided by
  operating activities.................  $(47,472)  $ 19,965   $ (2,786)    $     --      $(30,293)
                                         --------   --------   --------     --------      --------
Net additions to property, plant and
  equipment............................    (7,111)    (1,897)      (259)          --        (9,267)
Acquisition of businesses..............        --    (19,449)        --           --       (19,449)
                                         --------   --------   --------     --------      --------
Net cash used in investing
  activities...........................    (7,111)   (21,346)      (259)          --       (28,716)
                                         --------   --------   --------     --------      --------
Net proceeds from short-term notes.....        --      3,955         --           --         3,955
Net (repayments of) proceeds from long-
  term debt............................      (390)     2,691        209           --         2,510
Cash dividends.........................        --         --     (2,976)          --        (2,976)
Repurchase of capital stock............        --         --    (10,573)          --       (10,573)
Other..................................        --         --       (166)          --          (166)
Change in net due to (from)
  affiliate............................        --     (5,869)     5,869           --            --
                                         --------   --------   --------     --------      --------
Net cash (used in) provided by
  financing activities.................      (390)       777     (7,637)          --        (7,250)
                                         --------   --------   --------     --------      --------
Net decrease in cash and cash
  equivalents..........................   (54,973)      (604)   (10,682)          --       (66,259)
Cash and cash equivalents at beginning
  of period............................    59,716      6,319     21,158           --        87,193
                                         --------   --------   --------     --------      --------
Cash and cash equivalents at end of
  period...............................  $  4,743   $  5,715   $ 10,476     $     --      $ 20,934
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

INTERCOMPANY TRANSACTIONS:

     The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

          1) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $3.5 million and $4.4 million for the three months ended May 31, 2002 and 2001, respectively. Such charges to FNA amounted to approximately $9.3 million and $10.5 million for the nine months ended May 31, 2002 and 2001, respectively.

          2) FNA's interest expense reflects actual interest charges on the 9 3/8% Senior Subordinated Notes due 2007, a promissory note, an industrial revenue bond, capital lease obligations and a revolving line of credit.

          3) FNA's depreciation and amortization for the three months ended May 31, 2002 and 2001 amounted to $2.4 million and $2.5 million, respectively. Capital expenditures of FNA for the three months ended May 31, 2002 and 2001 amounted to $1.3 million for both periods. FNA's depreciation and amortization for the nine months ended May 31, 2002 and 2001 amounted to approximately $7.5 million and $8.4 million, respectively. Capital expenditures of FNA amounted to $2.7 million and $7.1 million in the nine-month period of 2002 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

                                                                OPERATING RESULTS AS
                                                                PERCENT OF NET SALES
                                                             ---------------------------
                                                             THREE MONTHS    NINE MONTHS
                                                                 ENDED          ENDED
                                                                MAY 31,        MAY 31,
                                                             -------------   -----------
                                                             2002    2001    2002   2001
                                                             -----   -----   ----   ----
Gross profit...............................................  23.4%   16.9%   23.5%  19.3%
Selling, general and administrative expense:...............   9.6%    8.9%   16.8%  15.3%
Operating income...........................................  13.7%    8.0%    6.7%   4.1%
Interest expense, net......................................   2.9%    2.8%    5.1%   4.3%
Income (loss) before taxes.................................  11.2%    5.4%    1.9%  (0.4)%
                                                             ====    ====    ====   ====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2002 VERSUS THE THREE MONTHS ENDED MAY 31, 2001.

     Net sales in the third quarter of fiscal 2002 declined by approximately 10% to $170.7 million compared to $189.4 million in the third quarter of fiscal 2001. The sales decline was mainly a result of a decrease in HVACR sales to $159.8 million for the quarter, compared to $177.6 million in the third quarter of fiscal 2001. Sales declined in the HVACR segment in the quarter due to a decline in pricing and weakness in demand in telecommunications and international markets. Sales in the quarter were also affected by a decline in sales in the Engineered Products segment to $10.9 million compared to $11.7 million in the prior-year period. The decline was primarily the result of a decrease in sales of fan filter units used in semi-conductor cleanroom applications.

     Despite the decline in sales, the gross profit percentage for the third fiscal quarter improved to 23.4% from 16.9% in the prior year period due to the ongoing positive impact from the Company's previously announced restructuring plan.

     Selling, general and administrative expenses in the quarter were $16.5 million versus $16.8 million in the prior year. The decrease reflects on going cost reduction efforts.

     Operating income in the quarter improved 54% to $23.4 million versus $15.2 million in the prior period.

     Net interest expense decreased in the third fiscal quarter to $5.0 million versus $5.2 million in the prior period mainly due to lower interest rates during the peak borrowing period. There were no borrowings on the Company's $100 million revolving credit facility at the end of May 2002.

     Despite the lower sales, net income improved approximately 88% for the third quarter of fiscal 2002 to $12.9 million, or 40 cents per share, compared to net income in fiscal 2001 of $6.9 million, or 22 cents per share.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2002 VERSUS THE NINE MONTHS ENDED
MAY 31, 2001.

     In the first nine months of fiscal 2002, sales were $281.9 million, a 10.5% decrease from sales of $315.0 million in the comparable fiscal 2001 period. HVACR sales of $250.8 million declined from $278.7 million in the prior year primarily due to a decline in pricing and weakness in demand in telecommunications and international markets. In the Engineered Products segment, sales of $31.1 million decreased from sales of $36.3 million in the prior year period mainly due to a decrease in sales of fan filter units used in semi-conductor cleanroom applications and of solid-state cooling modules used in fiber-optic applications.

     Gross profit margins improved to 23.5% from 19.3% in the prior year period due to the ongoing positive impact from the Company's previously announced restructuring plan.

     Selling, general and administrative expenses in the nine months were $47.3 million versus $48.1 million in the prior year. The prior year period included a non-cash charge of $1.1 million for the re-pricing of a majority of unexercised stock options. Net of the non-cash charge, the increase reflects the effect of acquisitions made during the past fiscal year.

     The operating income year-to-date was $18.8 million versus $12.8 million in the prior period.

     Net interest expense increased to $14.4 million versus $13.7 million in the prior period due primarily to lower interest income as a result of lower cash balances due to acquisitions and lower interest rates.

     The net income for year-to-date fiscal 2002 was $3.7 million, or 12 cents per share, compared to a net loss in the fiscal 2001 period of $0.9 million, or 3 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $15.7 million at May 31, 2002 compared to $20.9 million at the end of May 2001.

     Net cash used in operations for the nine months ended May 31, 2002 amounted to $19.9 million, compared to $30.3 million in the prior period. The improvement in net earnings, lower net inventories and general improvements in working capital management were the primary reason for the lower use of cash from the prior year. Net inventories at the end of the third quarter were $76.9 million compared to $84.8 million at the end of the third quarter last year.

     Net cash used in investing activities was $12.6 million versus $28.7 million in the prior period. Investments in acquisitions amounted to $8.2 million for the first nine months of fiscal 2002. The Company completed the acquisition, in the first quarter, of a wholly-owned air conditioning manufacturing operation in Shanghai, China, now called Fedders Shanghai, Co., Ltd. This plant has fully replaced the production of room air conditioners previously produced at the Company's Tennessee plant, which ceased production as part of the 2001 restructuring plan. The Company also completed two joint ventures this fiscal year during the first quarter. In October 2001, the Company entered into a joint venture with Voltas Limited to produce room air conditioners in India. Fedders and Voltas each have a 50 percent interest in the joint venture, which produces room and ductless split system air conditioners. In November 2001, Melcor Corporation ("Melcor"), a subsidiary of the Company, and Quanzhou Hua Yu Electrical Component Factory formed a joint venture, Quanzhou Melcor Hua Yu Thermoelectric Company Ltd., to manufacture thermoelectric modules in China. Melcor has a 65% interest in the joint venture. Capital expenditures for the nine-month period ended May 31, 2002 were $4.6 million compared to $9.3 million during the same period in fiscal 2001, mainly due to the timing of expenditures relating to investments in tooling, machinery and equipment to support production in Asia.

     Net cash used in financing activities during the nine-month period was $2.9 million, which consisted primarily of $2.8 million of cash dividends.

     The Company declared quarterly dividends of 3.0 cents on each share of outstanding New Common and New Class B Stock in the third quarter of fiscal 2002. The Company declared dividends of 3.0 cents on each share of outstanding Class A and Old Common stock and 2.7 cents on each share of outstanding Old Class B Stock in the third quarter of fiscal 2001.

     In the fourth quarter of fiscal 2001, the Company announced a plan to restructure its existing operations, which included the movement of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. The timing and cost of the restructuring plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of fiscal 2001 and have positively impacted third quarter results.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Company is in the process of evaluating the effect that adopting SFAS 145 will have on its financial statements.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

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

July 15 , 2002