Form 10-K
period 2002-08-31
FEDDERS CORP /DE
filed 2002-11-27
CIK 744106

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

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
                                 (908) 604-8686


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
Common Stock, $.01 par value                 New York Stock Exchange, Inc.

Securities registered pursuant to section 12 (g) of the Act:

Title of Each Class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [X]

As of the close of business on October 31, 2002, there were outstanding 30,091,065 shares of the Registrant's Common Stock and 2,493,046 shares of its Class B Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of November 21, 2002 was $88,954,623. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

                               FEDDERS CORPORATION
                             FORM 10-K ANNUAL REPORT
                      SEPTEMBER 1, 2001 TO AUGUST 31, 2002

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I

Item 1.    Business.............................................................     1
Item 2.    Properties...........................................................     5
Item 3.    Legal Proceedings ...................................................     6
Item 4.    Submission of Matters to a Vote of Security Holders..................     6

PART II

Item 5.    Market for Registrant's Common Equity and Related Matters............     6
Item 6.    Selected Financial Data..............................................     8
Item 7.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition..............................................     9
Item 7a.   Quantitative and Qualitative Disclosure about Market Risk............    14
Item 8.    Financial Statements and Supplementary Data..........................    14
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.................................................    14

PART III

Item 10.   Directors and Executive Officers of the Registrant...................    15
Item 11.   Executive Compensation...............................................    16
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......    17
Item 13.   Certain Relationships and Related Transactions.......................    17

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......    17

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

         Fedders Corporation (the "Company" or the "Registrant") is a leading global manufacturer and marketer of air treatment products, including air conditioners, air cleaners, dehumidifiers and humidifiers, and thermal technology products. The Company was established more than 100 years ago and has been in the indoor air treatment business for more than 50 years.

         We have been actively pursuing strategic acquisitions and alliances to support continued growth in new and existing markets. During fiscal year 2002, highlights of this program were as follows:

- In October 2001, we entered into a joint venture with Voltas Limited to produce room air conditioners in India.

- In October 2001, a new, wholly-owned manufacturing company, Fedders Shanghai Co., Ltd. began manufacturing air conditioners in China.

- In November 2001, our Melcor subsidiary formed a joint venture with Quanzhou Hua Yu Electrical Component Factory which is producing thermoelectric modules in China.

- In January 2002, our Rotorex subsidiary entered into an agreement with Dong Fang Electromechanical to form a joint venture to manufacture rotary compressors for air conditioners in Xi'an, China.

- In February 2002, our Indoor Air Quality division leased a facility in Suzhou Industrial Park in Suzhou, China in which it will produce residential, commercial and industrial air cleaner products.

         Unless otherwise indicated, all references herein to the "Company" or the "Registrant" include Fedders Corporation and its principal operating subsidiaries.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company has two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. See Note 8 of the Notes to Consolidated Financial Statements at page F-15 herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

         The Company manufactures and sells, worldwide, a wide variety of air treatment products, including air conditioners, air cleaners, humidifiers and dehumidifiers, and thermal technology products.

         With its expanding product line, the Company serves the unique air treatment demands of various key markets including the residential, commercial/industrial, communications, medical/biotechnology, optics and consumer markets.

HVACR

PRODUCTS

         The HVACR segment designs, manufactures and markets air conditioners, including window, split, multi-split, through-the-wall, portable, and packaged unit air conditioners, humidifiers and dehumidifiers.

MARKETS

         The Company's products are sold, primarily by the Company's salaried sales force, through a variety of sales channels, including global retailers, national retailers, regional retailers, wholesale distributors, catalog supply houses, private label and original equipment manufacturers, and on the Internet.

PRODUCTION

         The Company currently manufactures air conditioners in Effingham, Illinois; Longview, Texas; Vienna, Georgia; Ningbo and Shanghai, China; Dadra, India; Estella, Spain and Manila, Philippines.

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

PRODUCTION

         The Company produces electronic and media air cleaners and humidification systems in Sanford, North Carolina. HEPA/ULPA air cleaner products are produced in Albuquerque, New Mexico. The Company manufactures residential, commercial and industrial air cleaner products in Suzhou, China. Thermoelectric modules are produced in Lawrence Township, New Jersey and Quanzhou, China.

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

SEASONALITY OF BUSINESS

         Results of operations and financial condition are currently principally dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," at pages 9 through 14 herein.

         See also the discussion under "Working Capital Practices."

WORKING CAPITAL PRACTICES

         The Company regularly reviews working capital with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Sales currently peak in the third fiscal quarter. Production is weighted towards the selling season, accordingly, the greatest use of credit lines occurs early in the calendar year. Cash balances peak in August.

         Information with respect to the Company's warranty and defective return policy is provided in Note 1 of the Notes to Consolidated Financial Statements at page F-5 herein.

         See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 9 through 14 herein.

BACKLOG

         The Company's fiscal year end (August 31) coincides with the end of the seasonal room air conditioner sales cycle. Accordingly, backlog at this time of the year is insignificant.

QUALITY ASSURANCE

         One of the key elements of the Company's strategy is a commitment to a single worldwide standard of quality. All of the Company's manufacturing facilities globally, (with the exception of Eubank Manufacturing Enterprises, which was acquired in fiscal 2001) have earned the highest level of certification, ISO 9001, for their quality management systems under the International Standards Organization. The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility. The same level of quality will be required at all of the Company's manufacturing facilities.

         As part of its acquisition integration program, the Company implements programs to obtain ISO certification for newly-acquired facilities.

PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS HELD

         The Company owns a number of trademarks and licenses the name MAYTAG from Maytag Corporation for use on air conditioners and dehumidifiers. While the Company believes that its trademarks, such as, FEDDERS, EMERSON QUIET KOOL, AIRTEMP, MELCOR, TRION, SUN, KOPPEL, EUBANK, POLENZ and MAC-10, and the trademark MAYTAG, are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.

COMPETITION

         All of the markets in which the Company does business are very competitive. Many of the Company's competitors are larger and have greater resources than the Company. The Company competes principally on the basis of technology, quality, price and its ability to deliver product and service to its customers on a just-in-time basis.

RESEARCH AND DEVELOPMENT

         The Company's product development activities include ongoing research and development programs to redesign existing products, reduce manufacturing cost, increase product efficiencies and to create new products. In fiscal 2002, 2001, and 2000, the Company spent approximately $8.9 million, $9.1 million, and $9.5 million, respectively, on research and development. Research and development expenditures are included within selling, general and administrative expense.

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

         The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company did not make capital expenditures on environmental matters during the fiscal year ended August 31, 2002 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on such items in the fiscal year ending August 31, 2003.

         The Company has identified a groundwater problem at its Walkersville, Maryland facility. Based upon available information, the Company does not expect the cost of investigation or any required remediation relating to this matter to have a material adverse effect on its results of operations.

EMPLOYEES

         The Company has approximately 2,700 employees worldwide. The contract with the union representing substantially all of the production employees of the Effingham, Illinois plant expired on October 5, 2002. The union members continue to work while the parties negotiate. The union contract covering Fedders Koppel employees expires in March 2005. The Company considers its relations with its employees to be generally satisfactory.

FOREIGN OPERATIONS

         Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

         Through certain subsidiary companies, the Company has operations in a number of countries, including China, India, Germany, Spain, the United Kingdom and the Philippines. Of our fourteen manufacturing facilities, five are in China.

         The Company's foreign operations, at times, may be adversely affected by changes in government policies such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports and sources of supply, duties or tariffs, the introduction of additional measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad and the expropriation of private enterprise. In addition, policy concerns particular to the United States with respect to a country in which the Company has operations could adversely affect the Company's operations in that country.

         The Company monitors its operations with a view to minimizing the impact on its foreign investments and overall business that could arise as a result of the risks inherent in maintaining operations in foreign countries as described above.

See Note 1 of the Notes to Consolidated Financial Statements at page F-5 herein.

ITEM 2. PROPERTIES

         The Company owns or leases the following primary facilities:

                                                                     APPROXIMATE SQUARE
                                                                            FEET
LOCATION                             PRINCIPAL FUNCTIONS                OF FLOOR AREA
--------                             -------------------                -------------
Liberty Corner,                      Corporate                              25,000
New Jersey                           Headquarters
(Leased)

HVACR

Effingham, Illinois                  Manufacture of air                    650,000
(Owned)                              conditioners

Columbia, Tennessee                  Warehouse                             232,000
(Owned)

Frederick, Maryland                  Warehouse                             200,000
(Owned)

Longview, Texas                      Manufacture of air                    100,000
(Owned)                              conditioners

Vienna,                              Manufacture of air                     65,000
Georgia (Owned)                      conditioners

Manila,                              Manufacture of air                     41,000
Philippines (Leased)                 conditioners

Ningbo, China                        Manufacture of air                    323,000
(Leased)                             conditioners

Shanghai, China                      Manufacture of air                    175,000
(Leased)                             conditioners

Dadra, India                         Manufacture of air                    207,000
(50% owned)                          conditioners

Xi'an, China                         Manufacture of                        120,000
 (Leased)                            rotary compressors

Estella, Spain                       Manufacture of air                     40,000
(Leased)                             conditioners

Singapore                            Regional Headquarters                  14,600
(Leased)                             and Research and Design
                                     Center

Engineered Products

Lawrence Township,                   Manufacture of thermoelectric          22,400
New Jersey (Owned)                   devices

Quanzhou, China                      Manufacture of thermoelectric          29,000
(Leased)                             devices


Sanford,                             Manufacture of air cleaning           263,000
North Carolina                       products and humidifiers
(Owned)

Albuquerque,                         Manufacture of cleanroom               63,000
New Mexico (Leased)                  products

Suzhou, China                        Manufacture of cleanroom               41,000
(Leased)                             products

         The Effingham, Illinois facility is subject to a mortgage securing a $3.5 million, 1% promissory note payable over the next six years to the State of Illinois. The Sanford, North Carolina and the Lawrence Township, New Jersey facility are each subject to a mortgage securing repayment of economic development bonds and the Longview, Texas facility is subject to a mortgage. The Vienna, Georgia facility is subject to a promissory note and a mortgage securing repayment of an economic development bond. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of October 31, 2002, there were 3,809 holders of Common Stock and 14 holders of Class B Stock. For information with respect to the Company's Common Stock and Class B Stock, see Notes 9 and 10 of the Notes to Consolidated Financial Statements on pages F-17 through F-19.

                     PRICE RANGE OF COMMON AND CLASS A STOCK

         For information regarding the high and low sale prices of the Company's Common and Class A Stock for each of the quarters in the past two fiscal years, see Fedders Corporation Quarterly Financial Data (Unaudited) on page F-32.

               DIVIDENDS PAID ON COMMON, CLASS A AND CLASS B STOCK

         For information regarding the dividends paid by the Company on its Common, Class A and Class B stock in the past five fiscal years, see Selected Financial Data on page 8.

EQUITY COMPENSATION PLAN INFORMATION

         All stock option plans, as approved by the stockholders, provide for the granting to employees and officers of incentive stock options (as defined under current tax laws) and non-qualified stock options. All of the plans provide for the granting of non-qualified stock options to directors who are not employees. Stock options granted prior to June 1, 2002 are exercisable one year after the date of grant. Stock options granted subsequent to June 1, 2002 vest over a four year period. Options, if not exercised, will expire five years from the date of grant. Certain options are only exercisable at the end of five years unless a sales target is achieved prior thereto.

                                        (A)                       (B)                         (C)
                                        ---                       ---                         ---
                                                                                      NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                                                                      FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE           STOCK OPTIONS PLANS
                              BE ISSUED UPON EXERCISE      EXERCISE PRICE OF          (EXCLUDING SECURITIES
STOCK OPTION PLAN CATEGORY    OF OUTSTANDING OPTIONS       OUTSTANDING OPTIONS        REFLECTED IN COLUMN (A))
--------------------------    ----------------------       -------------------        ------------------------
Stock option plans
approved by stockholders                   2,514,000                     $3.31                  2,486,000
                                           ---------                     -----                  ---------
Total                                      2,514,000                     $3.31                  2,486,000
                                          ==========                     =====                  =========

ITEM 6. SELECTED FINANCIAL DATA(1)

         (Amounts in thousands, except percentages, share and per share data)

                                       2002            2001            2000            1999            1998
                                       ----            ----            ----            ----            ----
Net sales .......................   $ 373,702       $ 405,697       $ 416,181       $ 362,048       $ 327,912
Gross profit ....................      83,050          68,700         104,828          84,591          69,770
Percent of net sales ............        22.2            16.9            25.2            23.4            21.3
Operating income (loss) .........      20,339         (15,045)         46,854          40,258          12,810
Percent of net sales ............         5.4            (3.7)           11.3            11.1             3.9
Income (loss) before
    income taxes ................       2,976         (33,263)         30,474          30,986           4,603
Percent of net sales ............          .8            (8.2)            7.3             8.6             1.4
                                    ---------       ---------       ---------       ---------       ---------
Net income (loss) ...............   $   8,009       $ (22,453)      $  20,401       $  20,724       $   2,992

Earnings (loss) per share (2):
    Basic .......................   $    0.25       $   (0.71)      $    0.58       $    0.56       $    0.07
    Diluted .....................        0.25           (0.71)           0.57            0.56            0.07
                                    ---------       ---------       ---------       ---------       ---------
Dividends per share
    declared (2):

New Common Stock ................   $   0.060              --              --              --              --
Old Common/Class A Stock ........       0.060       $   0.120       $   0.120       $   0.105       $   0.085
New Class B Stock ...............       0.060              --              --              --              --
Old Class B Stock ...............       0.054           0.108           0.108           0.095           0.077
                                    ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents .......   $  67,379       $  51,192       $  87,193       $ 117,509       $  90,986
Total assets ....................     366,128         362,332         388,175         382,342         304,629
Long-term debt (including
    current portion) (3) ........     167,131         168,455         166,434         161,363         111,013
  Stockholders' equity (4) ......      77,818          73,014         112,260         108,933         104,792
  Capital expenditures ..........       7,846          10,773           9,858           9,378           8,497
  Depreciation and
    amortization ................      14,830          15,431          13,076          10,279           9,263
                                    ---------       ---------       ---------       ---------       ---------
Other financial data:
Adjusted earnings before
    interest, taxes,
    depreciation and
    amortization (5) (6) ........   $  35,144       $  24,746       $  58,786       $  54,613       $  41,757
                                    ---------       ---------       ---------       ---------       ---------
Cash flow provided by
    (used in):
    Operating activities ........   $ 34, 134       $   5,919       $   4,619       $  51,989       $  39,302
    Investing activities ........     (14,564)        (30,327)        (15,037)        (48,778)         (6,650)
    Financing activities ........      (3,383)        (11,593)        (19,898)         23,312         (52,059)

(1) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and the notes thereto.

(2) On March 26, 2002, the Company's stockholders approved a recapitalization plan (the "Plan") which became effective the same day. Under the Plan the holder of each share of Common Stock received 1.1 shares of new

         Common Stock, the holder of each share of Class A Stock received 1 share of new Common Stock and the holder of each share of Class B Stock received 1.1 shares of new Class B Stock.

(3) In August 1999, a subsidiary of the Company issued $50,000 of 9 3/8% Senior Subordinated Notes, proceeds of which were utilized, in part, to replenish cash used to acquire Trion.

(4) During fiscal 2001, the Company repurchased 2,998 shares of old Common and Class A Stock at an average price of $4.39 per share for a total of $13,169, excluding commissions. During fiscal 2000, the Company repurchased 2,768 shares of old Common and Class A Stock at an average price of $4.87 per share for a total of $13,484. During fiscal 1999, the Company repurchased 2,601 shares of old Common and Class A Stock at an average price of $5.08 per share for a total of $13,215. During fiscal 1998, the Company repurchased 7,720 shares of Preferred, old Common and Class A Stock at an average price of $5.93 per share for a total of $45,750.

(5) In fiscal 2002, Adjusted EBITDA excludes a $397 asset impairment, employee severance and other restructuring credit, $350 of operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at these facilities would cease and $339 of non-cash income to reduce the compensation accrual due to the re-pricing of a majority of unexercised stock options in fiscal 2001. In fiscal 2001, Adjusted EBITDA results exclude $8,947 of asset impairment, employee severance and other restructuring charges, $4,031 of one-time inventory charges, a $7,583 deferred compensation charge relating to the retirement of an officer of the Company, an additional $2,283 of other non-recurring inventory write-offs, $1,364 of operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at these facilities would cease, a $726 non-cash charge for the re-pricing of a majority of unexercised stock options and $716 of other one-time charges. In fiscal 1999, the amount shown excludes a charge for the restructuring of $3,100. For fiscal 1998, the amount shown excludes charges for the 1998 restructuring of $16,750 and the early retirement program of $2,891.

(6) Adjusted EBITDA represents income before income taxes plus net interest expense, depreciation and amortization (excluding amortization of debt discounts and deferred financing costs), certain one-time charges and a certain non-cash charge. Adjusted EBITDA is presented because we believe it is an indicator of our ability to incur and service debt and is used by our lenders in determining compliance with financial covenants. However, Adjusted EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles. Our definition of Adjusted EBITDA may differ from definitions of Adjusted EBITDA used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

                   OPERATING RESULTS AS A PERCENT OF NET SALES

                                                      2002         2001          2000
                                                      ----         ----          ----
Gross profit                                          22.2%        16.9%         25.2%
Selling, general and administrative expense
                                                      16.9         18.4          13.9
Asset impairment, employee severance and other
  restructuring charges (credits)                       --          2.2            --
Operating income (loss)                                5.4         (3.7)         11.3

Interest expense                                       5.0          4.4           3.7
Pre-tax income (loss)                                  0.8         (8.2)          7.3
                                                      ----         ----          ----

RESULTS OF OPERATIONS

         THE COMPANY'S RESULTS OF OPERATIONS ARE PRESENTED IN TWO REPORTABLE
SEGMENTS: (1) HEATING, VENTILATION, AIR CONDITIONING, AND REFRIGERATION (HVACR), AND (2) ENGINEERED PRODUCTS. THE HVACR SEGMENT COMPRISES THE COMPANY'S HEATING, VENTILATION, AIR CONDITIONING, AND REFRIGERATION SYSTEMS OPERATIONS. THE ENGINEERED PRODUCTS SEGMENT COMPRISES THE COMPANY'S COMMERCIAL AND INDUSTRIAL AIR CLEANING, HUMIDIFICATION, AND THERMOELECTRIC PRODUCTS OPERATIONS.

         Net sales for fiscal 2002 of $373.7 million declined by approximately 7.9% compared to sales of $405.7 million in fiscal 2001. Sales declined in all segments due to the weak global economic environment. In the HVACR segment, sales of $332.7 million reflected a decline of 7.6% compared to $360.0 million in fiscal 2001 due to weak market conditions following two previous cool summers in the North American market which reduced demand for room air conditioners, weakness in demand for cooling products in the wireless telecom capital equipment market and general weakness in international markets particularly in Europe, as well as continued global deflationary pressures which resulted in a decline in pricing. In the Engineered Products segment sales of $41.0 million declined by approximately 10.3% compared to $45.7 million in fiscal 2001. The decline was primarily the result of a decrease in sales of fan filter units used in cleanroom applications due to the weak semi-conductor capital equipment market.

         Net sales in fiscal 2001 totaled $405.7 million, a decrease of 2.5% from sales of $416.2 million in fiscal 2000. The sales decrease in fiscal 2001 reflects a $9.0 million decrease in sales of HVACR products. Specifically, sales of room air conditioners in North America declined as a result of cool summer weather, slowing economic growth, and major retailers' and distributors' efforts to reduce inventory. HVACR sales in 2001 were $360.0 million compared to $369.0 million in fiscal 2000. The decline in sales was partially offset by sales at companies acquired during fiscal 2001. Engineered Products sales were $45.7 million in fiscal 2001 compared to sales of $47.2 million in fiscal 2000. Sales declined by 3.2% due to a decline in sales of air cleaners and humidifiers, partially offset by increased sales of thermoelectric modules.

         Despite the decline in sales in fiscal 2002, the gross profit percentage for the fiscal year improved to 22.2% of net sales from 16.9% in fiscal 2001. The increase reflects improvements in the Company's cost structure following the restructuring enacted at the end of fiscal 2001 which resulted in the transfer of a majority of the production of room air conditioners and all dehumidifiers and compressors from North America to China.

         The gross profit in fiscal 2001 decreased by $36.1 million, to $68.7 million, from $104.8 million in fiscal 2000. The decline in gross profit was mainly the result of a decline in sales and margins for room air conditioners in North America within the HVACR segment. In addition, inventory write-downs of $1.8 million were recorded in connection with the restructuring plan to reduce the carrying amount of certain component inventory which will not be relocated as part of the relocation of production to China. The Company was also required to record a lower of cost or market adjustment of $2.2 million on certain room air conditioner and dehumidifier products in the fourth quarter of fiscal 2001 due to a decline in selling prices. Fiscal 2001 gross profit also includes $.7 million of other write-downs for unused purchase credits associated primarily with the discontinuation of certain vendor relationships, $1.4 million in operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at those plants would cease and $2.3 million of other inventory write-offs due to changes in market conditions. The total charge for the inventory and other adjustments was $8.4 million and is recorded within cost of sales.

         Selling, general and administrative expenses ("SG&A") for fiscal 2002 were $63.1 million or 16.9% of net sales compared to $74.8 million or 18.4% of net sales in fiscal 2001. The decline reflects continued cost reduction efforts; fiscal 2001 expenses included a one-time compensation charge of $7.6 million.

         Selling, general and administrative expenses for fiscal 2001 were $74.8 million, or 18.4% of net sales, as compared to $58.0 million, or 13.9% of net sales in fiscal 2000. The increase was primarily due to a deferred compensation charge of $7.6 million relating to the retirement of an officer of the Company, which resulted in a change in the estimate of the compensation cost, and a $.7 million non-cash charge for the re-pricing of a majority of unexercised stock options.

         In fiscal 2002, the Company continued with its previously announced plan to restructure its existing operations. The remaining work force reductions were completed in the first quarter of fiscal 2002. In connection with the restructuring, the Company expended $1.0 million, primarily for severance and other workforce reduction charges, and recorded a $.4 million dollar reduction to the reserve due to a change in estimate for accrued medical costs related to terminated employees. The remaining balance of $1.7 million, which consists primarily of workforce reduction and facility closing costs, and are expected to be expended during fiscal 2003 and 2004. The final amounts will be settled upon the expiration period for workmans' compensation claims and completion of facility clean up and waste removal.

         Asset impairment, employee severance and other restructuring charges totaled $8.9 million in fiscal 2001. The Company determined that as a result of the movement of certain production within its HVACR segment, certain machinery and equipment used at its Illinois, Tennessee and Maryland facilities would be idled and disposed of. Given the nature of these fixed assets, the Company intended to scrap these items during fiscal 2002 and has written off the full carrying amount of these assets of $6.2 million. Employee severance costs of $1.9 million were recorded due to the elimination of approximately 800 factory workers in the U.S., primarily within the HVACR segment. As of August 31, 2001 the Company had terminated approximately 675 of the workers and terminated the remainder through the end of October 2001. Facility closing costs of $.8 million include charges for clean-up and waste removal at the Company's Illinois, Tennessee and Maryland facilities.

         Operating income was $20.3 million for fiscal 2002, or 5.4% of net sales, compared to an operating loss of $15.0 million in fiscal 2001 which included $8.9 million in asset impairment, employee severance, and other restructuring charges, a $7.6 million compensation charge for the retirement of an officer of the Company, $4.0 million of one-time inventory charges, $2.3 million of other non-recurring inventory write-offs, $1.4 million of operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at these facilities would cease, and $.7 million of other one-time charges.

         The operating loss for fiscal 2001 was $15.0 million, primarily due to the restructuring and other charges described above, as compared to operating income of $46.9 million, or 11.3% of net sales, for fiscal 2000.

         Net interest expense increased in fiscal 2002 to $18.6 million or 5.0% of net sales compared to $17.8 million or 4.4% of net sales in fiscal 2001 due to lower cash balances at the beginning of the fiscal year and cash used for acquisitions during the year.

         Net interest expense in fiscal 2001 increased by $2.3 million, to $17.8 million, or 4.4% of net sales, from $15.6 million in fiscal 2000 due to lower cash balances mainly as a result of acquisitions and stock repurchases.

         Despite lower sales for the year, net income improved to $8.0 million or 25 cents per diluted share compared to a net loss of $22.5 million or 71 cents per share in fiscal 2001. Net income in fiscal 2002 benefited from a $6.0 million reduction in accrued tax liabilities; the reduction was due to reserves no longer required for federal, state and foreign tax purposes primarily due to favorable audit results and a change in estimate for foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. The Company ended fiscal 2002 with $67.4 million in cash and cash equivalents compared to $51.2 million at August 31, 2001. In August 2002, the Company received a federal tax refund of $8.3 million due to recent changes in U.S. tax laws that allowed the Company to extend the carry back period for certain federal net operating losses from 2 to 5 years.

         Net cash provided by operations in fiscal 2002 amounted to $34.1 million compared to $5.9 million in the prior year. The improvement in net earnings, lower net inventories and general improvements in working capital management were the primary reason for the improvement in operating cash flow from the prior year. Net inventories at the end of the year were $48.6 million compared to $72.7 million at the end of the last fiscal year.

         Net cash used in investing activities by the Company in fiscal 2002 was $14.6 million versus $30.3 million in the prior year. Investments in acquisitions and joint ventures for the year amounted to $8.0 million. The Company completed the acquisition, in the first quarter, of a wholly-owned air conditioning manufacturing operation in Shanghai, China, now called Fedders Shanghai Co., Ltd. This plant has fully replaced the production of room air conditioners previously produced at the Company's Tennessee plant, which ceased production as part of the 2001 restructuring plan. The Company also completed two joint ventures this fiscal year during the first quarter.

         In October 2001, the Company entered into a joint venture with Voltas Limited ("Voltas") to produce room air conditioners in India. Fedders and Voltas each have a 50 percent interest in the joint venture, Universal Comfort Products Pvt. Ltd., which produces room and ductless split system air conditioners. In November 2001, Melcor Corporation ("Melcor"), a subsidiary of the Company, and Quanzhou Hua Yu Electrical Component Factory formed a joint venture, Quanzhou Melcor Hua Yu Thermoelectric Company Ltd., to manufacture thermoelectric modules in China. Melcor has a 65% interest in the joint venture. Capital expenditures for the year were $7.8 million compared to $10.8 million in fiscal 2001, and were primarily related to investments in tooling, machinery and equipment to support production in Asia.

         Net cash used in financing activities in fiscal 2002 amounted to $3.4 million and consisted primarily of $3.7 million of cash dividends. Net cash used in financing activities in the prior year was $11.6 million and consisted primarily of $13.2 million of cash used to repurchase 3.0 million shares of stock. The Company did not repurchase any shares in fiscal 2002.

         During fiscal 2002, the Company's $100 million, prime rate, revolving credit facility was utilized during the six-month period from December through May with a maximum outstanding balance during the fiscal year of $62.7 million.

         Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles will not be amortized but instead would be reviewed for impairment and written down with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles is more than their fair value. SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of September 1, 2002, the effective date of the statement for the Company. Additionally, SFAS 142 requires the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations. The Company is in the process of evaluating the effect that adopting this statement will have on its financial position, results of operations, and its cash flow.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS 143 at the beginning of its fiscal year 2003. The Company has determined the adoption of this statement will not have a material effect on its financial position, results of operations, and its cash flow.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are required to be adopted by the Company at the beginning of its fiscal year 2003. The Company is in the process of evaluating the effect that adopting this statement will have on its financial position, results of operations, and its cash flow.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS

145"). The adoption of this statement did not have a material effect on the Company's financial position, results of operations, and its cash flow.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002, and therefore, the effect of adopting this statement on the Company's financial position, results of operations, and its cash flows is prospective.

CRITICAL ACCOUNTING POLICIES

Estimates

         In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Tax Assets

         At August 31, 2002, the Company has Federal net operating loss carry-forwards of approximately $4.0 million and foreign net operating loss carry-forwards of approximately $1.3 million, for which the Company has recorded a deferred tax asset. For the Company to realize the benefit of its deferred tax asset, the Company must achieve future earnings prior to the expiration of its net operating loss carry-forwards. The Company has established a valuation allowance against the future tax benefit of a portion of its net operating loss carry-forwards. The Company may need to further adjust that valuation allowance if future earnings are, or are projected to be, significantly different from future estimates. The valuation allowance reflects the uncertainty associated with the realization of deferred tax assets. The increase in the valuation reserve was due primarily to foreign net operating losses.

Stock Options (SFAS 123)

         Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25. Pro forma disclosures of net earnings and earnings per share have been made in accordance with SFAS 123 (note
10).

Warranty and Defective Returns

         Fedders air conditioner products are covered by standard product warranty plans that extend from 1 to 5 years. In addition, major retailers have consumer return policies which allow consumers the ability to return product that may be defective in lieu of field service. Upon return to the Company, these units are inspected, repaired as required, reboxed and held for future sale as factory reconditioned products. A portion of those units returned are not repairable. At the time revenue is recognized, upon shipment, measurements of those sales are reduced by estimates of the future costs associated with fulfilling warranty obligations and for the expense associated with repairing or scrapping defective returns.

         The Company believes the accounting estimate related to warranty costs and defective returns is a "critical accounting estimate" because: changes in it can materially affect net income; it requires the Company to use historical failure and defective return rates, which may or may not be indicative of future rates. The estimate for warranty obligations and defective returns is a critical accounting estimate for the HVACR segment.

         Over the past 3 years, warranty and defective return costs represented approximately 5.5% of sales for the HVACR segment. Each quarter, the estimate of warranty and defective return obligations is reevaluated, including the assumptions about estimated failure and return rates.

         The Company's has discussed the development and selection of this critical accounting estimate with the audit committee of the board of directors and the audit committee has reviewed the Company's disclosure relating to it in this MD&A.

RISK FACTORS

         Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company at August 31, 2002 and 2001, and for the years ended August 31, 2002, 2001 and 2000, the notes thereto and the report of the Company's independent auditors thereon are included at pages F-1 through F-34, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on January 28, 2003, which section is incorporated herein by reference.

NAME AND AGE                         POSITION HELD                              EXECUTIVE OFFICER
------------                         -------------                              -----------------
Sal Giordano, Jr., 64                Chairman and                                    1965
                                     Chief Executive Officer

Jordan Bruno, 51                     Vice President, Taxes                           2000

Michael W. Carr, 49                  Senior Vice President,                          2002
                                     Human Resources

Nancy DiGiovanni, 51                 Treasurer                                       1998

Robert N. Edwards, 56                Vice President and                              2000
                                     General Counsel

Daryl G. Erbs, 45                    Group Vice President,                           1999
                                     International and Unitary Products

Michael B. Etter, 47                 President and Chief                             1997
                                     Operating Officer

Michael Giordano, 38 (1)             Executive Vice President,                       1999
                                     Finance and Administration and
                                     Chief Financial Officer

Sal Giordano III, 43 (1)             Group Vice President,                           1996
                                     Chairman and CEO, Melcor Corporation

Kent E. Hansen, 55                   Executive Vice President                        1996
                                     and Secretary

Judy A. Katz, 51                     Vice President,                                 2000
                                     Strategic Planning

Robert L. Laurent, Jr., 47           Executive Vice President,                       1989
                                     Acquisitions and Alliances

Joseph B. Noselli, 46                Corporate Controller                            2000

(1)      Son of Sal Giordano, Jr.

                 BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS

         Mr. Sal Giordano, Jr. has been Chief Executive Officer of the Company for more than five years.

         Mr. Bruno was elected Vice President, Taxes in December 2000. Previously, he was Director, Taxes for more than five years.

         Mr. Carr was elected Senior Vice President, Human Resources in June 2002. Previously, he was Vice President, Human Resources and Administration with Otsuka America Pharmaceutical, Inc. from August 2000 and, prior thereto, Vice President, Human Resources-Intercontinental Region with Wyeth Global Pharmaceuticals, Inc. from August 1996.

         Ms. DiGiovanni was elected to her position in October 1998. Previously she was Assistant Treasurer of the Company from 1989.

         Mr. Edwards was elected to his present position in June 2000. He has been General Counsel of the Company for more than five years.

         Mr. Erbs was elected to his present position in June 2002. Prior thereto, he was Senior Vice President, International from March 2001. Previously, he was Senior Vice President, Technology and Vice President, Technology of the Company since August 1999. Prior to his joining the Company in February 1999, Mr. Erbs was with Carrier Corporation for many years, serving in a variety of engineering management positions.

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

         Mr. Sal Giordano III was elected to his present position in March 2002. Previously, he was Group Vice President, Engineered Products from December 1999 and a Vice President of the Company since August 1996.

         Mr. Hansen was elected to his present position in June 2000. Previously he was Senior Vice President and Secretary from August 1996.

         Ms. Katz was elected Vice President, Strategic Planning in June 2000. Previously, she held the position of Vice President, Communications and Planning for more than five years.

         Mr. Robert L. Laurent, Jr. has been Executive Vice President, Acquisitions and Alliances since January 1999. Previously, he was Executive Vice President, Finance and Administration of the Company.

         Mr. Noselli was elected Corporate Controller in June 2000. Previously, he was with Ingersoll-Rand Co. from 1978, most recently as Vice President and Controller of its production equipment group.

ITEM 11. EXECUTIVE COMPENSATION

         See the section entitled "Executive Compensation" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on January 28, 2003, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the sections entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on January 28, 2003, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the section entitled "Election of Directors" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on January 28, 2003, which section is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         Index to Financial Statements and Financial Statement Schedules

(a)      1. Financial Statements

         The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                                        PAGE #
                                                                        ------
Consolidated Statements of Operations and Comprehensive
Income for the years ended August 31, 2002, 2001 and 2000.......             F-1

Consolidated Balance Sheets at August 31, 2002 and 2001.........             F-2

Consolidated Statements of Cash Flows for the years ended
August 31, 2002, 2001 and 2000..................................             F-3

Consolidated Statements of Stockholders' Equity for the
years ended August 31, 2002, 2001 and 2000......................             F-4

Notes to Consolidated Financial Statements......................        F-5-F-30

Independent Auditors' Reports...................................     F-31 & F-34

(a)      2. Financial Statement Schedule

Consolidated Schedule as of and for the years ended
August 31, 2002, 2001 and 2000

II.      Valuation and Qualifying Accounts......................            F-33

         All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(a)      3.       Exhibits

(3)      (i)      Restated Certificate of Incorporation of the Company filed as
                  Exhibit (A) to Annex (A) of the Company's Proxy
                  Statement/Prospectus dated January 9, 2002 and incorporated herein by reference.

         (ii)     By-Laws of the Company.

(4)      (i)      Registration statement on Form S-4 filed with the Securities and Exchange Commission on September 10, 1997 and incorporated herein by reference.

         (ii) Registration statement on Form S-4 filed with the Securities and Exchange Commission on January 24, 2000 and incorporated herein by reference.

(10)     (i)      Stock Option Plan VIII, filed as Annex F to the Company's
                  Proxy Statement - Prospectus dated May 10, 1996 and incorporated herein by reference.

         (ii) Employment Agreement between the Company and Sal Giordano, Jr. effective December 14, 2001.

(21)     Subsidiaries.

(23)     Consent of Deloitte & Touche LLP.

(b)      Reports on Form 8-K.

Current Report on Form 8-K dated October 18, 2002, reporting the Company's year-end results for fiscal year 2002.

(99)     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 FEDDERS CORPORATION
                                 By  /s/ MICHAEL GIORDANO
                                     ------------------------------------------
                                 Michael Giordano
                                 Executive Vice President, Finance
                                 and Administration and Chief Financial Officer November 27, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                TITLE                       DATE
---------                                                -----                       ----
/s/      SALVATORE  GIORDANO, JR.             Chairman                          November 27, 2002
-----------------------------------------     and Chief Executive
         Salvatore Giordano, Jr.              Officer and a Director
                                              (Principal Executive Officer)

/s/      WILLIAM  J. BRENNAN                  Director                          November 27, 2002
-----------------------------------------
         William J. Brennan

/s/      DAVID  C. CHANG                      Director                          November 27, 2002
-----------------------------------------
         David C. Chang

/s/      MICHAEL L. DUCKER                    Director                          November 27, 2002
-----------------------------------------
         Michael L. Ducker

/s/      JOSEPH  GIORDANO                     Director                          November 27, 2002
-----------------------------------------
         Joseph Giordano

/s/      C. A. KEEN                           Director                          November 27, 2002
-----------------------------------------
         C. A. Keen

/s/      HOWARD S. MODLIN                     Director                          November 27, 2002
-----------------------------------------
         Howard S. Modlin

/s/      S. A. MUSCARNERA                     Director                          November 27, 2002
-----------------------------------------
         S. A. Muscarnera

/s/      ANTHONY E. PULEO                     Director                          November 27, 2002
-----------------------------------------
         Anthony E. Puleo

/s/      MICHAEL GIORDANO                     Executive Vice                    November 27, 2002
-----------------------------------------     President, Finance
         Michael Giordano                     and Administration
                                              (Principal Financial
                                              Officer)


CERTIFICATIONS

I, Sal Giordano, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Fedders Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 27, 2002




/s/ Sal Giordano, Jr.
--------------------
Sal Giordano, Jr.
Chief Executive Officer

CERTIFICATIONS

I, Michael Giordano, certify that:

1. I have reviewed this annual report on Form 10-K of Fedders Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 27, 2002




/s/ Michael Giordano
--------------------
Michael Giordano
Chief Financial Officer

                               FEDDERS CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED AUGUST 31,
                                                                ---------------------
                                                        2002            2001            2000
                                                      ---------       ---------       ---------
Net sales ........................................    $ 373,702       $ 405,697       $ 416,181
Costs and expenses:
   Cost of sales .................................      290,652         336,997         311,353
   Selling, general and  administrative expense ..       63,108          74,798          57,974
   Asset impairment, employee severance and other
   restructuring (credits) charges ...............         (397)          8,947              --
                                                      ---------       ---------       ---------
                                                        353,363         420,742         369,327
                                                      ---------       ---------       ---------
Operating income (loss) ..........................       20,339         (15,045)         46,854
Partners' net interest in joint venture results ..          713            (160)           (796)
Interest expense (net of interest income of
   $1,232, $2,934, and $2,316, in 2002, 2001 and
   2000,  respectively) ..........................      (18,617)        (17,845)        (15,584)
Other income (expense) ...........................          541            (213)             --
                                                      ---------       ---------       ---------
Income (loss) before income taxes ................        2,976         (33,263)         30,474
(Benefit) provision for income taxes .............       (5,033)        (10,810)         10,073
                                                      ---------       ---------       ---------
Net income (loss) ................................    $   8,009       $ (22,453)      $  20,401
Other comprehensive income (loss):
Foreign currency translation, net of tax .........          853          (1,037)           (562)
                                                      ---------       ---------       ---------
Comprehensive income (loss) ......................    $   8,862       $ (23,490)      $  19,839
                                                      =========       =========       =========
Earnings (loss) per share:
   Basic .........................................    $    0.25       $   (0.71)      $    0.58
   Diluted .......................................         0.25           (0.71)           0.57
                                                      ---------       ---------       ---------
Weighted average shares:
   Basic .........................................       31,492          31,808          35,325
   Diluted .......................................       31,494          31,808          35,490
                                                      ---------       ---------       ---------
Dividends per share declared:
   New Common Stock ..............................    $   0.060              --              --
   Old Common/Class A Stock ......................        0.060       $   0.120       $   0.120
   New Class B Stock .............................        0.060              --              --
   Old Class B Stock .............................        0.054           0.108           0.108
                                                      =========       =========       =========

         See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    AUGUST 31,
                                                                                    ----------
                                                                                2002            2001
                                                                             ---------       ---------
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................................   $  67,379       $  51,192
   Accounts receivable (less allowances of $2,613 and $2,494
      in 2002 and 2001, respectively) ....................................      31,768          24,703
   Net inventories .......................................................      48,580          72,746
   Deferred income taxes .................................................       5,620           8,819
   Other current assets ..................................................      13,564           6,747
                                                                             ---------       ---------
Total current assets .....................................................     166,911         164,207
Net property, plant and equipment ........................................      66,846          71,751
Deferred income taxes ....................................................       2,867           6,424
Goodwill and other intangible assets .....................................      92,092          93,496
Other assets .............................................................      37,412          26,454
                                                                             ---------       ---------
TOTAL ASSETS .............................................................   $ 366,128       $ 362,332
                                                                             =========       =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term notes ......................................................   $   9,829       $   7,470
   Current portion of long-term debt .....................................       3,362           3,055
   Accounts payable ......................................................      41,888          40,689
   Income taxes payable ..................................................       5,955           6,327
   Accrued expenses ......................................................      37,099          41,023
                                                                             ---------       ---------
Total current liabilities ................................................      98,133          98,564
Long-term debt ...........................................................     163,769         165,400
OTHER LONG-TERM LIABILITIES:
   Warranty ..............................................................       1,285           1,254
   Other .................................................................      20,940          21,256
Partners' interest in joint ventures .....................................       4,183           2,844
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $1 par value, 15,000 shares authorized, none issued at
     August 31, 2002 and 2001 ............................................          --              --
New Common Stock, $0.01 par value, 70,000 shares authorized,
     38,249 and none issued at August 31, 2002 and 2001, respectively ....         382              --
Old Common Stock, $1 par value, 80,000 shares authorized,
   none and 16,135 shares issued at August 31, 2002 and 2001,
     respectively ........................................................          --          16,135
Class A Stock, $1 par value, 60,000 shares authorized,
   none and 20,298 shares issued at August 31, 2002 and 2001,
   respectively ..........................................................          --          20,298
New Class B Stock, $0.01 par value, 5,000 shares
     authorized, 2,493 and none issued at August 31, 2002 and
     2001, respectively ..................................................          25              --
Old Class B Stock, $1 par value, 7,500 shares
   authorized,  none and 2,266 shares issued at August 31, 2002
    and 2001, respectively ...............................................          --           2,267
Additional paid-in capital ...............................................      68,870          31,146
Retained earnings ........................................................      47,551          43,313
Accumulated other comprehensive loss .....................................      (1,312)         (2,165)
                                                                             ---------       ---------
                                                                               115,516         110,994
Deferred compensation ....................................................        (376)           (658)
Treasury stock, at cost, 8,158 shares of New Common Stock at
    August 31, 2002 and 7,908 shares of Old Common and Class A Stock at
    August 31, 2001 ......................................................     (37,322)        (37,322)
                                                                             ---------       ---------
Total stockholders' equity ...............................................      77,818          73,014
                                                                             ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $ 366,128       $ 362,332
                                                                             =========       =========

         See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                               YEAR ENDED AUGUST 31,
                                                                               ---------------------
                                                                       2002             2001           2000
                                                                     ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................   $   8,009       $ (22,453)      $  20,401
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization .................................      14,830          15,431          13,076
   Deferred income taxes .........................................       6,756          (5,950)          8,544
   Tax benefit related to stock options exercised ................          --             134             109
   Stock option repricing charge .................................        (339)            726              --
   Fixed asset impairment ........................................          --           6,206              --
   Partners' net interest in joint venture results ...............        (713)            160          (1,883)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable ...........................................      (6,667)          3,639          (1,119)
   Inventories ...................................................      25,557           8,215          (9,535)
   Other current assets ..........................................      (6,755)           (812)         (3,819)
   Other assets ..................................................      (4,238)           (704)           (601)
   Income taxes payable ..........................................        (471)         (4,631)         (2,091)
   Accounts payable ..............................................         673             665          (1,318)
   Accrued expenses ..............................................      (2,858)          1,434         (12,893)
   Other long-term liabilities ...................................        (285)          4,320          (3,412)
   Other - net ...................................................         635            (461)           (840)
                                                                     ---------       ---------       ---------
Net cash provided by operating activities ........................      34,134           5,919           4,619
                                                                     ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment .......................      (7,846)        (10,773)         (9,858)
Disposal of property, plant and equipment ........................       1,290             140           2,237
Acquisition of businesses, net of cash acquired ..................      (8,008)        (19,694)         (7,416)
                                                                     ---------       ---------       ---------
Net cash (used in) investing activities ..........................     (14,564)        (30,327)        (15,037)
                                                                     ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes ...................................       2,238           3,717           3,753
Repayments of long-term debt .....................................      (3,666)         (2,826)         (7,021)
Proceeds from long-term borrowing ................................       2,000           4,519              --
Proceeds from stock options exercised ............................           1             526           1,059
Cash dividends ...................................................      (3,725)         (3,914)         (4,205)
Repurchases of capital stock .....................................          --         (13,237)        (13,484)
Other ............................................................        (231)           (378)             --
                                                                     ---------       ---------       ---------
Net cash (used in) financing activities ..........................      (3,383)        (11,593)        (19,898)
                                                                     ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents .............      16,187         (36,001)        (30,316)
Cash and cash equivalents at beginning of year ...................      51,192          87,193         117,509
                                                                     ---------       ---------       ---------
Cash and cash equivalents at end of year .........................   $  67,379       $  51,192       $  87,193
                                                                     =========       =========       =========
SUPPLEMENTAL DISCLOSURE:
   Net interest paid .............................................   $  16,880       $  16,857       $  16,610
   Net income taxes (refunded) paid ..............................     (12,585)           (705)          5,201
                                                                     ---------       ---------       ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Property, plant and equipment acquired under capital leases ...   $      --       $     826       $   2,002
                                                                     =========       =========       =========
    Property, plant and equipment contributed to joint ventures ..   $   4,908       $      --       $      --
                                                                     =========       =========       =========

         See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                     YEAR ENDED AUGUST 31,
                                                                     ---------------------
                                                              2002           2001           2000
                                                            --------       --------       --------
NEW COMMON STOCK
   Balance at beginning of year .......................           --       $     --       $     --
   Stock options exercised ............................   $        1             --             --
   Issuance of shares upon recapitalization ...........          381             --             --
                                                            --------       --------       --------
   Balance at end of year .............................   $      382       $     --       $     --
                                                            ========       ========       ========
OLD COMMON STOCK
   Balance at beginning of year .........................   $ 16,135       $ 16,135       $ 16,135
   Exchange of shares upon recapitalization .............    (16,135)            --             --
                                                            --------       --------       --------
   Balance at end of year ...............................   $     --       $ 16,135       $ 16,135
                                                            ========       ========       ========
CLASS A STOCK

   Balance at beginning of year .........................   $ 20,298       $ 19,825       $ 19,400
   Stock options exercised ..............................         --            425            385
   Exchange of shares upon recapitalization .............    (20,298)            --             --
   Other ................................................         --             48             40
                                                            --------       --------       --------
   Balance at end of year ...............................   $     --       $ 20,298       $ 19,825
                                                            ========       ========       ========
NEW CLASS B STOCK
   Balance at beginning of year .........................         --       $     --       $     --
   Issuance of shares upon recapitalization .............   $     25             --             --
                                                            --------       --------       --------
   Balance at end of year ...............................   $     25       $     --       $     --
                                                            ========       ========       ========
OLD CLASS B STOCK
   Balance at beginning of year .........................   $  2,267       $  2,267       $  2,267
   Exchange of shares upon recapitalization .............     (2,267)            --             --
                                                            --------       --------       --------
   Balance at end of year ...............................   $     --       $  2,267       $  2,267
                                                            ========       ========       ========
ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year .........................   $ 31,146       $ 29,591       $ 28,069
   Stock options exercised ..............................          1          1,114          1,413
   Tax benefit related to stock options exercised .......         --            134            109
   Cost of recapitalization .............................       (428)          (587)            --
   Stock option repricing ...............................       (339)           726             --
   Effect of recapitalization ...........................     38,294             --             --
   Other ................................................        196            168             --
                                                            --------       --------       --------
   Balance at end of year ...............................   $ 68,870       $ 31,146       $ 29,591
                                                            ========       ========       ========
RETAINED EARNINGS
   Balance at beginning of year .........................   $ 43,313       $ 69,575       $ 53,379
   Net income (loss) ....................................      8,009        (22,453)        20,401
   Dividends ............................................     (3,771)        (3,809)        (4,205)
                                                            --------       --------       --------
   Balance at end of year ...............................   $ 47,551       $ 43,313       $ 69,575
                                                            ========       ========       ========
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year .........................   $ (2,165)      $ (1,128)      $   (288)
   Foreign currency translation adjustment, net of tax ..        853         (1,037)          (840)
                                                            --------       --------       --------
   Balance at end of year ...............................   $ (1,312)      $ (2,165)      $ (1,128)
                                                            ========       ========       ========
DEFERRED COMPENSATION
   Balance at beginning of year .........................   $   (658)      $   (940)      $ (1,227)
   Amortization of deferred compensation ................        282            282            287
                                                            --------       --------       --------
   Balance at end of year ...............................   $   (376)      $   (658)      $   (940)
                                                            ========       ========       ========
TREASURY STOCK
   Balance at beginning of year .........................   $(37,322)      $(23,065)      $ (8,802)
   Repurchase of stock ..................................         --        (13,237)       (13,484)
   Shares relinquished or purchased .....................         --         (1,020)          (779)
                                                            --------       --------       --------
   Balance at end of year ...............................   $(37,322)      $(37,322)      $(23,065)
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

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and joint ventures. Joint ventures which are not majority owned, but over which the Company shares joint control, are accounted for by the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

      Sales are recorded consistent with their related shipping terms upon the passing of the title and the risks and rewards of ownership to the customer. For a majority of the Company's customers, title and the risks and rewards of ownership pass at the time of shipment. However, certain of the Company's sales are recorded at the time the products are delivered to the customers. Sales are recorded net of a provision for sales allowances and warranties and defective returns.

WARRANTY AND DEFECTIVE RETURN POLICY

      The Company's policy is to accrue the estimated cost of warranty coverage and defective returns at the time the sale is recorded.

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

      INVENTORIES

      Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write-downs are recorded in the period in which they are identified. Inventories consist of the following at August 31:

                                                        2002               2001
                                                      -------            -------
Finished goods ...........................            $25,364            $48,929
Work-in-process ..........................              3,042              3,865
Raw materials and supplies ...............             20,174             19,952
                                                      -------            -------
                                                      $48,580            $72,746
                                                      =======            =======

PROPERTY, PLANT AND EQUIPMENT

      Replacements, betterments and additions to property, plant and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in cost of sales or selling, general and administrative expense, as appropriate. Property, plant and equipment at cost consist of the following at August 31:

                                                                                  ESTIMATED
                                                                                 USEFUL LIFE            2002             2001
                                                                                --------------       ---------        ---------
Land and improvements ...................................................                            $   3,770        $   3,770
Buildings and leasehold improvements ....................................       10 to 30 years          40,246           39,661
Machinery and equipment .................................................        3 to 12 years          98,271          103,294
                                                                                                     ---------        ---------
Property, plant and equipment ...........................................                              142,287          146,725
Accumulated depreciation ................................................                              (75,441)         (74,974)
                                                                                                     ---------        ---------
                                                                                                     $  66,846        $  71,751
                                                                                                     =========        =========

      The Company, using estimates based on reasonable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate the carrying amount of its assets might not be recoverable and appropriately records any necessary adjustments.

      Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. See note 2 for a discussion of certain fixed asset impairments recorded in fiscal 2001.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets, net of accumulated amortization, consist of the following at August 31:

                                                                                                        2002             2001
                                                                                                     ---------        ---------
Goodwill, net ..........................................................                               $90,536          $92,798
Other intangible assets, net ...........................................                                 1,556              698
                                                                                                     ---------        ---------
                                                                                                       $92,092          $93,496
                                                                                                     =========        =========

      Goodwill is amortized over 40 years using the straight-line method. Other intangible assets, which are primarily related to an intangible asset acquired with the formation of a joint venture in China (note 12), and trademarks and patents, are amortized over periods ranging from 2 to 20 years using the straight-line method. Goodwill and other intangible assets are net of accumulated amortization of $23,618 and $20,392 at August 31, 2002 and 2001, respectively. The Company, using estimates based on reasonable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate the carrying amount of its assets might not be recoverable and appropriately records any necessary adjustments.

OTHER ASSETS

      Other assets consist of the following at August 31:

                                                                2002       2001
                                                              -------    -------
Note due from an executive officer (note 11) .............    $ 6,000    $ 4,000
Unamortized deferred finance costs,
    amortized over the life of the debt ..................      3,112      3,696
Cash surrender value of life insurance ...................      7,227      6,226
Supplemental retirement assets ...........................      8,858      8,362
Investment in unconsolidated joint ventures (note 12) ....      9,784      2,530
Other ....................................................      2,431      1,640
                                                              -------    -------
                                                              $37,412    $26,454
                                                              =======    =======

ACCRUED EXPENSES

      Accrued expenses consist of the following at August 31:

                                                                2002       2001
                                                              -------    -------
Warranty .................................................    $ 6,173    $ 6,303
Marketing programs .......................................      8,867      7,498
Salaries and benefits ....................................      8,901     11,141
Insurance and taxes ......................................      3,944      4,085
Other ....................................................      9,214     11,996
                                                              -------    -------
                                                              $37,099    $41,023
                                                              =======    =======

INCOME TAXES

      Deferred income taxes are provided to reflect the tax effects of temporary differences between assets and liabilities for financial reporting purposes and income tax purposes. Provisions are also made for U.S. income taxes on undistributed earnings of foreign subsidiaries not considered to be indefinitely reinvested (note 7).

SHIPPING AND HANDLING FEES AND COSTS

      Costs associated with the handling and warehousing of finished goods are charged to selling, general and administrative expense and amounted to $4,817, $3,819 and $3,502 in 2002, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT COSTS

      All research and development costs are charged to selling, general and administrative expense as incurred and amounted to $8,896, $9,086 and $9,521 in 2002, 2001 and 2000, respectively.

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

RISKS AND UNCERTAINTIES

      Approximately 8% of the Company's employees are covered by a collective bargaining agreement which expired in October 2002. The union members continue to work while the parties negotiate. Another 3% of the Company's employees are covered by a separate collective bargaining agreement which expires in March 2005.

      Through certain subsidiary companies, the Company has operations in a number of countries, including China, India, Germany, Spain, the United Kingdom and the Philippines. Of our fourteen manufacturing facilities, five are in China.

      The Company's foreign operations, at times, may be adversely affected by changes in government policies such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports and sources of supply, duties or tariffs, the introduction of additional measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad and the expropriation of private enterprise. In addition, policy concerns particular to the United States with respect to a country in which the Company has operations could adversely affect the Company's operations in that country.

      The Company monitors its operations with a view to minimizing the impact on its foreign investments and overall business that could arise as a result of the risks inherent in maintaining operations in foreign countries as described above.

EARNINGS PER SHARE

      Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share are computed by adjusting outstanding shares assuming conversion of all potentially dilutive stock options. In 2001, stock options were not included in the computation of diluted (loss) per share due to their anti-dilutive effect given the net loss for the year. The number of anti-dilutive stock options excluded from the computation of diluted loss per share was 289,274 for 2001. The computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

                                                                                 2002                  2001                   2000
                                                                               --------              --------               --------
Net income (loss) ...............................................              $  8,009              $(22,453)              $ 20,401
                                                                               --------              --------               --------
Weighted average shares outstanding
    (amounts in thousands) ......................................                31,492                31,808                 35,325
Assumed conversion of stock options .............................                     2                  --                      165
                                                                               --------              --------               --------
Dilutive average shares outstanding
    (amounts in thousands) ......................................                31,494                31,808                 35,490
                                                                               ========              ========               ========
Earnings (loss) per share:
    Basic .......................................................              $   0.25              $  (0.71)              $   0.58
    Diluted .....................................................                  0.25                 (0.71)                  0.57
                                                                               ========              ========               ========

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. At August 31, 2002 and 2001, the fair value of long-term debt (including current portion), is estimated to be $146,776 and $152,467, respectively, based on current market rates that could be obtained by the Company for similar debt.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

            The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The Company's use of derivative financial instruments is limited primarily to the use of forward foreign currency exchange contracts to mitigate certain foreign currency exchange rate risks relative to Canadian dollar receivables, Euro dollar payables, and Philippine peso payables. Such contracts are not designated as hedges and any changes in fair value are recognized in Other income (expense) in the current period. The Company does not have any such contracts outstanding as of August 31, 2002 and 2001.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles will not be amortized but instead would be reviewed for impairment and written down with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles is more than their fair value. SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of September 1, 2002, the effective date of the statement for the Company. Additionally, SFAS 142 requires the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations. The Company is in the process of evaluating the effect that adopting this statement will have on its financial position, results of operations, and its cash flow.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS 143 at the beginning of its fiscal year 2003. The Company has determined the adoption of this statement will not have a material effect on its financial position, results of operations, and its cash flow.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are required to be adopted by the Company at the beginning of its fiscal year 2003. The Company is in the process of evaluating the effect that adopting this statement will have on its financial position, results of operations, and its cash flow.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The adoption of this statement did not have a material effect on the Company's financial position, results of operations, and its cash flow.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002, and therefore, the effect of adopting this statement on the Company's financial position, results of operations, and its cash flows is prospective.

RECLASSIFICATIONS

      Amounts recorded for patent and trademark costs have been reclassified from Other assets to Goodwill and other intangible assets to conform to the current year presentation.

2. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

      In the fourth quarter of 2001, the Company announced a plan to restructure its existing operations, which included the transfer of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs.

      The Company determined that as a result of the movement of certain production within its Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") segment, certain machinery and equipment used at its Illinois, Tennessee and Maryland facilities would be idled and disposed of. Given the nature of these fixed assets, the Company has written-off the full carrying amount of these assets of $6,206.

      Employee severance costs of $1,873 were recorded due to the elimination of approximately 800 factory workers in the U.S., primarily within the HVACR segment. As of August 31, 2001, the Company has terminated approximately 675 of the workers and has terminated the remainder through the end of October 2001.

      Inventory write-downs of $1,809 were recorded in connection with the restructuring plan to reduce the carrying amount of certain component inventory which will not be relocated as part of the relocation of production to China. In addition, the Company was required to record a lower of cost or market adjustment of $2,222 on certain room air conditioner and dehumidifier products in the fourth quarter of fiscal 2001 due to a recent decline in selling prices. The total charge for inventory write-downs was $4,031 and is recorded within cost of sales. In addition, the Company recorded certain other write-downs for unused purchase credits associated primarily with the discontinuation of certain vendor relationships, which resulted in an additional charge to cost of sales of $716.

      Facility closing costs of $868 include charges for clean-up and waste removal at the Company's Illinois, Tennessee and Maryland facilities.

      The Company recorded the following amounts in the Consolidated Statement of Operations in fiscal 2001 in connection with the restructuring plan:

                                                                                 COST OF          RESTRUCTURING AND
                                                                                  SALES            SPECIAL CHARGES            TOTAL
                                                                                 -------          -----------------          -------
Work force reductions ............................................                  --                 $ 1,873               $ 1,873
Fixed asset impairments ..........................................                  --                   6,206                 6,206
Inventory write-downs ............................................               $ 4,031                  --                   4,031
Facility closing costs and other .................................                   716                   868                 1,584
                                                                                 -------               -------               -------
    Total ........................................................               $ 4,747               $ 8,947               $13,694
                                                                                 =======               =======               =======

      Of the $13,694 in total charges recorded in fiscal 2001, $10,445 represents non-cash charges primarily related to fixed asset impairments and inventory write-downs. The remaining charges of $3,249 as of August 31, 2001 represent future cash payments that will be required to be made in connection with employee severance and facility closing costs. As of August 31, 2001, the Company had an accrued balance of $3,077 in connection with the restructuring. The total cash expended in fiscal 2001 was $172, of which $100 was related to severance charges.

      The following table displays the activity and balances of the restructuring reserve account from September 1, 2000 to August 31, 2002.

                                  SEPTEMBER                                 AUGUST 31,                                AUGUST 31,
                                   1, 2000                                    2001                                      2002
                                   BALANCE     ADDITIONS    DEDUCTIONS       BALANCE     ADDITIONS    DEDUCTIONS       BALANCE
                                 -----------   ---------    ----------      ----------   ---------    ----------      ----------
Workforce reductions .........     $ --         $ 1,873       $  (100)       $ 1,773       $ --         $(1,152)       $   621
Facility closing costs .......       --             787          --              787         --            (126)           661
Other costs ..................       --             589           (72)           517         --            (114)           403
                                   ------       -------       -------        -------       ------       -------        -------
Total ........................     $ --         $ 3,249       $  (172)       $ 3,077       $ --         $(1,392)       $ 1,685
                                   ======       =======       =======        =======       ======       =======        =======

      In fiscal 2002, the Company continued with its previously announced plan to restructure its existing operations. The remaining work force reductions were completed in the first quarter of fiscal 2002. In connection with the restructuring, the Company expended $995, primarily for severance and other workforce reduction charges, and recorded a $397 reduction to the reserve due to a change in estimate for accrued medical costs related to terminated employees. The remaining balance of $1,685, which consists primarily of workforce reduction and facility closing costs, are expected to be expended during fiscal 2003 and 2004. The final amounts will be settled upon the expiration period for workmans' compensation claims and completion of facility clean up and waste removal.

3.    CONTINGENCIES

      The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation, with counsel, that the outcome of such litigation will not have a material adverse effect on its financial position, results of operations, and cash flow.

4.    SHORT-TERM BORROWING

      At August 31, 2002 and 2001, two foreign subsidiaries had short-term notes of $9,829 and $7,470, respectively, outstanding under loan agreements with various banks. The current notes bear interest ranging from 3.40% to 6.43% and expire no later than May 2003.

      At August 31, 2002 and 2001, the Company had no short-term borrowing outstanding under its $100,000 U.S. revolving credit facility with a commercial finance company. Availability under the revolving credit facility is based on accounts receivable and inventory and requires maintenance of certain financial covenants. The Company is currently in compliance with the terms of these covenants.

      The maximum amount outstanding under the credit facility was $62,726 and $68,075 during fiscal 2002 and 2001, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $16,228 and 4.52% in fiscal 2002 and $17,533 and 8.21% in fiscal 2001. The credit facility is collateralized by substantially all of the Company's assets and is in effect until February 2004. The rate of interest on the facility is prime rate or LIBOR plus 2.25%.

5.    LONG-TERM DEBT

      Long-term debt consists of the following at August 31:

                                                                                                            2002              2001
                                                                                                          --------          --------
9 3/8% Senior Subordinated Notes due in 2007:
    $100,000 principal amount less unamortized discount of $237 and $285 .......................          $ 99,763          $ 99,715
    $50,000 principal amount less unamortized discount of $1,468 and $1,761 ....................            48,532            48,239
Fedders Koppel promissory note .................................................................             3,574             4,934
Promissory note payable to the State of Illinois ...............................................             2,129             2,482
Trion Industrial Revenue Bond ..................................................................             3,200             3,200
Sun Air Conditioning Industrial Revenue Bond ...................................................             1,809              --
Sun Air Conditioning promissory note ...........................................................               890             1,597
Melcor, State of New Jersey Economic Development Bond ..........................................             1,037             1,168
Eubank Manufacturing Enterprises, Inc. mortgage ................................................             1,019             1,266
Capital lease obligations ......................................................................             5,178             5,854
                                                                                                          --------          --------
                                                                                                           167,131           168,455
Less current maturities ........................................................................             3,362             3,055
                                                                                                          --------          --------
                                                                                                          $163,769          $165,400
                                                                                                          ========          ========

      Aggregate amounts of long-term debt, excluding capital leases of $5,178, maturing in each of the years ending August 31 are as follows:

                     Years                                Amount
                  ----------                             --------
                     2003                                $  2,633
                     2004                                   2,660
                     2005                                   2,363
                     2006                                     942
                     2007                                 149,083
                  Thereafter                                4,272
                                                         --------

                    Total                                $161,953
                                                         ========

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

      The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next six years, and is collateralized by a mortgage on the Company's Illinois facility.

      The Trion Industrial Revenue Bond is due in November 2011, bears interest at a variable rate which fluctuates in accordance with the Bond Market Association Index, and requires no principal payments until maturity. This bond is collateralized by Trion's Sanford, North Carolina facility, including real property and equipment.

      The Fedders Koppel promissory note payable to a Philippines bank is to be paid over the next three years, bears interest at PHIBOR plus 3% and is guaranteed by the Company.

      The Sun Air Conditioning Industrial Revenue Bond is to be paid over seven years, with the first payment in January 2002. The bond is collateralized by certain real property and equipment, is guaranteed by the Company, and bears interest at a variable rate calculated as 75% of the sum of LIBOR plus 1.75.

      The Sun Air Conditioning promissory note due to Flag Bank is to be paid over the next five years and has a variable rate of interest, payable at the prime rate. The promissory note is collateralized by certain real property and equipment.

      The loan from the New Jersey Economic Development Corporation to Melcor Corporation has an interest rate of 6.6%, is to be paid over the next eight years, and is collateralized by Melcor's facility and certain equipment.

      The Eubank Manufacturing Enterprises Inc. mortgage is payable to Bank of America Leasing and Capital. The loan has an interest rate of 8.54%, is to be paid over the next four years, and is collateralized by a mortgage on Eubank's facility.

6.    COMMITMENTS

      The Company leases certain property and equipment under operating leases. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair rental value for a period of one month to five years. The Company also has guaranteed payments under license agreements. Minimum payments for operating leases having non-cancelable terms and guaranteed payments under the license agreements are as follows:

                  Years                              Amount
               ----------                           --------
                  2003                              $  3,109
                  2004                                 2,902
                  2005                                 2,353
                  2006                                 2,859
                  2007                                 2,776
               Thereafter                              8,138
                                                    --------

                 Total                              $ 22,137
                                                    ========


      Total rent and licensing expense amounted to $5,715, $2,958 and $1,647 in 2002, 2001 and 2000, respectively.

      Aggregate future minimum rental payments under capital leases are as follows:

                Years                           Amount
             ----------                         ------
                2003                            $1,123
                2004                               884
                2005                               842
                2006                               840
                2007                               838
             Thereafter                          2,408
                                                ------
    Total minimum lease payments                 6,935
  Less amount representing interest              1,757
                                                ------
Total obligation under capital leases           $5,178
                                                ======

7.    INCOME TAXES

      The (benefit) provision for income taxes consists of the following components:

                                              2002          2001          2000
                                            --------      --------      --------
Current:  Federal .....................     $(12,101)     $ (5,472)     $  1,076
          State .......................         (181)          (53)           69
          Foreign .....................          493           531           275
                                            --------      --------      --------
                                             (11,789)       (4,994)        1,420
                                            --------      --------      --------
Charge in lieu of income taxes ........         --             134           109
                                            --------      --------      --------
Deferred: Federal .....................        6,497        (5,783)        8,436
          State .......................          259          (167)          108
                                            --------      --------      --------
                                               6,756        (5,950)        8,544
                                            --------      --------      --------
                                            $ (5,033)     $(10,810)     $ 10,073
                                            ========      ========      ========

      The exercise of stock options to acquire shares of the Company's stock creates a compensation deduction for income tax purposes for which there is no corresponding expense required for financial reporting purposes. The tax benefits related to these deductions are reflected as a charge in lieu of income taxes and a credit to additional paid-in capital. The Company elected to carry back its 2001 U. S. net operating loss and received $8,257 in tax refunds during fiscal 2002.

      Deferred tax assets result from temporary differences between assets and liabilities for financial reporting and income tax purposes, and include the components related to acquired companies. The components are as follows at August 31:

                                                            2002         2001
                                                          --------     --------
Warranty .............................................    $  2,710     $  1,727
Depreciation .........................................      (7,114)      (3,649)
Employee benefit programs ............................       7,256        8,391
Inventory ............................................       2,202        4,868
Net operating loss and tax credit carry-forwards .....       2,294        1,130
Restructuring ........................................         509        2,002
Other ................................................       1,405        1,451
                                                          --------     --------
                                                             9,262       15,920
Valuation allowance ..................................        (775)        (677)
                                                          --------     --------
                                                          $  8,487     $ 15,243
                                                          ========     ========

      The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items:

                                               2002         2001         2000
                                             --------     --------     --------
Expected tax at statutory rate ..........    $  1,042     $(11,642)    $ 10,666
Tax difference on foreign earnings ......        (568)          75          319
Valuation allowance reflected
    in current income ...................          98         (356)      (1,054)
State taxes, less federal
    income tax benefit ..................          50         (143)         115
Prior year provisions no longer
    required ............................      (6,048)        --           (435)
Other ...................................         393        1,256          462
                                             --------     --------     --------
                                             $ (5,033)    $(10,810)    $ 10,073
                                             ========     ========     ========

      At August 31, 2002, the Company has Federal net operating loss carry-forwards of approximately $4,000 and foreign net operating loss carry-forwards of approximately $1,300. The valuation allowance reflects the uncertainty associated with the realization of deferred tax assets. The increase in the valuation reserve was due primarily to foreign net operating losses. During the fourth quarter of 2002, the Company recorded a tax benefit of $6,048 to reflect favorable tax audit resolutions and the reduction in world-wide tax exposures.

8.    REPORTABLE SEGMENTS

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                    2002             2001             2000
                                                 ---------        ---------        ---------
Net sales
HVACR ....................................       $ 332,748        $ 359,964        $ 369,014
Engineered Products ......................          40,954           45,733           47,167
                                                 ---------        ---------        ---------
Consolidated net sales ...................       $ 373,702        $ 405,697        $ 416,181
                                                 =========        =========        =========
Earnings before interest and taxes
HVACR ....................................       $  25,908        $   7,387        $  45,958
Engineered Products ......................          (1,663)              15            2,747
                                                 ---------        ---------        ---------
Segment earnings before interest and taxes          24,245            7,402           48,705
                                                 ---------        ---------        ---------
Asset impairment, employee severance and
   other restructuring (credits) charges .            (397)           8,947               --
Non-allocated expenses ...................           3,049           13,873            2,647
Interest expense .........................          18,617           17,845           15,584
(Benefit) provision for income tax expense          (5,033)         (10,810)          10,073
                                                 ---------        ---------        ---------
Consolidated net income (loss) ...........       $   8,009        $ (22,453)       $  20,401
                                                 =========        =========        =========
Adjusted EBITDA (1) (2)
HVACR ....................................       $  36,313        $  25,986        $  54,572
Engineered Products ......................           1,576            3,111            5,866
Non-allocated ............................          (2,745)          (4,351)          (1,652)
                                                 ---------        ---------        ---------
Consolidated Adjusted EBITDA .............       $  35,144        $  24,746        $  58,786
                                                 =========        =========        =========

(1) In fiscal year 2002, Adjusted EBITDA excludes a $397 asset impairment, employee severance and other restructuring credit, $350 of operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at these facilities would cease and $339 of non-cash income to reduce the compensation accrual due to the re-pricing of a majority of unexercised stock options in fiscal 2001. In fiscal 2001, Adjusted EBITDA results exclude $8,947 of asset impairment, employee severance and other restructuring charges, $4,031 of one-time inventory charges, a $7,583 deferred compensation charge relating to the retirement of an officer of the Company, an additional $2,283 of other non-recurring inventory write-offs, $1,364 of operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at these facilities would cease, a $726 non-cash charge for the re-pricing of a majority of unexercised stock options and $716 of other one-time charges.

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

Depreciation and amortization
HVACR ..........................................       $ 10,409       $ 10,532       $  8,450
Engineered Products ............................          3,779          3,686          3,684
Corporate ......................................            642          1,213            942
                                                       --------       --------       --------
      Consolidated depreciation and amortization       $ 14,830       $ 15,431       $ 13,076
                                                       ========       ========       ========
Property, plant and equipment additions
HVACR ..........................................       $  5,955       $  8,979       $  5,268
Engineered Products ............................          1,796          1,662          3,842
Corporate ......................................             95            132            748
                                                       --------       --------       --------
     Consolidated property, plant and equipment
      additions ................................       $  7,846       $ 10,773       $  9,858
                                                       ========       ========       ========

Total assets
HVACR ..........................................       $212,931       $224,914       $222,393
Engineered Products ............................         66,173         57,712         56,960
Non -allocated assets ..........................         87,024         79,706        108,822
                                                       --------       --------       --------
    Consolidated assets ........................       $366,128       $362,332       $388,175
                                                       ========       ========       ========

      Summary of Net Sales by Geographic Area (1)

                                   U.S.               OTHER           CONSOLIDATED
                                --------             -------          ------------
2002                            $321,666             $52,036            $373,702
2001                             336,530              69,167             405,697
2000                             361,518              54,663             416,181

----------
(1) Other includes the Company's net sales principally to Asia, Europe, Canada and Mexico.

      Summary of Long-Lived Assets by Geographic Area (2)

                                   U.S.               OTHER           CONSOLIDATED
                                --------             -------          ------------
2002                            $128,575             $41,238            $169,813
2001                             142,434              26,564             168,998
2000                             142,490              19,572             162,062

----------
(2)   Other includes long-lived assets located principally in Asia.

      In 2002, one customer accounted for 29% of net sales and a second customer 20% of net sales. In 2001, one customer accounted for 26% of net sales and a second customer 23% of net sales. In 2000, one customer accounted for 25% of net sales and a second customer 24% of net sales.

      It is not practical for the Company to report revenues for each product or group of similar products. A majority of the internal reports provide detailed information by legal entity, but there is no one uniform customer or product information management system.

9.    CAPITAL STOCK

      On March 26, 2002, the Company's stockholders approved a recapitalization plan (the "Plan") which became effective the same day. Under the Plan, the holder of each share of Common Stock received 1.1 shares of new Common Stock, the holder of each share of Class A Stock received 1 share of new Common Stock and the holder of each share of Class B Stock received 1.1 shares of new Class B Stock. The par value of the new Common Stock and the new Class B Stock is $0.01, while the par value of the old Common Stock and old Class B Stock was $1.00. The new Common Stock and the new Class B Stock have alternating preferences with respect to payments or distributions in the event of any dissolution, liquidation, or winding up of the Company. No such liquidation preference existed previously. Each share of new Class B Stock shares equally with each share of new Common Stock in payments of dividends while each share of old Class B Stock received 90% of the dividends paid to each share of old Common Stock. The new Class B Stock will automatically be converted into shares of new Common Stock if the number of outstanding shares of new Class B Stock falls below 2.5% of the aggregate number of issued and outstanding shares of new Common Stock and new Class B Stock. The old Class B Stock automatically converted into shares of old Common Stock if the number of outstanding shares of old Class B Stock fell below 5.0% of the aggregate number of issued and outstanding shares of old Common Stock and old Class B Stock.

      New Common Stock (70,000,000 shares authorized): 3,746,757 shares of new Common Stock were reserved for the exercise of stock options and 2,394,046 of shares of new Common Stock were reserved for the conversion of shares of new Class B stock as of August 31, 2002.

      Old Common Stock (80,000,000 shares authorized): During fiscal 2001, 1,932,800 shares were repurchased for $8,985. During fiscal 2000, 567,900 shares were repurchased for $3,580. 3,747,157 shares of old Common Stock were reserved for the exercise of stock options, 24,044,773 shares of old Common Stock were reserved for the conversion of Class A Stock and 2,266,406 shares of old Common Stock were reserved for the conversion of shares of old Class B Stock as of August 31, 2001.

      Class A Stock (60,000,000 shares authorized): During fiscal 2001, 1,065,600 shares were repurchased for $4,252. An additional 224,259 shares were received by employees in connection with the exercise of stock options. During fiscal 2000, 2,200,100 shares were repurchased for $9,904. An additional 154,071 shares were received from employees in connection with the exercise of stock options. Class A Stock had rights, including dividend rights, substantially identical to the old Common Stock, except that the Class A Stock was not entitled to vote except to the extent provided under Delaware law. Class A Stock was immediately convertible into old Common Stock on a share-for-share basis upon conversion of all of the Class B Stock.

      New Class B Stock (5,000,000 shares authorized): New Class B Stock is immediately convertible into Common Stock on a share-for-share basis if the number of outstanding shares of new Class B Stock falls below 2.5% of the aggregate number of issued and outstanding shares of new Common Stock and new Class B Stock. New Class B Stock has greater voting power, in certain circumstances (ten-to-one in the election of directors), and has limited transferability. New Class B Stock also votes separately, as a class, on certain significant issues.

      Old Class B Stock (7,500,000 shares authorized): Old Class B Stock was immediately convertible into old Common Stock on a share-for-share basis if the number of outstanding shares of old Class B Stock fell below 5.0% of the aggregate number of issued and outstanding shares of old Common Stock and old Class B Stock. Old Class B Stock had greater voting power, in certain circumstances (ten-to-one in the election of directors), but received a lower dividend, if declared, equal to 90% of the dividend on old Common Stock and had limited transferability. Old Class B Stock also voted separately, as a class, on certain significant issues.

The following table summarizes the number of shares outstanding by class of stock:

                                    NEW COMMON         OLD COMMON                                NEW CLASS B         OLD CLASS B
                                      STOCK              STOCK             CLASS A STOCK            STOCK               STOCK
                                    ----------         -----------         -------------         -----------         -----------
Balance at August 31, 1999                  --          16,135,459           17,635,741                   --           2,266,706
Purchase of treasury stock                  --            (567,900)          (2,200,100)                  --                  --
Stock options exercised                     --                  --              385,322                   --                  --
Other                                       --                  --             (114,071)                  --                (300)
                                    ----------         -----------          -----------          -----------         -----------
Balance at August 31, 2000                  --          15,567,559           15,706,892                   --           2,266,406
Purchase of treasury stock                  --          (1,932,800)          (1,065,600)                  --                  --
Stock options exercised                     --                  --              425,055                   --                  --
Other                                       --                  --             (176,361)                  --                  --
                                    ----------         -----------          -----------          -----------         -----------
Balance at August 31, 2001                  --          13,634,759           14,889,986                   --           2,266,406
Stock options exercised                     --                  --                  400                   --                  --
Recapitalization                    29,888,621         (13,634,759)         (14,890,386)           2,493,046          (2,266,406)
Other                                  202,444                  --                   --                   --                  --
                                    ----------         -----------          -----------          -----------         -----------
Balance at August 31, 2002          30,091,065                  --                   --            2,493,046                  --
                                    ==========         ===========          ===========          ===========         ===========

      On October 11, 2000, the Company announced an increase in a stock repurchase plan, authorized in August 1998, from $30,000 to $40,000 for the Company's old Common and Class A Stock. Total repurchases under this plan, including commissions, amounted to approximately 8.4 million shares of old Common Stock and Class A Stock for $40.0 million or $4.74 per share. The stock repurchase plan has now been completed.

10.   STOCK OPTION PLANS

      All stock option plans, as approved by the stockholders, provide for the granting to employees and officers of incentive stock options (as defined under current tax laws) and non-qualified stock options. All of the plans provide for the granting of non-qualified stock options to directors who are not employees. Stock options granted prior to June 1, 2002 are exercisable one year after the date of grant. Stock options granted subsequent to June 1, 2002 vest over a four year period. Options, if not exercised, will expire five years from the date of grant. Certain options are only exercisable at the end of five years unless a sales target is achieved prior thereto.

      In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options, reducing the exercise price to $3.625 per share, which was the fair market value of the Class A Stock on the date of repricing. The Company recorded a non-cash charge of $726 due to the repricing in fiscal 2001. In fiscal 2002, the Company recorded a $339 reduction to compensation expense to reflect changes in the market price of the Company's stock.

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock options issued to employees. The Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below had compensation cost for the Company's stock option plans been determined consistent with SFAS 123.

                                              2002              2001                2000
                                           ----------        ----------          ----------
Net income (loss):
      As reported ................         $    8,009        $  (22,453)         $   20,401
      Pro forma ..................              7,230           (22,949)             19,257
Basic earnings (loss) per share:
      As reported ................         $     0.25        $    (0.71)         $     0.58
      Pro forma ..................               0.23             (0.72)               0.55
Diluted earnings (loss) per share:
      As reported ................         $     0.25        $    (0.71)         $     0.57
      Pro forma ..................               0.23             (0.72)               0.54

      The stock option plan summary and changes during each year are presented below:

                                                                                  2002              2001              2000
                                                                               ----------        ----------        ----------
Options outstanding at beginning of year ...............................        1,630,000         2,483,000         1,644,000
Granted ................................................................        1,423,000            79,000         1,295,000
Canceled/Expired .......................................................         (539,000)         (507,000)          (71,000)
Exercised ..............................................................               --          (425,000)         (385,000)
                                                                               ----------        ----------        ----------
Options outstanding at end of year .....................................        2,514,000         1,630,000         2,483,000
Options exercisable at end of year .....................................           78,000           551,000         1,411,000
                                                                               ==========        ==========        ==========
Exercise price per share ...............................................       $     2.65        $     2.84        $     2.84
                                                                                  to 5.00           to 4.63           to 5.94
                                                                               ==========        ==========        ==========

      Options exercisable at August 31, 2002 have an average exercise price of $3.61. The fair value of the stock options granted during 2002, 2001 and 2000 was $1.47, $1.46 and $1.31, respectively.

      The fair value of each option granted is estimated on the date of grant using the Binomial option pricing model with the following weighted-average assumptions:

                                           2002            2001            2000
                                           ----            ----            ----
Expected dividend yield ........           3.98%           2.84%           2.43%
Risk-free rate .................            2.9%            5.7%            6.1%
Expected life in years .........              4               4               4
Volatility .....................             68%             45%             30%

The following table summarizes information on stock options outstanding at August 31, 2002:

                                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                       -------------------------------------------------          -------------------------------
  EXERCISE                               NUMBER             CONTRACTUAL        EXERCISE             NUMBER              EXERCISE
   PRICES                              OUTSTANDING            LIFE(1)           PRICE(1)          EXERCISABLE            PRICE(1)
  --------                             -----------          -----------        ---------          -----------           ---------
$2.65 - 2.84 ..................            71,000               4.41             $2.74                 1,000              $2.84
$3.02 - 3.02 ..................         1,307,000               4.88              3.02                    --                 --
$3.63 - 3.63 ..................         1,077,000               2.22              3.63                77,000               3.63
$4.50 - 5.00 ..................            59,000               3.63              4.53                    --                 --
                                        ---------              -----             -----             ---------              -----
                                        2,514,000               3.70             $3.31                78,000              $3.61
                                        =========              =====             =====             =========              =====

----------
(1)   weighted average

11.   PENSION PLANS AND OTHER COMPENSATION ARRANGEMENTS

      The Company maintains a 401(k) defined contribution plan covering all U.S. employees, except union employees at one subsidiary. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $1,064, $1,496,and $1,287, in 2002, 2001 and 2000,
respectively.

      In fiscal 2002, the Company extended the employment agreement with an officer that now has a term that extends through September 2006. The agreement provides for annual base and incentive compensation, a non-interest bearing, uncollateralized loan which the Company expects to collect in six yearly installments over the six year period following the officer's termination of employment. (see note 1), a retirement contribution that vests over the life of the agreement and restricted stock, of which a portion vests in January 2004 and a portion vests in January 2007. The Company is amortizing the retirement contribution over the vesting period and the restricted stock, commencing on the date of grant, over the remaining life of the agreement.

      Due to the retirement of another officer in fiscal 2001, the Company recorded additional compensation of $7,583 to selling, general and administrative expense as a result of changes in the underlying estimate. This change in estimate was due primarily to the timing of the executive's decision to retire, since the compensation formula includes factors based upon prior year's base salary and bonus. Therefore, the effects of this change in estimate are not attributable to future periods. This officer is required to be paid a monthly retirement benefit for 10 years, commencing upon his retirement in fiscal 2001. The retirement benefit is based upon his compensation in the year prior to retirement, pursuant to an employment agreement entered into in 1993.

      The Company provides a portion of health care and life insurance benefits for certain retired employees who elect to participate in the Company's plan. SFAS 106 requires accrual accounting for all post-retirement benefits other than pensions. At August 31, 2002 and 2001, post-retirement benefits, although immaterial, were fully accrued with no significant change between these dates.

12.   ACQUISITIONS AND JOINT VENTURES

      The Company completed the acquisition, in the first quarter of fiscal 2002, of a wholly-owned air conditioning manufacturing operation in Shanghai, China, now called Fedders Shanghai Co., Ltd. This subsidiary is included within the HVACR reportable segment. This plant has fully replaced the production of room air conditioners previously produced at the Company's Tennessee plant, which ceased production as part of the 2001 restructuring plan. The purchase price of $4.6 million was allocated based on the fair market value of the assets acquired, which consisted primarily of inventory and fixed assets. The excess of purchase price over the fair market value of the assets acquired was allocated to goodwill ($0.6 million).

      In November 2001, Melcor Corporation ("Melcor"), a subsidiary of the Company, and Quanzhou Hua Yu Electrical Component Factory formed a joint venture, Quanzhou Melcor Hua Yu Thermoelectric Company Ltd., to manufacture thermoelectric modules in China. This joint venture is included within the Engineered Products reportable segment. Melcor has a 65% interest in the joint venture. The Company's investment in the joint venture amounted to $1.8 million. This joint venture is consolidated into the Company's financial statements with Quanzhou Hua Yu's 35% interest accounted for as a minority interest. This transaction was accounted for as a business combination, which resulted in an intangible asset of $1.2 million. This intangible asset is being amortized over 20 years, which represents the term of the joint venture agreement.

      In October 2001, the Company entered into a joint venture with Voltas Limited ("Voltas") to produce room air conditioners in India. Fedders and Voltas each have a 50% interest in the joint venture, Universal Comfort Products Pvt. Ltd, which produces room and ductless split system air conditioners. This joint venture is included within the HVACR reportable segment. The Company's investment in the joint venture amounted to $2.2 million. The Company reports the results of the joint venture by the equity method of accounting.

      In January 2002, Rotorex Company, Inc. ("Rotorex"), a subsidiary of the Company, and Dong Fang Electromechanical, a subsidiary of China North Industries Group Corporation, entered into an agreement to form a joint venture to manufacture rotary compressors for air conditioners, in Xi'an, China. This joint venture is included within the HVACR reportable segment. The Company's investment in the joint venture amounted to $4.4 million in fiscal 2002. Rotorex has a 50% interest in Xi'an Fedders Dong Fang Air Conditioner Compressor Co. Ltd. The Company reports the results of the joint venture by the equity method of accounting.

      The Company's consolidated financial statements include the operating results of the acquired businesses and joint ventures from the date of acquisition or the commencement of the joint venture. On a pro forma basis, as if the businesses had been acquired or the joint ventures entered into at the beginning of fiscal 2002, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for fiscal 2002.

      In November 2000, a subsidiary of the Company acquired Eubank Manufacturing Enterprises, Inc. ("Eubank") a manufacturer of cooling systems used to control the environment in cellular tower transmission equipment rooms and residential and commercial applications. Eubank's sales for the twelve-month period ended October 31, 2000 were approximately $21.0 million. In March 2001, the Company acquired Polenz GmbH ("Polenz"), a premier air treatment products distributor in Germany. Polenz's sales for calendar year 2000 were approximately $25.6 million. Total cash paid for the two acquisitions was $19.7 million, net of cash acquired. Both subsidiaries are included within the HVACR reportable segment.

      Both acquisitions were accounted for using the purchase methods, with the purchase price allocated to net assets acquired based on their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the net assets acquired ($11,600) was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The Company's consolidated financial statements include the operating results of the acquired businesses from the date of acquisition. On a pro forma basis, as if the businesses had been acquired at the beginning of fiscal

2001, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for fiscal 2001.

      In fiscal 2000, a subsidiary of the Company acquired the capital stock of ABB Koppel, Inc. (now called Fedders Koppel, Inc.), a manufacturer of packaged air conditioners in the Philippines. In March 2000, another subsidiary of the Company acquired the net assets of Sun Manufacturing, Inc. ("Sun"). Total consideration for the two acquisitions was $12.6 million in cash and notes plus the assumption of $2.2 million of debt. Sun is a manufacturer of air conditioners that cool telecommunications equipment in cellular towers. Both subsidiaries are included within the HVACR segment.

      Both acquisitions were accounted for using the purchase method, with the purchase price allocated to net assets acquired based on their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the net assets acquired ($9,586) was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The Company's consolidated financial statements include the operating results of the acquired businesses from the date of acquisition. On a pro forma basis, as if the businesses had been acquired at the beginning of fiscal 2001, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for fiscal 2000.

13.   SUBSEQUENT EVENTS

      In October 2002, the Company announced that its Board of Directors had approved a plan pursuant to which a new class of Cumulative Preferred Stock will be offered to stockholders in exchange for up to 15 million shares of the Company's new Common Stock, with .14 shares of Preferred Stock being offered in exchange for every share of new Common Stock. The offer will be conditioned upon at least 5 million shares of the Company's new Common Stock being tendered. The new Preferred Stock will have an annual dividend of $2.15 per share and a liquidation value of $25 per share.

14.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the Senior Subordinated Notes due 2007, of which $100,000 were issued in August 1997, and $50,000 were issued in August 1999 (note 5). The Company's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA, the Company, and its subsidiaries other than FNA, and should be read in conjunction with the consolidated financial statements of the Company.

                               FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                            AND COMPREHENSIVE INCOME

                                                                             FISCAL YEAR ENDED AUGUST 31, 2002
                                                                             ---------------------------------
                                                       FEDDERS
                                                        NORTH            OTHER                          ELIMINATING        FEDDERS
                                                       AMERICA          FEDDERS         CORPORATE         ENTRIES        CORPORATION
                                                      ---------        ---------        ---------       -----------      -----------
Net sales .....................................       $ 287,079        $  98,364               --        $ (11,741)       $ 373,702
Cost of sales .................................         226,550           75,843               --          (11,741)         290,652
Selling, general and administrative
   expense (a) ................................          35,442           26,849        $     817               --           63,108
Asset impairment, employee severance
    and other restructuring (credits) .........            (397)              --               --               --             (397)
                                                      ---------        ---------        ---------        ---------        ---------
Operating income (loss) .......................          25,484           (4,328)            (817)              --           20,339
Partners' net interest in
   joint venture results ......................              --              713               --               --              713
Equity income in investment ...................              --               --            2,348           (2,348)              --
Net interest (expense) income (b) .............         (16,603)          (2,326)             312               --          (18,617)
Other income ..................................             154              387               --               --              541
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) before income taxes .............           9,035           (5,554)           1,843           (2,348)           2,976
Provision (benefit) for income taxes ..........           2,938           (1,805)          (6,166)              --           (5,033)
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss) .............................           6,097           (3,749)           8,009           (2,348)           8,009
Foreign currency translation, net
   of tax .....................................             223              630              853             (853)             853
                                                      ---------        ---------        ---------        ---------        ---------
Comprehensive income (loss) ...................       $   6,320        $  (3,119)       $   8,862        $  (3,201)       $   8,862
                                                      =========        =========        =========        =========        =========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                                              FISCAL YEAR ENDED AUGUST 31, 2001
                                                                              ---------------------------------
                                                           FEDDERS
                                                            NORTH           OTHER                        ELIMINATING      FEDDERS
                                                           AMERICA         FEDDERS        CORPORATE        ENTRIES      CORPORATION
                                                          ---------       ---------       ---------      -----------    -----------
Net sales ..........................................      $ 312,408       $  97,085              --       $  (3,796)      $ 405,697
Cost of sales ......................................        267,294          73,499              --          (3,796)        336,997
Selling, general and administrative
   expense (a) .....................................         38,775          24,524       $  11,499              --          74,798
Asset impairment, employee severance
   and other restructuring charges .................          8,947              --              --              --           8,947
                                                          ---------       ---------       ---------       ---------       ---------
Operating (loss) ...................................         (2,608)           (938)        (11,499)             --         (15,045)
Partners' net interest in joint venture
   results .........................................             --            (160)             --              --            (160)
Equity (loss) in investment ........................             --              --         (16,192)         16,192              --
Net interest income (expense) (b) ..................        (17,163)         (2,905)          2,223              --         (17,845)
Other expense ......................................           (213)             --              --              --            (213)
                                                          ---------       ---------       ---------       ---------       ---------
(Loss) before income taxes .........................        (19,984)         (4,003)        (25,468)         16,192         (33,263)
(Benefit) for income taxes .........................         (6,495)         (1,300)         (3,015)             --         (10,810)
                                                          ---------       ---------       ---------       ---------       ---------
Net (loss) .........................................        (13,489)         (2,703)        (22,453)         16,192         (22,453)
Foreign currency translation, net of tax ...........             12          (1,049)             --              --          (1,037)
                                                          ---------       ---------       ---------       ---------       ---------
Comprehensive (loss) ...............................      $ (13,477)      $  (3,752)      $ (22,453)      $  16,192       $ (23,490)
                                                          =========       =========       =========       =========       =========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                                               FISCAL YEAR ENDED AUGUST 31, 2000
                                                                               ---------------------------------
                                                           FEDDERS
                                                            NORTH           OTHER                        ELIMINATING      FEDDERS
                                                           AMERICA         FEDDERS        CORPORATE        ENTRIES      CORPORATION
                                                          ---------       ---------       ---------      -----------    -----------
Net sales ..........................................      $ 360,869       $  60,197              --       $  (4,885)      $ 416,181
Cost of sales ......................................        275,456          40,782              --          (4,885)        311,353
Selling, general and administrative
   expense (a) .....................................         40,313          14,934       $   2,727              --          57,974
                                                          ---------       ---------       ---------       ---------       ---------
Operating income (loss) ............................         45,100           4,481          (2,727)             --          46,854
Partners' net interest in joint venture
   results .........................................             --            (796)             --              --            (796)
Equity income in investment ........................             --              --          20,801         (20,801)             --
Net interest (expense) income (b) ..................        (16,513)         (1,142)          2,071              --         (15,584)
                                                          ---------       ---------       ---------       ---------       ---------
Income before income taxes .........................         28,587           2,543          20,145         (20,801)         30,474
Provision (benefit) for income taxes ...............          9,170           1,159            (256)             --          10,073
                                                          ---------       ---------       ---------       ---------       ---------
Net income .........................................         19,417           1,384          20,401         (20,801)         20,401
Foreign currency translation,
   net of tax ......................................             62            (624)             --              --            (562)
                                                          ---------       ---------       ---------       ---------       ---------
Comprehensive income ...............................      $  19,479       $     760       $  20,401       $ (20,801)      $  19,839
                                                          =========       =========       =========       =========       =========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                      AS OF AUGUST 31, 2002
                                                                      ---------------------
                                             FEDDERS
                                              NORTH          OTHER                         ELIMINATING       FEDDERS
                                             AMERICA        FEDDERS        CORPORATE         ENTRIES       CORPORATION
                                             -------        -------        ---------         -------       -----------
ASSETS
Current Assets:
     Cash and cash equivalents .......      $  64,166      $   3,213              --              --       $  67,379
     Net accounts receivable .........         16,610         15,158              --              --          31,768
     Net inventories .................         27,633         20,947              --              --          48,580
     Other current assets ............          5,924          7,806       $  12,477       $  (7,023)         19,184
                                            ---------      ---------       ---------       ---------       ---------
Total current assets .................        114,333         47,124          12,477          (7,023)        166,911
Investments in subsidiaries ..........             --             --          20,583         (20,583)             --
Net property, plant and equipment ....         44,916         21,090             840              --          66,846
Goodwill and other intangible assets..         65,107         26,985              --              --          92,092
Other long-term assets ...............          7,943          6,349          25,987              --          40,279
                                            ---------      ---------       ---------       ---------       ---------
Total assets .........................      $ 232,299      $ 101,548       $  59,887       $ (27,606)      $ 366,128
                                            =========      =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term notes ................      $   2,432      $   7,397              --              --       $   9,829
     Current portion of long-term debt            593          2,662       $     107              --           3,362
     Accounts and income taxes payable         22,562         16,260           9,021              --          47,843
     Accrued expenses ................         20,879         10,295           5,925              --          37,099
                                            ---------      ---------       ---------       ---------       ---------
Total current liabilities ............         46,466         36,614          15,053              --          98,133
Long-term debt .......................        153,624         10,129              16              --         163,769
Other long-term liabilities ..........          1,822         11,466          20,143       $  (7,023)         26,408
Net due to (from) affiliates .........             --         53,143         (53,143)             --              --
Stockholders' equity:
     New Common, and
         New Class B Stock ...........              5             --             407              (5)            407
     Additional paid-in capital ......         21,292         24,642          68,870         (45,934)         68,870
     Retained earnings (deficit) (f) .          9,078        (33,122)         47,551          24,044          47,551
     Deferred compensation
         and treasury stock ..........             --             --         (37,698)             --         (37,698)
     Accumulated other
         comprehensive income (loss) .             12         (1,324)         (1,312)          1,312          (1,312)
                                            ---------      ---------       ---------       ---------       ---------
Total stockholders' equity ...........         30,387         (9,804)         77,818         (20,583)         77,818
                                            ---------      ---------       ---------       ---------       ---------
Total liabilities and
     stockholders' equity ............      $ 232,299      $ 101,548       $  59,887       $ (27,606)      $ 366,128
                                            =========      =========       =========       =========       =========

                               FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                           AS OF AUGUST 31, 2001
                                                                           ---------------------
                                             FEDDERS
                                              NORTH          OTHER                         ELIMINATING       FEDDERS
                                             AMERICA         FEDDERS        CORPORATE        ENTRIES       CORPORATION
                                             -------         -------        ---------        -------       -----------
ASSETS
Current Assets:
     Cash and cash equivalents .......      $  44,331       $   4,211       $   2,650              --       $  51,192
     Net accounts receivable .........          8,095          16,608              --              --          24,703
     Net inventories .................         50,537          22,209              --              --          72,746
     Other current assets ............          1,721           5,326           8,519              --          15,566
                                            ---------       ---------       ---------       ---------       ---------
Total current assets .................        104,684          48,354          11,169              --         164,207
Investments in subsidiaries ..........             --              --          17,382       $ (17,382)             --
Net property, plant and equipment ....         50,805          19,841           1,105              --          71,751
Goodwill and other intangible assets..         66,734          26,762              --              --          93,496
Other long-term assets ...............          4,111           2,684          33,106          (7,023)         32,878
                                            ---------       ---------       ---------       ---------       ---------
Total assets .........................      $ 226,334       $  97,641       $  62,762       $ (24,405)      $ 362,332
                                            =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term notes ................             --       $   7,470              --              --       $   7,470
     Current portion of long-term debt      $     586           2,369       $     100              --           3,055
     Accounts and income taxes payable         24,423          17,994           4,599              --          47,016
     Accrued expenses ................         21,438          11,727           7,858              --          41,023
                                            ---------       ---------       ---------       ---------       ---------
Total current liabilities ............         46,447          39,560          12,557              --          98,564
Long-term debt .......................        153,896          11,379             125              --         165,400
Other long-term liabilities ..........          1,924          10,264          20,189       $  (7,023)         25,354
Net due to (from) affiliates .........             --          43,123         (43,123)             --              --
Stockholders' equity:
     Old Common, Class A and
         Old Class B Stock ...........              5              --          38,700              (5)         38,700
     Additional paid-in capital ......         21,292          24,642          31,146         (45,934)         31,146
     Retained earnings (deficit) (f) .          2,981         (29,373)         43,313          26,392          43,313
     Deferred compensation
         and treasury stock ..........             --              --         (37,980)             --         (37,980)
     Accumulated other
         comprehensive (loss) ........           (211)         (1,954)         (2,165)          2,165          (2,165)
                                            ---------       ---------       ---------       ---------       ---------
Total stockholders' equity ...........         24,067          (6,685)         73,014         (17,382)         73,014
                                            ---------       ---------       ---------       ---------       ---------
Total liabilities and
     stockholders' equity ............      $ 226,334       $  97,641       $  62,762       $ (24,405)      $ 362,332
                                            =========       =========       =========       =========       =========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               FISCAL YEAR ENDED AUGUST 31, 2002
                                                               ---------------------------------
                                             FEDDERS
                                              NORTH           OTHER                     ELIMINATING    FEDDERS
                                             AMERICA         FEDDERS       CORPORATE      ENTRIES     CORPORATION
                                             -------         -------       ---------      -------     -----------
Net cash provided by (used in)
     operating activities .............      $ 25,764       $ (3,152)      $ 11,522        $ --       $ 34,134
                                             --------       --------       --------        ----       --------
Net additions to property, plant and
     equipment ........................        (3,184)        (3,277)           (95)         --         (6,556)
Acquisition of businesses .............        (4,571)        (3,437)            --          --         (8,008)
                                             --------       --------       --------        ----       --------
Net cash (used in) investing activities        (7,755)        (6,714)           (95)         --        (14,564)
                                             --------       --------       --------        ----       --------
Net repayments of short and long-term
    borrowings ........................         1,826         (1,152)          (102)         --            572
Cash dividends ........................            --             --         (3,725)         --         (3,725)
Proceeds from stock options exercised .            --             --              1          --              1
Other .................................            --             --           (231)         --           (231)
Change in net due to (from) affiliate .            --         10,020        (10,020)         --             --
                                             --------       --------       --------        ----       --------
Net cash provided by (used in)
     financing activities .............         1,826          8,868        (14,077)         --         (3,383)
                                             --------       --------       --------        ----       --------
Net increase (decrease) in cash
     and cash equivalents .............        19,835           (998)        (2,650)         --         16,187
Cash and cash equivalents at
     beginning of year ................        44,331          4,211          2,650          --         51,192
                                             --------       --------       --------        ----       --------
Cash and cash equivalents at
     end of year ......................      $ 64,166       $  3,213       $     --        $ --       $ 67,379
                                             ========       ========       ========        ====       ========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  FISCAL YEAR ENDED AUGUST 31, 2001
                                                                  ---------------------------------
                                              FEDDERS
                                               NORTH         OTHER                      ELIMINATING    FEDDERS
                                              AMERICA       FEDDERS        CORPORATE      ENTRIES    CORPORATION
                                              -------       -------        ---------      -------    -----------
Net cash (used in)
     provided by operating activities .      $ (7,319)      $ 16,065       $ (2,827)       $ --       $  5,919
                                             --------       --------       --------        ----       --------
Net additions to property, plant and
     equipment ........................        (7,487)        (3,014)          (132)         --        (10,633)
Acquisition of businesses .............            --        (19,694)            --          --        (19,694)
                                             --------       --------       --------        ----       --------
Net cash (used in) investing activities        (7,487)       (22,708)          (132)         --        (30,327)
                                             --------       --------       --------        ----       --------
Proceeds from short-term notes ........            --          3,717             --          --          3,717
Net (repayments of) proceeds from
     long-term debt ...................          (579)         2,047            225          --          1,693
Cash dividends ........................            --             --         (3,914)         --         (3,914)
Proceeds from stock options exercised .            --             --            526          --            526
Repurchase of capital stock ...........            --             --        (13,237)         --        (13,237)
Other .................................            --             --           (378)         --           (378)
Change in net (from) due to affiliate .            --         (1,229)         1,229          --             --
                                             --------       --------       --------        ----       --------
Net cash (used in) provided by
     financing activities .............          (579)         4,535        (15,549)         --        (11,593)
                                             --------       --------       --------        ----       --------
Net decrease in cash
     and cash equivalents .............       (15,385)        (2,108)       (18,508)         --        (36,001)
Cash and cash equivalents at
     beginning of year ................        59,716          6,319         21,158          --         87,193
                                             --------       --------       --------        ----       --------
Cash and cash equivalents at
     end of year ......................      $ 44,331       $  4,211       $  2,650        $ --       $ 51,192
                                             ========       ========       ========        ====       ========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                       FISCAL YEAR ENDED AUGUST 31, 2000
                                                                       ---------------------------------
                                                FEDDERS
                                                 NORTH           OTHER                       ELIMINATING       FEDDERS
                                                AMERICA         FEDDERS        CORPORATE       ENTRIES       CORPORATION
                                                -------         -------        ---------       -------       -----------
Net cash (used in) provided by
     operating activities ..............      $    (699)      $   3,475       $   1,843              --       $   4,619
                                              ---------       ---------       ---------       ---------       ---------
Net additions to property, plant and
     equipment .........................         (3,870)         (3,140)           (611)             --          (7,621)
Acquisition of businesses ..............             --          (7,416)             --              --          (7,416)
Dividend received from affiliate .......             --              --           9,708       $  (9,708)             --
                                              ---------       ---------       ---------       ---------       ---------
Net cash (used in) provided by
     investing activities ..............         (3,870)        (10,556)          9,097          (9,708)        (15,037)
                                              ---------       ---------       ---------       ---------       ---------
Net repayments of  short and
     long-term borrowings ..............         (2,099)         (1,169)             --              --          (3,268)
Cash dividends .........................         (9,708)             --          (4,205)          9,708          (4,205)
Proceeds from stock options exercised ..             --              --           1,059              --           1,059
Repurchase of capital stock ............             --              --         (13,484)             --         (13,484)
Change in net due to (from) affiliate ..             --           8,104          (8,104)             --              --
                                              ---------       ---------       ---------       ---------       ---------
Net cash (used in) provided by
     financing activities ..............        (11,807)          6,935         (24,734)      $   9,708         (19,898)
                                              ---------       ---------       ---------       ---------       ---------
Net (decrease) increase in cash and cash
     equivalents .......................        (16,376)           (146)        (13,794)             --         (30,316)
Cash and cash equivalents at
     beginning of year .................         76,092           6,465          34,952              --         117,509
                                              ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents at
     end of year .......................      $  59,716       $   6,319       $  21,158              --       $  87,193
                                              =========       =========       =========       =========       =========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Intercompany transactions

            The historical condensed consolidating financial statements presented above include the following transactions between FNA and the Company:

            a) The Company charges corporate overhead to FNA essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to $11,483, $12,409 and $13,468 for the years ended August 31, 2002, 2001 and 2000, respectively.

            b) FNA's interest expense reflects actual interest charges on the 9 3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note, capital lease obligations, and a revolving line of credit.

            c) FNA's depreciation and amortization for the years ended August 31, 2002, 2001, and 2000, amounted to $10,584, $11,003 and $7,410, respectively.
Capital expenditures for the years ended August 31, 2002, 2001 and 2000, amounted to $4,369, $7,487, and $9,361, respectively.

            d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

            e) The Company's stock option plans include FNA's employees.

            f) On August 31, 2000, FNA declared a dividend of $9,708 to the Company. In Fiscal 2002 and 2001, FNA did not declare a dividend.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Fedders Corporation::

            We have audited the accompanying consolidated balance sheets of Fedders Corporation and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fedders Corporation and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
-------------------------
Parsippany, New Jersey
October 29, 2002

FEDDERS CORPORATION QUARTERLY FINANCIAL DATA (UNAUDITED)
   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)

2002                                              FIRST           SECOND         THIRD         FOURTH       FISCAL YEAR
----                                              -----           ------         -----         ------       -----------
Net sales ................................       $ 38,097        $73,081        $170,688       $91,836       $373,702
Gross profit .............................          8,938         17,340          39,859        16,913         83,050
(Loss) income before income taxes ........        (10,852)        (2,856)         19,153        (2,469)         2,976
Net (loss) income ........................       $ (7,325)       $(1,928)       $ 12,928       $ 4,334       $  8,009
Basic (loss) earnings per share(a) .......       $  (0.24)       $ (0.06)       $   0.40       $  0.13       $   0.25
Diluted (loss) earnings per share ........       $  (0.24)       $ (0.06)       $   0.40       $  0.13       $   0.25
Market price per share:
Common Stock (FJC)
       High ..............................           4.80           3.94            4.07          3.20           4.80
       Low ...............................           2.30           2.45            2.61          1.90           1.90
Class A Stock (FJA)
       High ..............................           4.05           3.45            3.00          N/A            4.05
       Low ...............................           1.55           1.97            2.55          N/A            1.55


2001                                             FIRST           SECOND         THIRD          FOURTH        FISCAL YEAR
----                                             -----           ------         -----          ------        -----------
Net sales ...............................       $ 40,979        $84,654        $189,357       $ 90,707        $405,697
Gross profit ............................          8,616         20,377          31,951          7,756          68,700
(Loss) income before income taxes .......        (11,122)          (312)         10,158        (31,987)        (33,263)
Net (loss) income .......................       $ (7,512)       $  (220)       $  6,870       $(21,591)       $(22,453)
Basic (loss) earnings per share(a) ......       $  (0.23)       $ (0.01)       $   0.22       $  (0.70)       $  (0.71)
Diluted (loss) earnings per share .......       $  (0.23)       $ (0.01)       $   0.22       $  (0.70)       $  (0.71)
Market price per share:
Common Stock (FJC)
       High .............................           5.19           5.51            5.60           5.24            5.60
       Low ..............................           3.38           4.50            4.06           4.45            3.38
Class A Stock (FJA)
       High .............................           4.88           4.63            5.02           4.80            5.02
       Low ..............................           3.25           4.13            4.07           3.90            3.25

(a) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average shares outstanding.

                               FEDDERS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   SCHEDULE II

               FOR THE YEARS ENDED AUGUST 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                               BALANCE      ADDITIONS                                BALANCE
                                 AT          CHARGED                                  AT END
ALLOWANCE FOR DOUBTFUL        BEGINNING        TO                                       OF
ACCOUNTS:                     OF PERIOD      EXPENSE      DEDUCTIONS      OTHER       PERIOD
---------                     ---------      -------      ----------      -----       ------
Year ended:

August 31, 2002 .........       $ 2,494      $   698        $  (579)     $    --      $ 2,613
August 31, 2001 .........       $ 2,138      $ 1,413        $(1,130)     $    73      $ 2,494
August 31, 2000 .........       $ 1,373      $   922        $  (290)     $   133      $ 2,138

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Fedders Corporation:

            We have audited the financial statements of Fedders Corporation and subsidiaries, as of August 31, 2002 and 2001, and for each of the three years in the period ended August 31, 2002, and have issued our report thereon dated October 29, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Fedders Corporation and subsidiaries for each of the three years in the period ended August 31, 2002, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information as set forth therein.

/s/ DELOITTE & TOUCHE LLP
-------------------------
Parsippany, New Jersey
October 29, 2002