Form 10-K/A
period 2002-08-31
FEDDERS CORP /DE
filed 2002-12-17
CIK 744106

                                   FORM 10-K/A

                                 Amendment No. 1
                       SECURITIES AND EXCHANGE COMMISSION

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

Explanatory Note

This amendment on Form 10-K/A is being filed with respect to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, filed with the Securities and Exchange Commission (the "SEC") on November 27, 2002 (the "Form 10-K"). This amendment is being filed to amend Part III of the Form 10-K to provide the information required by Item 307 of Regulation S-K, which was omitted, and to amend and restate Part IV of the Form 10-K, Item 15 (previously
Item 14) to include Exhibit 99.1.

Part III of Form 10-K is amended to include Item 14 and Part IV of Form 10-K is amended to include Item 15 as follows:

Item 14. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company including its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          Index to Financial Statements and Financial Statement Schedules

(a)      1. Financial Statements

         The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                                                PAGE #
                                                                                ------
Consolidated Statements of Operations and Comprehensive
Income for the years ended August 31, 2002, 2001 and 2000 ..................      F-1

Consolidated Balance Sheets at August 31, 2002 and 2001.....................      F-2

Consolidated Statements of Cash Flows for the years ended
August 31, 2002, 2001 and 2000..............................................      F-3

Consolidated Statements of Stockholders' Equity for the
years ended August 31, 2002, 2001 and 2000..................................      F-4

Notes to Consolidated Financial Statements.......................    F-5-F-30

Independent Auditors' Reports....................................    F-31 & F-34

(a)      2. Financial Statement Schedule

Consolidated Schedule as of and for the years ended
August 31, 2002, 2001 and 2000

II.      Valuation and Qualifying Accounts.......................    F-33


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

        (ii)    By-Laws of the Company.**

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

         (ii) Employment Agreement between the Company and Sal Giordano, Jr. effective December 14, 2001.**

(21)     Subsidiaries.**

(23)     Consent of Deloitte & Touche LLP.**

(99)     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.**

(99.1)   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.*

*        Filed herewith.
** Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, filed on November 27, 2002.

(b)      Reports on Form 8-K.

         Current Report on Form 8-K dated October 18, 2002, reporting the Company's year-end results for fiscal year 2002.

Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            FEDDERS CORPORATION
                                            By   /s/ MICHAEL GIORDANO
                                                 -----------------------------
                                            Michael Giordano

                                            Executive Vice President, Finance
                                            and Administration
                                            and Chief Financial Officer
                                            December 16, 2002

CERTIFICATIONS

I, Sal Giordano, Jr., certify that:

1. I have reviewed this annual report on Form 10-K/A of Fedders Corporation;

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

Date:  December 16, 2002

/s/ Sal Giordano, Jr.
-----------------------
Sal Giordano, Jr.
Chief Executive Officer

CERTIFICATIONS

I, Michael Giordano, certify that:

1. I have reviewed this annual report on Form 10-K/A of Fedders Corporation;

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

Date:  December 16, 2002

/s/ Michael Giordano
--------------------------
Michael Giordano
Chief Financial Officer

                                                   Index to Exhibits



Exhibit No.     Description of Exhibit

(3)      (i)    Restated Certificate of Incorporation of the Company filed as
                Exhibit (A) to Annex (A) of the Company's Proxy
                Statement/Prospectus dated January 9, 2002 and incorporated herein by reference.

        (ii)    By-Laws of the Company.**

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

         (ii) Employment Agreement between the Company and Sal Giordano, Jr. effective December 14, 2001.**

(21)     Subsidiaries.**

(23)     Consent of Deloitte & Touche LLP.**

(99)     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.**

(99.1)   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.*

*        Filed herewith.
** Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, filed on November 27, 2002.

(b)      Reports on Form 8-K.

         Current Report on Form 8-K dated October 18, 2002, reporting the Company's year-end results for fiscal year 2002.