Form 10-Q
period 2002-11-30
FEDDERS CORP /DE
filed 2003-01-14
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended November 30, 2002 or

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

                     Yes  [X]        No [ ]

The registrant has outstanding 30,091,065 shares of Common Stock, and 2,493,046 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of December 31, 2002.

                               FEDDERS CORPORATION

                                      INDEX

                                                                              Page Number
                                                                              -----------
Item 1.          Financial Statements

                 Consolidated Statements of Operations and
                  Comprehensive Income                                                3

                 Consolidated Balance Sheets                                        4-5

                 Consolidated Statements of Cash Flows                                6

                 Notes to Consolidated Financial Statements                        7-18

Item 2.          Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                              19-20

Item 3.          Quantitative and Qualitative Disclosures about Market Risk          21

Item 4.          Controls and Procedures                                             21

Item 6.          Exhibits and Reports on Form 8-K                                    21

                 SIGNATURE                                                           22

                 CERTIFICATIONS                                                   23-24

                          PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                               FEDDERS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                           THREE MONTHS ENDED
                                              NOVEMBER 30,
                                          2002          2001
                                          ----          ----
Net sales .........................     $ 39,163      $ 38,097
                                        --------      --------

Cost of sales .....................       31,332        29,159
Selling, general and administrative
expense ...........................       14,368        14,913
                                        --------      --------

                                          45,700        44,072
                                        --------      --------

Operating loss ....................       (6,537)       (5,975)
Partners' net interest in joint
 venture results ..................         (309)         (575)
Interest expense, net .............       (4,445)       (4,424)
Other income ......................           37           122
                                        --------      --------

Loss before income taxes ..........      (11,254)      (10,852)
Benefit from income taxes .........       (3,656)       (3,527)
                                        --------      --------

Net loss ..........................     $ (7,598)     $ (7,325)

Other comprehensive loss
 foreign currency translation,
 net of tax .......................         (249)          (40)
                                        --------      --------
Comprehensive loss ................       (7,847)       (7,365)
                                        ========      ========

Basic and diluted loss per share ..     $  (0.23)     $  (0.24)
Dividends per share declared:
 New Common Stock .................     $  0.030            --
 Old Common and Class A Stock .....           --      $  0.030
 New Class B Stock ................     $  0.030            --
 Old Class B Stock ................           --      $  0.027
                                        --------      --------

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                   (unaudited)

                                                       NOVEMBER 30,  AUGUST 31,  NOVEMBER 30,
                                                          2002         2002         2001
                                                        --------     --------     --------
                       ASSETS
Current assets:
  Cash and cash equivalents .......................     $ 37,895     $ 67,379     $ 20,762
  Accounts receivable (net of allowance of $2,127,
  $2,613 and $2,637 at November 30, 2002,
  August 31, 2002 and November 30, 2001,
  respectively) ...................................       24,100       31,768       21,334

  Inventories:
  Finished goods ..................................       57,543       25,364       63,167
  Work-in-process .................................        3,486        3,042        4,002
  Raw materials and supplies ......................       24,096       20,174       21,974
                                                        --------     --------     --------
  Net inventory ...................................       85,125       48,580       89,143
  Deferred income taxes ...........................        5,607        5,620        8,808
  Other current assets ............................       17,699       13,564        7,676
                                                        --------     --------     --------
Total current assets ..............................      170,426      166,911      147,723

Net property, plant and equipment:
  Land and improvements ...........................        3,794        3,770        3,793
  Buildings and leasehold improvements ............       40,103       40,246       39,637
  Machinery and equipment .........................      100,313       98,271      107,092
                                                        --------     --------     --------
  Gross property, plant and equipment .............      144,210      142,287      150,522

  Less accumulated depreciation ...................       77,672       75,441       76,877
                                                        --------     --------     --------
Net property, plant and equipment .................       66,538       66,846       73,645
Deferred income taxes .............................        2,867        2,867        6,510
Goodwill ..........................................       90,536       90,536       91,915
Other intangible assets ...........................        1,526        1,556          663
Other assets ......................................       35,270       37,412       27,982
                                                        --------     --------     --------

Total assets ......................................     $367,163     $366,128     $348,438
                                                        ========     ========     ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except par value)
                                   (unaudited)

                                                                       NOVEMBER 30,    AUGUST 31,     NOVEMBER,
                                                                          2002           2002           2001
                                                                        ---------      ---------      ---------
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term notes .................................................     $  20,122      $   9,829      $   8,092
 Current portion of long-term debt ................................         3,340          3,362          3,013
 Accounts payable .................................................        48,031         41,888         40,990
 Income taxes payable .............................................         3,229          5,955          8,194
 Accrued expenses .................................................        34,155         37,099         33,887
                                                                        ---------      ---------      ---------

Total current liabilities .........................................       108,877         98,133         94,176

Long-term debt ....................................................       163,259        163,769        164,692
Other long-term liabilities .......................................        21,937         22,225         22,144
Partners' net interest in joint venture ...........................         4,043          4,183          3,010

Stockholders' equity:

Preferred Stock, $1 par value, 15,000 shares
 authorized, none issued at November 30, 2002,
 August 31, 2002 and November 30, 2001 ............................            --             --             --

New Common Stock, $0.01 par value, 70,000
 shares authorized, 38,249, 38,249 and none issued at
 November 30, 2002, August 31, 2002 and
 November 30, 2001, respectively ..................................           382            382             --

Old Common Stock, $1 par value, 80,000 shares
 authorized, none, none and 16,135,
 issued at November 30, 2002, and August 31, 2002 and
 November 30, 2001, respectively ..................................            --             --         16,135

Class A Stock, $1 par value, 60,000 shares authorized,
 none, none and 20,298 issued at November 30, 2002,
 August 31, 2002 and November 30, 2001, respectively ..............            --             --         20,298

New Class B Stock, $0.01 par value, 5,000 shares
 authorized, 2,493, 2493 and none issued at November 30,
 2002, August 31, 2002 and November 30, 2001,
  respectively ....................................................            25             25             --

Old Class B Stock, $1 par value, 7,500 shares authorized,
 none, none and 2,266 issued at November 30, 2002,
 August 31,2002 and November 30, 2001,
 respectively .....................................................            --             --          2,266

Additional paid-in capital.........................................        68,848         68,870         30,759
Retained earnings..................................................        38,981         47,551         35,073
Accumulated other comprehensive loss...............................        (1,561)        (1,312)        (2,205)
                                                                        ---------      ---------      ---------
                                                                          106,675        115,516        102,326
Treasury stock, at cost, 8,158 shares of New Common
 Stock at November 30, 2002 and August 31, 2002,and
 7,908 shares of Old Common and Class A Stock at
 November 30, 2001 ................................................       (37,322)       (37,322)       (37,322)
Deferred compensation .............................................          (306)          (376)          (588)
                                                                        ---------      ---------      ---------

Total stockholders' equity ........................................        69,047         77,818         64,416

Total liabilities and stockholders' equity ........................     $ 367,163      $ 366,128      $ 348,438
                                                                        =========      =========      =========



See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                     NOVEMBER 30,
                                                                                  2002          2001
                                                                                --------      --------
Cash flows from operating activities:
Net loss ..................................................................     $ (7,598)     $ (7,325)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................        2,389         3,488
  Deferred income taxes ...................................................       (3,656)          (75)
  Stock option repricing (income) charge ..................................           --          (339)
  Partners' net interest in joint venture results .........................          309           575
Changes in operating assets and liabilities:
  Accounts receivable .....................................................        7,668         3,369
  Inventories .............................................................      (36,545)      (15,433)
  Other current assets ....................................................       (4,122)         (929)
  Other assets ............................................................        2,116           318
  Accounts payable ........................................................        6,143           301
  Accrued expenses ........................................................       (2,944)       (7,126)
  Income taxes payable ....................................................          930         1,867
  Other long-term liabilities .............................................         (740)         (366)
  Other -- net ............................................................           (4)           71
                                                                                --------      --------
Net cash used in operating activities .....................................      (36,054)      (21,604)
                                                                                --------      --------

Cash flows from investing activities:
  Additions to property, plant and equipment ..............................       (2,211)       (1,085)
  Disposal of property, plant and equipment ...............................           15           140
  Acquisition of businesses, net of cash acquired .........................           --        (6,772)
                                                                                --------      --------
Net cash used in investing activities .....................................       (2,196)       (7,717)
                                                                                --------      --------

Cash flows from financing activities:
  Proceeds from short-term notes ..........................................       10,293           622
  Repayments of long-term debt ............................................         (532)         (757)
  Cash dividends ..........................................................         (972)         (925)
  Other ...................................................................          (23)          (49)
                                                                                --------      --------

Net cash provided by (used in) financing activities .......................        8,766        (1,109)
                                                                                --------      --------

Net decrease in cash and cash equivalents .................................      (29,484)      (30,430)
Cash and cash equivalents at beginning of period ..........................       67,379        51,192
                                                                                --------      --------

Cash and cash equivalents at end of period ................................     $ 37,895      $ 20,762
                                                                                ========      ========

Supplemental disclosure:
  Net interest paid .......................................................     $    385      $    623
  Net income taxes refunded ...............................................         (829)       (5,096)
                                                                                ========      ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Amount in thousands, except for share and per share data)
                                   (unaudited)


1.    BASIS OF PRESENTATION

The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2002. The Company's business is seasonal, and consequently, operating results for the three-month period ending November 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2003.

2. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

In the fourth quarter of 2001, the Company announced a plan to restructure its existing operations, which included the transfer of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694 of charges in the fourth quarter of 2001. In the first fiscal quarter of 2003, the Company expended $114, primarily for facility closing costs.

The following table displays the activity and balances of the restructuring reserve account from August 31, 2002 to November 30, 2002.

                     AUGUST 31,                              NOVEMBER
                       2002                                  30, 2002
                      BALANCE     ADDITIONS   DEDUCTIONS     BALANCE
                      -------     ---------   ----------     -------
Workforce
reductions             $  621         --       $ (27)        $  594
Facility
closing costs             661         --         (87)           574
Other costs               403         --          --            403
                       ------         --       -----         ------
Total                  $1,685         --       $(114)        $1,571
                       ======         ==       =====         ======

The remaining balance of $1,571, which consists primarily of work force reduction and facility closing costs, is expected to be expended during fiscal 2003 and 2004. The final amounts will be settled upon the expiration period for workers' compensation claims and completion of facility clean up and waste removal.

3.    EARNINGS PER SHARE

In the first fiscal quarter of 2003, net loss per share was computed using the weighted average number of shares of Common and Class B Stock outstanding, which amounted to approximately 32,584,111 shares. In the first fiscal quarter of 2002, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 30,792,000 shares. Due to their anti-dilutive effect, none and 36 stock options were excluded from the computation of diluted earnings per share for the three months ended November 30, 2002 and 2001, respectively.

4.    STOCK OPTION REPRICING

In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options, reducing the exercise price to $3.625 per share, which was the fair market value of the Class A Stock on the date of repricing. The Company recorded a non-cash charge to compensation expense of $726 due to the repricing in fiscal 2001. In the first quarter of fiscal 2002, the Company recorded a $339 reduction to compensation expense to reflect changes in the market price of the Company's stock. In the first quarter of fiscal 2003, the Company did not record an adjustment to compensation expense as the market value of the Company's stock was below the exercise price of the options.

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material effect on the Company's financial position, results of operations, and its cash flows.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this statement did not have a material effect on the Company's financial position, results of operations, and its cash flows.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The adoption of this statement did not have a material effect on the Company's financial position, results of operations, and its cash flows.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002 and therefore, the effect of adopting this statement on the Company's financial position, results of operations, and its cash flows is prospective.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is in the process of evaluating the effect that adopting this statement will have on its financial position, results of operations and its cash flows.

 6.    GOODWILL AND INTANGIBLES ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles will not be amortized but, instead would be reviewed for impairment and written down, with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles is more than their fair value. SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of September 1, 2002, the effective date of the statement for the Company. Additionally, SFAS 142 requires the Company to reassess the useful lives and residual value of all intangible assets and make any necessary amortization adjustments. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company's statements of operations. The Company is currently in the process of evaluating whether its goodwill is impaired as of September 1, 2002.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of September 1, 2002. The following table presents the quarterly results of the Company on a comparable basis:

                                                       For three months ended November 30,
                                                            2002             2001
                                                       -------------------------------------
Net (loss) income:
Reported net loss                                      $        (7,598)    $         (7,325)
Goodwill amortization                                               --                  742
                                                       ----------------    -----------------
Adjusted net loss                                      $        (7,598)    $         (6,583)
                                                       ================    =================

Basic (loss) earnings per common share:
Reported basic net loss per common share               $         (0.23)    $          (0.24)
Goodwill amortization                                               --                 0.03
                                                       ----------------    -----------------
Adjusted basic loss per common share                   $         (0.23)    $          (0.21)
                                                       ================    =================
Diluted (loss) earnings per common share:
Reported diluted net loss per common share             $         (0.23)    $          (0.24)
Goodwill amortization                                               --                 0.03
                                                       ----------------    -----------------
Adjusted diluted loss per common share                 $         (0.23)    $          (0.21)
                                                       ================    =================

Goodwill and other intangible assets consist of the following:

                                                  November 30,   August 31,
                                                      2002         2002
                                                      ----         ----
     Gross Goodwill                                   106,245      106,245
     Accumulated amortization                         (15,709)     (15,709)
                                                  -----------    ---------
     Net Goodwill                                      90,536       90,536
                                                  ===========    =========
     Gross other intangibles - amortized                2,787        2,787
     Accumulated amortization                          (1,261)      (1,231)
                                                  -----------    ---------
     Net other intangibles                              1,526        1,556
                                                  ===========    =========

As of November 30, 2002, Fedders had net goodwill of $60,133 and $30,403 reflected in its HVACR and Engineered Products reportable segments, respectively. Estimated amortization expense for other intangibles will be approximately $120 for each of the next five years.

7.    INDUSTRY SEGMENTS

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

SUMMARY OF BUSINESS BY SEGMENT:
(AMOUNTS IN THOUSANDS)

                                              Three months ended
                                                 November 30,
                                             ----------------------
                                               2002          2001
                                             --------      --------
Net sales:
  HVACR ................................     $ 29,450      $ 28,045
  Engineered Products ..................        9,713        10,052
                                             --------      --------
  Consolidated net sales ...............     $ 39,163      $ 38,097
                                             ========      ========

Loss before interest and taxes:
  HVACR ................................     $ (4,513)     $ (4,201)
  Engineered Products ..................           37          (190)
                                             --------      --------
  Segment loss before interest and taxes       (4,476)       (4,391)
  Non-allocated expenses ...............        2,333         2,037
  Interest expense .....................        4,445         4,424
  Benefit for income tax expense .......       (3,656)       (3,527)
                                             --------      --------
   Consolidated loss ...................     $ (7,598)     $ (7,325)
                                             ========      ========

                                          NOVEMBER 30,   AUGUST 31,  NOVEMBER 30,
                                             2002          2002        2001
                                             ----          ----        ----
Total assets:
HVACR                                       $241,134     $212,931    $235,526
Engineered Products                           67,276       66,173      68,086

Non-allocated assets                          58,753       87,024     44, 826
                                              ------       ------     -------
                                            $367,163     $366,128    $348,438
                                            ========     ========    ========

8.    SUBSEQUENT EVENTS

In October 2002, the Company announced that its Board of Directors had approved a plan pursuant to which a new class of Cumulative Preferred Stock will be offered to stockholders in exchange for up to 15,000,000 shares of the Company's new Common Stock, with .14 shares of Preferred Stock being offered in exchange for every share of new Common Stock. As of December 27, 2002, 2,315,929 shares of the Company's Common Stock had been validly tendered and not withdrawn. The Company will issue a total of approximately 324,230 shares of Series A Cumulative Preferred Stock. The shares of Series A Cumulative Preferred Stock will trade on the New York Stock Exchange under the symbol FJCPrA when issued. The new Preferred Stock will have an annual dividend of $2.15 per share and a liquidation value of $25 per share.

9.    SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the Senior Subordinated Notes due 2007, of which $100,000 were issued in August 1997, and $50,000 were issued in August 1999. The Company's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA and for the Company and its subsidiaries other than FNA, and should be read in conjunction with the consolidated financial statements of the Company.

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                      FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
                                           ------------------------------------------------------------------
                                           FEDDERS
                                            NORTH         OTHER                    ELIMINATING      FEDDERS
                                           AMERICA       FEDDERS      CORPORATE      ENTRIES      CORPORATION
                                           -------       -------      ---------      -------      -----------
Net sales ............................     $ 22,331      $ 21,365            --      $ (4,533)     $ 39,163
Cost of sales ........................       18,932        16,933            --        (4,533)       31,332
Selling, general and administrative
   expense(1,3) ......................        7,682         6,686            --            --        14,368
                                           --------      --------      --------      --------      --------
Operating loss                               (4,283)       (2,254)           --            --        (6,537)
Partners' net interest in
   joint venture results .............           --          (309)           --            --          (309)
Equity loss in investment ............           --            --      $ (7,481)        7,481            --
Net interest (expense)(2) ............       (3,802)         (498)         (145)           --        (4,445)
Other income (expense) ...............          213          (176)           --            --            37
                                           --------      --------      --------      --------      --------
Loss before income taxes .............       (7,872)       (3,237)       (7,626)        7,481       (11,254)
Benefit for income taxes .............       (2,646)         (982)          (28)           --        (3,656)
                                           --------      --------      --------      --------      --------
Net loss                                     (5,226)       (2,255)       (7,598)        7,481        (7,598)
Foreign currency translation, net
   of tax ............................          (20)         (229)         (249)          249          (249)
                                           --------      --------      --------      --------      --------
Comprehensive loss                         $ (5,246)     $ (2,484)     $ (7,847)     $  7,730      $ (7,847)
                                           ========      ========      ========      ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                        ----------------------------------------------------------------
                                        FEDDERS
                                         NORTH         OTHER                    ELIMINATING    FEDDERS
                                        AMERICA       FEDDERS      CORPORATE      ENTRIES    CORPORATION
                                        -------       -------      ---------      -------    -----------
Net sales .........................     $ 15,721      $ 22,376            --            --     $ 38,097
Cost of sales .....................       12,086        17,073            --            --       29,159
Selling, general and administrative
   expense(1, 3) ..................        8,244         6,246      $    423            --       14,913
                                        --------      --------      --------      --------     --------
Operating loss ....................       (4,609)         (943)         (423)           --       (5,975)
Partners' net interest in
   joint venture results ..........           --          (575)           --            --         (575)
Equity loss in investment .........           --            --        (7,080)     $  7,080           --
Net interest (expense) income(2) ..       (3,840)         (645)           61            --       (4,424)
Other income ......................           38            84            --            --          122
                                        --------      --------      --------      --------     --------
Loss before income taxes ..........       (8,411)       (2,079)       (7,442)        7,080      (10,852)
Benefit for income taxes ..........       (2,734)         (676)         (117)           --       (3,527)
                                        --------      --------      --------      --------     --------
Net loss ..........................       (5,677)       (1,403)       (7,325)        7,080       (7,325)
Foreign currency translation, net
   of tax .........................            8           (48)           --            --          (40)
                                        --------      --------      --------      --------     --------
Comprehensive loss ................     $ (5,669)     $ (1,451)     $ (7,325)     $  7,080     $ (7,365)
                                        ========      ========      ========      ========     ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                  AS OF NOVEMBER 30, 2002
                                           ---------------------------------------------------------------------
                                            FEDDERS
                                             NORTH          OTHER                      ELIMINATING     FEDDERS
                                            AMERICA        FEDDERS       CORPORATE       ENTRIES      CORPORATION
                                           ---------      ---------      ---------      ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents .........     $  31,111      $   6,784             --             --      $  37,895
   Net accounts receivable ...........        11,123         12,977             --             --         24,100
   Inventories .......................        51,004         34,121             --             --         85,125
   Other current assets ..............         7,649          9,852      $  12,828      $  (7,023)        23,306
                                           ---------      ---------      ---------      ---------      ---------
Total current assets .................       100,887         63,734         12,828         (7,023)       170,426
Investments in subsidiaries ..........            --             --         12,853        (12,853)            --
Net property, plant and equipment ....        44,861         20,893            784             --         66,538
Goodwill..............................        64,791         25,745             --             --         90,536
Other intangible assets...............           302          1,224             --             --          1,526
Other long-term assets................         7,485          4,960         25,692             --         38,137
                                           ---------      ---------      ---------      ---------      ---------
Total assets .........................     $ 218,326      $ 116,556      $  52,157      $ (19,876)     $ 367,163
                                           =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ..................     $   8,764      $  11,358             --             --      $  20,122
   Current portion of long-term debt .           578          2,665      $      97             --          3,340
   Accounts and income taxes payable .        27,214         19,822            995             --         48,031
   Accrued expenses ..................        16,215         10,763         10,406             --         37,384
                                           ---------      ---------      ---------      ---------      ---------
Total current liabilities ............        52,771         44,608         11,498             --        108,877
Long-term debt .......................       153,492          9,767             --             --        163,259
Other long-term liabilities ..........         1,764         11,326         19,913      $  (7,023)        25,980
Net due to (from) affiliates .........       (14,842)        63,143        (48,301)            --             --
Stockholders' equity:
   Common and Class B Stock ..........             5             --            407             (5)           407
   Additional paid-in capital ........        21,292         24,642         68,848        (45,934)        68,848
   Retained earnings (deficit) .......         3,852        (35,377)        38,981         31,525         38,981
   Deferred compensation
      and treasury stock .............            --             --        (37,628)            --        (37,628)
   Accumulated other
      comprehensive loss .............            (8)        (1,553)        (1,561)         1,561         (1,561)
                                           ---------      ---------      ---------      ---------      ---------
Total stockholders' equity ...........        25,141        (12,288)        69,047        (12,853)        69,047
                                           ---------      ---------      ---------      ---------      ---------
Total liabilities and
   stockholders' equity ..............     $ 218,326      $ 116,556      $  52,157      $ (19,876)     $ 367,163
                                           =========      =========      =========      =========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                   AS OF AUGUST 31, 2002
                                            --------------------------------------------------------------------
                                            FEDDERS
                                             NORTH         OTHER                      ELIMINATING      FEDDERS
                                            AMERICA       FEDDERS       CORPORATE       ENTRIES      CORPORATION
                                            -------       -------       ---------       -------      -----------
ASSETS
Current assets:
   Cash and cash equivalents .........     $  64,166     $   3,213             --             --      $  67,379
   Net accounts receivable ...........        16,610        15,158             --             --         31,768
   Inventories .......................        27,633        20,947             --             --         48,580
   Other current assets ..............         5,924         7,806      $  12,477      $  (7,023)        19,184
                                           ---------     ---------      ---------      ---------      ---------
Total current assets .................       114,333        47,124         12,477         (7,023)       166,911
Investments in subsidiaries ..........            --            --         20,583        (20,583)            --
Net property, plant and equipment ....        44,916        21,090            840             --         66,846
Goodwill..............................        64,791        25,745             --             --         90,536
Other intangible assets...............           316         1,240             --             --          1,556
Other long-term assets ...............         7,943         6,349         25,987             --         40,279
                                           ---------     ---------      ---------      ---------      ---------
Total assets .........................     $ 232,299     $ 101,548      $  59,887        (27,606)     $ 366,128
                                           =========     =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ..................     $   2,432     $   7,397             --             --      $   9,829
   Current portion of long-term debt .           593         2,662      $     107             --          3,362
   Accounts and income taxes payable .        22,562        16,260          9,021             --         47,843
  Accrued expenses ...................        20,879        10,295          5,925             --         37,099
                                           ---------     ---------      ---------      ---------      ---------
Total current liabilities ............        46,466        36,614         15,053             --         98,133
Long-term debt .......................       153,624        10,129             16             --        163,769
Other long-term liabilities ..........         1,822        11,466         20,143      $  (7,023)        26,408
Net due to (from) affiliates .........            --        53,143        (53,143)            --             --
Stockholders' equity:
   Common and Class B Stock ..........             5            --            407             (5)           407
   Additional paid-in capital ........        21,292        24,642         68,870        (45,934)        68,870
   Retained earnings (deficit) .......         9,078       (33,122)        47,551         24,044         47,551
   Deferred compensation
      and treasury stock .............            --            --        (37,698)            --        (37,698)
   Accumulated other
      comprehensive loss .............            12        (1,324)        (1,312)         1,312         (1,312)
                                           ---------     ---------      ---------      ---------      ---------
Total stockholders' equity ...........        30,387        (9,804)        77,818        (20,583)        77,818
                                           ---------     ---------      ---------      ---------      ---------
Total liabilities and
   stockholders' equity ..............     $ 232,299     $ 101,548      $  59,887      $ (27,606)     $ 366,128
                                           =========     =========      =========      =========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                  AS OF NOVEMBER 30, 2001
                                           ---------------------------------------------------------------------
                                            FEDDERS
                                             NORTH          OTHER                      ELIMINATING      FEDDERS
                                            AMERICA        FEDDERS       CORPORATE       ENTRIES      CORPORATION
                                           ---------      ---------      ---------      ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents .........     $  13,096      $   6,264      $   1,402             --      $  20,762
   Net accounts receivable ...........         8,463         12,871             --             --         21,334
   Inventories .......................        65,940         23,203             --             --         89,143
   Other current assets ..............         2,576          5,054          8,854             --         16,484
                                           ---------      ---------      ---------      ---------      ---------
Total current assets .................        90,075         47,392         10,256             --        147,723
Investments in subsidiaries ..........            --             --         10,262      $ (10,262)            --
Net property, plant and equipment ....        52,812         19,805          1,028             --         73,645
Goodwill .............................        65,703         26,212             --             --         91,915
Other intangible assets ..............           613             50             --             --            663
Other long-term assets ...............         3,817          4,849         32,849         (7,023)        34,492
                                           ---------      ---------      ---------      ---------      ---------
Total assets .........................     $ 213,020      $  98,308      $  54,395      $ (17,285)     $ 348,438
                                           =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ..................            --      $   8,092             --             --      $   8,092
   Current portion of long-term debt .     $     586          2,327      $     100             --          3,013
   Accounts and income taxes payable .        22,178         17,841          9,165             --         49,184
   Accrued expenses ..................        16,104         11,287          6,496             --         33,887
                                           ---------      ---------      ---------      ---------      ---------
Total current liabilities ............        38,868         39,547         15,761             --         94,176
Long-term debt .......................       153,832         10,760            100             --        164,692
Other long-term liabilities ..........         1,922         10,402         19,853      $  (7,023)        25,154
Net due to (from) affiliates .........            --         45,735        (45,735)            --             --
Stockholders' equity:
   Common, Class A and
      Class B Stock ..................             5             --         38,699             (5)        38,699
   Additional paid-in capital ........        21,292         24,642         30,759        (45,934)        30,759
   Retained earnings (deficit) .......        (2,696)       (30,776)        35,073         33,472         35,073
   Deferred compensation
      and treasury stock .............            --             --        (37,910)            --        (37,910)
   Accumulated other
      comprehensive loss .............          (203)        (2,002)        (2,205)         2,205         (2,205)
                                           ---------      ---------      ---------      ---------      ---------
Total stockholders' equity ...........        18,398         (8,136)        64,416        (10,262)        64,416
                                           ---------      ---------      ---------      ---------      ---------
Total liabilities and
   stockholders' equity ..............     $ 213,020      $  98,308      $  54,395      $ (17,285)     $ 348,438
                                           =========      =========      =========      =========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                    FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
                                           ---------------------------------------------------------------
                                           FEDDERS
                                            NORTH        OTHER                     ELIMINATING   FEDDERS
                                           AMERICA      FEDDERS      CORPORATE       ENTRIES   CORPORATION
                                           -------      -------      ---------       -------   -----------
Net cash used in
   operating activities .............     $(22,740)     $ (9,530)     $ (3,784)           --     $(36,054)
                                          --------      --------      --------      --------     --------
Net additions to property, plant and
   equipment ........................       (1,658)         (501)          (37)           --       (2,196)
                                          --------      --------      --------      --------     --------
Net cash used in
    investing activities ............       (1,658)         (501)          (37)           --       (2,196)
                                          --------      --------      --------      --------     --------
Proceeds from short-term notes ......        6,332         3,961            --            --       10,293
Net repayments of long-term debt ....         (147)         (359)          (26)           --         (532)
Cash dividends ......................           --            --          (972)           --         (972)
Other ...............................           --            --           (23)           --          (23)
Change in net due (from) to affiliate      (14,842)       10,000         4,842            --           --
                                          --------      --------      --------      --------     --------
Net cash provided by (used in)
   financing activities .............       (8,657)       13,602         3,821            --        8,766
                                          --------      --------      --------      --------     --------
Net increase (decrease) in cash
   and cash equivalents .............      (33,055)        3,571            --            --      (29,484)
Cash and cash equivalents at
   beginning of period ..............       64,166         3,213            --            --       67,379
                                          --------      --------      --------      --------     --------
Cash and cash equivalents at
   end of period ....................     $ 31,111      $  6,784            --            --     $ 37,895
                                          ========      ========      ========      ========     ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                     FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                           -----------------------------------------------------------------
                                           FEDDERS
                                            NORTH         OTHER                    ELIMINATING     FEDDERS
                                           AMERICA       FEDDERS      CORPORATE      ENTRIES     CORPORATION
                                           -------       -------      ---------      -------     -----------
Net cash (used in)
   provided by operating activities ..     $(26,209)     $  2,242      $  2,363            --     $(21,604)
                                           --------      --------      --------      --------     --------
Net additions to property,  plant and
   equipment .........................         (529)         (416)           --            --         (945)
Acquisition of businesses ............       (4,348)       (2,424)           --            --       (6,772)
                                           --------      --------      --------      --------     --------
Net cash used in investing activities        (4,877)       (2,840)           --            --       (7,717)
                                           --------      --------      --------      --------     --------
Proceeds from short-term notes .......           --           622            --            --          622
Net repayments of long-term debt .....         (149)         (583)          (25)           --         (757)
Cash dividends .......................           --            --          (925)           --         (925)
Other ................................           --            --           (49)           --          (49)
Change in net due to (from) affiliate            --         2,612        (2,612)           --           --
                                           --------      --------      --------      --------     --------
Net cash (used in)  provided by
   financing activities ..............         (149)        2,651        (3,611)           --       (1,109)
                                           --------      --------      --------      --------     --------
Net (decrease) increase in cash
   and cash equivalents ..............      (31,235)        2,053        (1,248)           --      (30,430)
Cash and cash equivalents at
   beginning of period ...............       44,331         4,211         2,650            --       51,192
                                           --------      --------      --------      --------     --------
Cash and cash equivalents at
   end of period .....................     $ 13,096      $  6,264      $  1,402            --     $ 20,762
                                           ========      ========      ========      ========     ========


                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INTERCOMPANY TRANSACTIONS:

The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

1) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $3.1 million and $2.7 million for the three months ended November 30, 2002 and 2001, respectively.

2) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note, capital lease obligations, and a revolving line of credit.

3) FNA's depreciation and amortization for the three months ended November 30, 2002 and 2001 amounted to approximately $1.6 million and $2.5 million, respectively. Capital expenditures of FNA amounted to $1.7 million and $0.5 million in the three months ended November 30, 2002 and 2001, respectively.

4) The Company guarantees FNA's obligations under FNA's revolving credit facility.

5)    The Company's stock option plans include FNA's employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors, which affected the Company's financial position, and operating results during the periods included in the accompanying consolidated financial statements.

                                                    Results of Operations
                                           Operating Results as Percent of Net Sales
                                           -----------------------------------------
                                              First Quarter       First Quarter
                                               Fiscal 2003          Fiscal 2002
                                               -----------          -----------
Gross profit                                      20.0%               23.5%
Selling, general and administrative
 expense                                          36.7%               39.1%
Operating loss                                    16.7%               15.7%
Net interest expense                              11.3%               11.6%
Pre-tax loss                                      28.7%               28.5%
                                                  ====                ====

FIRST QUARTER RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 VERSUS THE THREE MONTHS ENDED NOVEMBER 30, 2001.

Net sales in the first quarter of fiscal 2003 increased by 2.8% to $39.2 million compared to $38.1 million in the prior year period. The improvement was the result of an increase of $1.4 million or 5.0% in sales within the HVACR reporting segment due to improving market conditions in North America and Asia for air conditioners. The gain in sales was partially offset by a decline in sales within the Engineered Products reporting segment of $0.3 million or 3.4% from the prior year period due to continued weak demand in the capital equipment market for commercial and industrial air cleaners.

The gross profit margin in the first quarter of fiscal 2003 decreased to 20.0% from 23.5% in the prior year period. The lower gross margin was the result of two primary factors: 1) decreased sales of commercial and industrial air cleaners, which typically carry a higher gross margin than products within the HVACR segment, and 2) start-up costs associated with new factories in Asia.

Selling, general and administrative ("SG&A") expenses in the first quarter of fiscal 2003 were $14.4 million compared to $14.9 million in the prior year period. SG&A expenses in the fiscal 2003 period were lower as a percentage of net sales primarily due to higher sales and no amortization expense for goodwill beginning with the new fiscal year. In the first fiscal quarter of 2002, the amortization expense for goodwill was $742. The exclusion of this expense would reduce the SG&A expense for the period to $14.2 million or 37.1% of the net sales.

The operating loss in the first quarter of fiscal 2003 was $6.5 million compared to an operating loss of $6.0 million in the fiscal 2002 period.

Net interest expense in the quarter of $4.4 million was approximately equal to prior year. Although cash balances were higher, interest income was lower due to lower interest rates.

The net loss for the normally unprofitable off-season first quarter was $7.6 million or 23 cents per diluted share compared to a net loss of $7.3 million or 24 cents per share in the fiscal 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $37.9 million at November 30, 2002 compared to $20.8 million a year earlier.

Net cash used in operations for the three-months ended November 30, 2002 amounted to $36.1 million, compared to $21.6 million in the prior period. A build-up in inventory to support seasonal requirements was the main use of cash during the period. Net inventories at the end of the first quarter were $85.1 million compared to $48.6 million at the beginning of the fiscal year and $89.1 million at the end of the first quarter last fiscal year.

Net cash used in investing activities was $2.2 million and consisted of capital expenditures primarily to support production in Asia versus $7.7 million used in investing activities in the fiscal 2002 period. In the 2002 period, the Company completed the acquisition in the first quarter of a wholly owned air conditioning manufacturing operation in Shanghai, China, now called Fedders Shanghai, Co., Ltd. The Company also completed two joint ventures in the prior year quarter to produce room air conditioners in India and thermoelectric modules in China.

Net cash provided by financing activities during the first quarter was $8.8 million and consisted primarily of $10.3 million in short-term borrowings to support production in Asia. $1.0 million in cash dividends were paid in the quarter. Net cash used in financing activities during the prior fiscal year period was $1.1 million, due to $0.9 million of cash dividends and the repayment of $0.8 million of long-term debt offset by proceeds from short-term borrowing of $0.6 million.

The Company declared quarterly dividends of 3.0 cents on each share of outstanding Common and Class B Stock in the first quarter. In fiscal 2002, the Company declared quarterly dividends of 3.0 cents on each share of outstanding Class A and Common Stock and 2.7 cents on each share of outstanding Class B Stock.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.

Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99.1  Certification by Sal Giordano, Jr., Chief Executive Officer

99.2  Certification by Michael Giordano, Chief Financial Officer

(b)   Reports on Form 8-K

None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDDERS CORPORATION



By /s/  Michael Giordano
------------------------
Executive Vice President,
Finance and Administration
and Chief Financial Officer

Signing both in his capacity as
Executive Vice President,
Finance and Administration
and Chief Financial Officer
and on behalf of the registrant.

January 14, 2003

                                 CERTIFICATIONS

I, Sal Giordano, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fedders Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003



/s/ Sal Giordano, Jr.
-----------------------
Sal Giordano, Jr.
Chief Executive Officer

                                 CERTIFICATIONS

I, Michael Giordano, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fedders Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003



/s/ Michael Giordano
-----------------------
Michael Giordano
Chief Financial Officer