Form 10-K/A
period 2002-08-31
FEDDERS CORP /DE
filed 2003-04-14
CIK 744106

                                   FORM 10-K/A
                                 Amendment No. 2
                       SECURITIES AND EXCHANGE COMMISSION

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

Title of Each Class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [X]

As of the close of business on October 31, 2002, there were outstanding 30,091,065 shares of the Registrant's Common Stock and 2,493,046 shares of its Class B Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of November 21, 2002 was $88,954,623. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis).

Explanatory Note

This amendment No. 2 on Form 10-K/A is being filed with respect to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, filed with the Securities and Exchange Commission (the "SEC") on November 27, 2002 as amended on Form 10-K/A, amendment No. 1 filed with the Securities and Exchange Commission on December 17, 2002 (the "Form 10-K"). This amendment is being filed to restate Part II Item 8 of the Form 10-K, to restate the information presented in the Quarterly Financial Data located on page F-32, to amend Part III Item 14 to reflect the date of the filing of this amendment No. 2, and to amend Part IV of the Form 10-K, Item 15, to amend Exhibit 99.2.

The Quarterly Financial Data included in Part II Item 8 of Form 10-K has been restated to reflect the elimination of intercompany profit and certain manufacturing variances included in ending inventory and to reflect the impact on cost of sales and income taxes of this adjustment. The restatement has no effect on the Company's previously reported full fiscal year results for the years ended August 31, 2002 and 2001.

Part III of Form 10-K Item 14. is amended as follows:

Item 14. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this amendment No. 2 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 2002 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company including its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Part IV of Form 10-K Item 15 is amended as follows:

         Index to Financial Statements and Financial Statement Schedules

(a)      1. Financial Statements

         The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                                       PAGE #
                                                                       ------
Consolidated Statements of Operations and Comprehensive
Income for the years ended August 31, 2002, 2001 and 2000 .......       F-1*

Consolidated Balance Sheets at August 31, 2002 and 2001 .........       F-2*

Consolidated Statements of Cash Flows for the years ended
August 31, 2002, 2001 and 2000 ..................................       F-3*

Consolidated Statements of Stockholders' Equity for the
years ended August 31, 2002, 2001 and 2000 ......................       F-4*

Notes to Consolidated Financial Statements ......................    F-5-F-30*

Quarterly Financial Data ........................................    F-32-F33*

Independent Auditors' Reports ...................................   F-31 & F-35*

(a) 2. Financial Statement Schedule

Consolidated Schedule as of and for the years ended
August 31, 2002, 2001 and 2000

II. Valuation and Qualifying Accounts ...........................      F-34*

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

(23.1)   Consent of Deloitte & Touche LLP.*

(99)     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.**

(99.1) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(99.2)   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.*

*        Filed herewith.

** Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, filed on November 27, 2002.

*** Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 as amended on Form 10-K/A, amendment No. 1 filed on December 17, 2002.

(b)      Reports on Form 8-K.

         Current Report on Form 8-K dated October 18, 2002, reporting the Company's year-end results for fiscal year 2002.

Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FEDDERS CORPORATION
                            By   /s/ Michael Giordano
                                 ------------------------
                            Michael Giordano
                            Executive Vice President, Finance and Administration and Chief Financial Officer
                            April 14, 2003

CERTIFICATIONS

I, Sal Giordano, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, as amended by amendment No.1 on Form 10-K/A and amendment No.2 on Form 10-K/A of Fedders Corporation;

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

Date: April 14, 2003

/s/ Sal Giordano, Jr.
---------------------
Chief Executive Officer

CERTIFICATIONS

I, Michael Giordano, certify that:

1. I have reviewed this annual report on Form 10-K, as amended by amendment No.1 on Form 10-K/A and amendment No.2 on Form 10-K/A of Fedders Corporation;

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

Date: April 14, 2003


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
                                                                             =========       =========

         See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                               YEAR ENDED AUGUST 31,
                                                                               ---------------------
                                                                       2002             2001           2000
                                                                     ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................   $   8,009       $ (22,453)      $  20,401
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization .................................      14,830          15,431          13,076
   Deferred income taxes .........................................       6,756          (5,950)          8,544
   Tax benefit related to stock options exercised ................          --             134             109
   Stock option repricing charge .................................        (339)            726              --
   Fixed asset impairment ........................................          --           6,206              --
   Partners' net interest in joint venture results ...............        (713)            160          (1,883)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable ...........................................      (6,667)          3,639          (1,119)
   Inventories ...................................................      25,557           8,215          (9,535)
   Other current assets ..........................................      (6,755)           (812)         (3,819)
   Other assets ..................................................      (4,238)           (704)           (601)
   Income taxes payable ..........................................        (471)         (4,631)         (2,091)
   Accounts payable ..............................................         673             665          (1,318)
   Accrued expenses ..............................................      (2,858)          1,434         (12,893)
   Other long-term liabilities ...................................        (285)          4,320          (3,412)
   Other - net ...................................................         635            (461)           (840)
                                                                     ---------       ---------       ---------
Net cash provided by operating activities ........................      34,134           5,919           4,619
                                                                     ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment .......................      (7,846)        (10,773)         (9,858)
Disposal of property, plant and equipment ........................       1,290             140           2,237
Acquisition of businesses, net of cash acquired ..................      (8,008)        (19,694)         (7,416)
                                                                     ---------       ---------       ---------
Net cash (used in) investing activities ..........................     (14,564)        (30,327)        (15,037)
                                                                     ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes ...................................       2,238           3,717           3,753
Repayments of long-term debt .....................................      (3,666)         (2,826)         (7,021)
Proceeds from long-term borrowing ................................       2,000           4,519              --
Proceeds from stock options exercised ............................           1             526           1,059
Cash dividends ...................................................      (3,725)         (3,914)         (4,205)
Repurchases of capital stock .....................................          --         (13,237)        (13,484)
Other ............................................................        (231)           (378)             --
                                                                     ---------       ---------       ---------
Net cash (used in) financing activities ..........................      (3,383)        (11,593)        (19,898)
                                                                     ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents .............      16,187         (36,001)        (30,316)
Cash and cash equivalents at beginning of year ...................      51,192          87,193         117,509
                                                                     ---------       ---------       ---------
Cash and cash equivalents at end of year .........................   $  67,379       $  51,192       $  87,193
                                                                     =========       =========       =========
SUPPLEMENTAL DISCLOSURE:
   Net interest paid .............................................   $  16,880       $  16,857       $  16,610
   Income taxes paid .............................................         967             379           5,317
                                                                     ---------       ---------       ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Property, plant and equipment acquired under capital leases ...   $      --       $     826       $   2,002
                                                                     =========       =========       =========
    Property, plant and equipment contributed to joint ventures ..   $   4,908       $      --       $      --
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

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

EARNINGS PER SHARE

      Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by adjusting outstanding shares assuming conversion of all potentially dilutive stock options. In 2001, stock options were not included in the computation of diluted (loss) per share due to their anti-dilutive effect given the net loss for the year. The number of anti-dilutive stock options excluded from the computation of diluted loss per share was 289,274 for 2001. The computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

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
                                                                               ========              ========               ========

FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, short term notes and accrued expenses approximates fair value due to the short maturity of these instruments. At August 31, 2002 and 2001, the fair value of long-term debt (including current portion), is estimated to be $146,776 and $152,467, respectively, based on current market rates that could be obtained by the Company for similar debt.

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

            In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The adoption of this statement in the 3rd quarter of fiscal 2002 did not have a material effect on the Company's financial position, results of operations, and its cash flow.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 is effective for the Company for disposal activities initiated after December 31, 2002.

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
                                   ======       =======       =======        =======       ======       =======        =======

      In fiscal 2002, the Company continued with its previously announced plan to restructure its existing operations. The remaining work force reductions were completed in the first quarter of fiscal 2002. In connection with the restructuring, the Company expended $995, primarily for severance and other workforce reduction charges, and recorded a $397 reduction to the reserve due to a change in estimate for accrued medical costs related to terminated employees. The remaining balance of $1,685, which consists primarily of workforce reduction and facility closing costs, is expected to be expended during fiscal 2003 and 2004. The final amounts will be settled upon the expiration period for workmans' compensation claims and completion of facility clean up and waste removal.

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

      Deferred tax assets and liabilities result from temporary differences between assets and liabilities for financial reporting and income tax purposes, and include the components related to acquired companies. The components are as follows at August 31:

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
                                             ========     ========     ========

      At August 31, 2002, the Company has Federal net operating loss carry-forwards of approximately $4,000 and foreign net operating loss carry-forwards of approximately $1,300. The valuation allowance reflects the uncertainty associated with the realization of deferred tax assets. The increase in the valuation reserve in 2002 was due primarily to foreign net operating losses. During the fourth quarter of 2002, the Company recorded a tax benefit of $6,048 to reflect favorable tax audit resolutions and the reduction in world-wide tax exposures.

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                    2002             2001             2000
                                                 ---------        ---------        ---------
Net sales
HVACR ....................................       $ 332,748        $ 359,964        $ 369,014
Engineered Products ......................          40,954           45,733           47,167
                                                 ---------        ---------        ---------
Net sales ................................       $ 373,702        $ 405,697        $ 416,181
                                                 =========        =========        =========
Earnings before interest and taxes
HVACR ....................................       $  25,908        $   7,387        $  45,958
Engineered Products ......................          (1,663)              15            2,747
                                                 ---------        ---------        ---------
Segment earnings before interest and taxes          24,245            7,402           48,705
                                                 ---------        ---------        ---------
Asset impairment, employee severance and
   other restructuring (credits) charges .            (397)           8,947               --
Non-allocated expenses ...................           3,049           13,873            2,647
Interest expense, net ....................          18,617           17,845           15,584
(Benefit) provision for income tax expense          (5,033)         (10,810)          10,073
                                                 ---------        ---------        ---------
Net income (loss) ........................       $   8,009        $ (22,453)       $  20,401
                                                 =========        =========        =========
Adjusted EBITDA (1) (2)
HVACR ....................................       $  36,313        $  25,986        $  54,572
Engineered Products ......................           1,576            3,111            5,866
Non-allocated ............................          (2,745)          (4,351)          (1,652)
                                                 ---------        ---------        ---------
Adjusted EBITDA ..........................       $  35,144        $  24,746        $  58,786
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

      New Common Stock (70,000,000 shares authorized): 3,746,757 shares of new Common Stock were reserved for the exercise of stock options and 2,394,046 shares of new Common Stock were reserved for the conversion of shares of new Class B stock as of August 31, 2002.

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

      Options exercisable at August 31, 2002 have an average exercise price of $3.61. The weighted-average grant-date fair value of the stock options granted during 2002, 2001 and 2000 was $1.47, $1.46 and $1.31, respectively.

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

      Both acquisitions were accounted for using the purchase method, with the purchase price allocated to net assets acquired based on their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the net assets acquired ($11.6 million) was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The Company's consolidated financial statements include the operating results of the acquired businesses from the date of acquisition. On a pro forma basis, as if the businesses had been acquired at the beginning of fiscal

2001, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for fiscal 2001.

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

      Both acquisitions were accounted for using the purchase method, with the purchase price allocated to net assets acquired based on their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the net assets acquired ($9.6 million) was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The Company's consolidated financial statements include the operating results of the acquired businesses from the date of acquisition. On a pro forma basis, as if the businesses had been acquired at the beginning of fiscal 2001, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for fiscal 2000.

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

                               FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                        AND COMPREHENSIVE INCOME (LOSS)

                                                                             FISCAL YEAR ENDED AUGUST 31, 2002
                                                                             ---------------------------------
                                                       FEDDERS
                                                        NORTH            OTHER                          ELIMINATING        FEDDERS
                                                       AMERICA          FEDDERS         CORPORATE         ENTRIES        CORPORATION
                                                      ---------        ---------        ---------       -----------      -----------
Net sales .....................................       $ 287,079        $  98,364               --        $ (11,741)       $ 373,702
Cost of sales .................................         226,550           75,843               --          (11,741)         290,652
Selling, general and administrative
   expense (a) ................................          35,442           26,849        $     817               --           63,108
Asset impairment, employee severance
    and other restructuring (credits) .........            (397)              --               --               --             (397)
                                                      ---------        ---------        ---------        ---------        ---------
Operating income (loss) .......................          25,484           (4,328)            (817)              --           20,339
Partners' net interest in
   joint venture results ......................              --              713               --               --              713
Equity income in investment ...................              --               --            2,348           (2,348)              --
Interest (expense) income, net(b) .............         (16,603)          (2,326)             312               --          (18,617)
Other income ..................................             154              387               --               --              541
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) before income taxes .............           9,035           (5,554)           1,843           (2,348)           2,976
Provision (benefit) for income taxes ..........           2,938           (1,805)          (6,166)              --           (5,033)
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss) .............................           6,097           (3,749)           8,009           (2,348)           8,009
Foreign currency translation, net
   of tax .....................................             223              630              853             (853)             853
                                                      ---------        ---------        ---------        ---------        ---------
Comprehensive income (loss) ...................       $   6,320        $  (3,119)       $   8,862        $  (3,201)       $   8,862
                                                      =========        =========        =========        =========        =========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                              FISCAL YEAR ENDED AUGUST 31, 2001
                                                                              ---------------------------------
                                                           FEDDERS
                                                            NORTH           OTHER                        ELIMINATING      FEDDERS
                                                           AMERICA         FEDDERS        CORPORATE        ENTRIES      CORPORATION
                                                          ---------       ---------       ---------      -----------    -----------
Net sales ..........................................      $ 312,408       $  97,085              --       $  (3,796)      $ 405,697
Cost of sales ......................................        267,294          73,499              --          (3,796)        336,997
Selling, general and administrative
   expense (a) .....................................         38,775          24,524       $  11,499              --          74,798
Asset impairment, employee severance
   and other restructuring charges .................          8,947              --              --              --           8,947
                                                          ---------       ---------       ---------       ---------       ---------
Operating (loss) ...................................         (2,608)           (938)        (11,499)             --         (15,045)
Partners' net interest in joint venture
   results .........................................             --            (160)             --              --            (160)
Equity (loss) in investment ........................             --              --         (16,192)         16,192              --
Interest (expense) income, net (b)..................        (17,163)         (2,905)          2,223              --         (17,845)
Other expense ......................................           (213)             --              --              --            (213)
                                                          ---------       ---------       ---------       ---------       ---------
(Loss) before income taxes .........................        (19,984)         (4,003)        (25,468)         16,192         (33,263)
(Benefit) for income taxes .........................         (6,495)         (1,300)         (3,015)             --         (10,810)
                                                          ---------       ---------       ---------       ---------       ---------
Net (loss) .........................................        (13,489)         (2,703)        (22,453)         16,192         (22,453)
Foreign currency translation, net of tax ...........             12          (1,049)             --              --          (1,037)
                                                          ---------       ---------       ---------       ---------       ---------
Comprehensive (loss) ...............................      $ (13,477)      $  (3,752)      $ (22,453)      $  16,192       $ (23,490)
                                                          =========       =========       =========       =========       =========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                               FISCAL YEAR ENDED AUGUST 31, 2000
                                                                               ---------------------------------
                                                           FEDDERS
                                                            NORTH           OTHER                        ELIMINATING      FEDDERS
                                                           AMERICA         FEDDERS        CORPORATE        ENTRIES      CORPORATION
                                                          ---------       ---------       ---------      -----------    -----------
Net sales ..........................................      $ 360,869       $  60,197              --       $  (4,885)      $ 416,181
Cost of sales ......................................        275,456          40,782              --          (4,885)        311,353
Selling, general and administrative
   expense (a) .....................................         40,313          14,934       $   2,727              --          57,974
                                                          ---------       ---------       ---------       ---------       ---------
Operating income (loss) ............................         45,100           4,481          (2,727)             --          46,854
Partners' net interest in joint venture
   results .........................................             --            (796)             --              --            (796)
Equity income in investment ........................             --              --          20,801         (20,801)             --
Interest (expense) income, net (b) .................        (16,513)         (1,142)          2,071              --         (15,584)
                                                          ---------       ---------       ---------       ---------       ---------
Income before income taxes .........................         28,587           2,543          20,145         (20,801)         30,474
Provision (benefit) for income taxes ...............          9,170           1,159            (256)             --          10,073
                                                          ---------       ---------       ---------       ---------       ---------
Net income .........................................         19,417           1,384          20,401         (20,801)         20,401
Foreign currency translation,
   net of tax ......................................             62            (624)             --              --            (562)
                                                          ---------       ---------       ---------       ---------       ---------
Comprehensive income ...............................      $  19,479       $     760       $  20,401       $ (20,801)      $  19,839
                                                          =========       =========       =========       =========       =========

                               FEDDERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                      AS OF AUGUST 31, 2002
                                                                      ---------------------
                                             FEDDERS
                                              NORTH          OTHER                         ELIMINATING       FEDDERS
                                             AMERICA        FEDDERS        CORPORATE         ENTRIES       CORPORATION
                                             -------        -------        ---------         -------       -----------
ASSETS
Current Assets:
     Cash and cash equivalents .......      $  64,166      $   3,213              --              --       $  67,379
     Net accounts receivable .........         16,610         15,158              --              --          31,768
     Net inventories .................         27,633         20,947              --              --          48,580
     Other current assets ............          5,924          7,806       $  12,477       $  (7,023)         19,184
                                            ---------      ---------       ---------       ---------       ---------
Total current assets .................        114,333         47,124          12,477          (7,023)        166,911
Investments in subsidiaries ..........             --             --          20,583         (20,583)             --
Net property, plant and equipment ....         44,916         21,090             840              --          66,846
Goodwill and other intangible assets..         65,107         26,985              --              --          92,092
Other assets .........................          7,943          6,349          25,987              --          40,279
                                            ---------      ---------       ---------       ---------       ---------
Total assets .........................      $ 232,299      $ 101,548       $  59,887       $ (27,606)      $ 366,128
                                            =========      =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term notes ................      $   2,432      $   7,397              --              --       $   9,829
     Current portion of long-term debt            593          2,662       $     107              --           3,362
     Accounts and income taxes payable         22,562         16,260           9,021              --          47,843
     Accrued expenses ................         20,879         10,295           5,925              --          37,099
                                            ---------      ---------       ---------       ---------       ---------
Total current liabilities ............         46,466         36,614          15,053              --          98,133
Long-term debt .......................        153,624         10,129              16              --         163,769
Other long-term liabilities ..........          1,822         11,466          20,143       $  (7,023)         26,408
Net due to (from) affiliates .........             --         53,143         (53,143)             --              --
Stockholders' equity:
     New Common, and
         New Class B Stock ...........              5             --             407              (5)            407
     Additional paid-in capital ......         21,292         24,642          68,870         (45,934)         68,870
     Retained earnings (deficit) (f) .          9,078        (33,122)         47,551          24,044          47,551
     Deferred compensation
         and treasury stock ..........             --             --         (37,698)             --         (37,698)
     Accumulated other
         comprehensive income (loss) .             12         (1,324)         (1,312)          1,312          (1,312)
                                            ---------      ---------       ---------       ---------       ---------
Total stockholders' equity ...........         30,387         (9,804)         77,818         (20,583)         77,818
                                            ---------      ---------       ---------       ---------       ---------
Total liabilities and
     stockholders' equity ............      $ 232,299      $ 101,548       $  59,887       $ (27,606)      $ 366,128
                                            =========      =========       =========       =========       =========

                               FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                           AS OF AUGUST 31, 2001
                                                                           ---------------------
                                             FEDDERS
                                              NORTH          OTHER                         ELIMINATING       FEDDERS
                                             AMERICA         FEDDERS        CORPORATE        ENTRIES       CORPORATION
                                             -------         -------        ---------        -------       -----------
ASSETS
Current Assets:
     Cash and cash equivalents .......      $  44,331       $   4,211       $   2,650              --       $  51,192
     Net accounts receivable .........          8,095          16,608              --              --          24,703
     Net inventories .................         50,537          22,209              --              --          72,746
     Other current assets ............          1,721           5,326           8,519              --          15,566
                                            ---------       ---------       ---------       ---------       ---------
Total current assets .................        104,684          48,354          11,169              --         164,207
Investments in subsidiaries ..........             --              --          17,382       $ (17,382)             --
Net property, plant and equipment ....         50,805          19,841           1,105              --          71,751
Goodwill and other intangible assets..         66,734          26,762              --              --          93,496
Other assets .........................          4,111           2,684          33,106          (7,023)         32,878
                                            ---------       ---------       ---------       ---------       ---------
Total assets .........................      $ 226,334       $  97,641       $  62,762       $ (24,405)      $ 362,332
                                            =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term notes ................             --       $   7,470              --              --       $   7,470
     Current portion of long-term debt      $     586           2,369       $     100              --           3,055
     Accounts and income taxes payable         24,423          17,994           4,599              --          47,016
     Accrued expenses ................         21,438          11,727           7,858              --          41,023
                                            ---------       ---------       ---------       ---------       ---------
Total current liabilities ............         46,447          39,560          12,557              --          98,564
Long-term debt .......................        153,896          11,379             125              --         165,400
Other long-term liabilities ..........          1,924          10,264          20,189       $  (7,023)         25,354
Net due to (from) affiliates .........             --          43,123         (43,123)             --              --
Stockholders' equity:
     Old Common, Class A and
         Old Class B Stock ...........              5              --          38,700              (5)         38,700
     Additional paid-in capital ......         21,292          24,642          31,146         (45,934)         31,146
     Retained earnings (deficit) (f) .          2,981         (29,373)         43,313          26,392          43,313
     Deferred compensation
         and treasury stock ..........             --              --         (37,980)             --         (37,980)
     Accumulated other
         comprehensive (loss) ........           (211)         (1,954)         (2,165)          2,165          (2,165)
                                            ---------       ---------       ---------       ---------       ---------
Total stockholders' equity ...........         24,067          (6,685)         73,014         (17,382)         73,014
                                            ---------       ---------       ---------       ---------       ---------
Total liabilities and
     stockholders' equity ............      $ 226,334       $  97,641       $  62,762       $ (24,405)      $ 362,332
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

/s/ DELOITTE & TOUCHE LLP
-------------------------
Parsippany, New Jersey
October 29, 2002

        FEDDERS CORPORATION QUARTERLY FINANCIAL DATA RESTATED(UNAUDITED)
         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)

Subsequent to the issuance of its consolidated financial statements for the year ended August 31, 2002, the Company's management determined that amounts previously reported included intercompany profit and certain manufacturing variances that should have been eliminated. As a result, the unaudited quarterly financial data has been restated to reflect the elimination of intercompany profit and certain manufacturing variances included in each period's ending inventory and to reflect the associated impact on cost of sales and income taxes of this adjustment. The amendment has no effect on the Company's previously reported full fiscal year results for the years ended August 31, 2002 and 2001.


                  2002                  FIRST QUARTER      SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER       FISCAL YEAR
                  ----                  -------------      --------------     -------------      --------------       -----------
                                       AS RESTATED, SEE   AS RESTATED, SEE   AS RESTATED, SEE   AS RESTATED, SEE
                                           NOTE (B)            NOTE (B)           NOTE (B)          NOTE (B)
Net sales                                 $  38,097          $ 73,081          $ 170,688           $ 91,836           $373,702
Gross profit                                  7,311            16,192             40,901             18,646             83,050
(Loss) income before income taxes           (12,479)           (4,004)            20,195               (736)             2,976
Net (loss) income                            (8,423)           (2,703)            13,631              5,504              8,009
Basic (loss) earnings per share(a)            (0.27)            (0.09)              0.43               0.17               0.25
Diluted (loss) earnings per share             (0.27)            (0.09)              0.43               0.17               0.25
Market price per share:
Common Stock (FJC)
        High                                   4.80              3.94               4.07               3.20               4.80
        Low                                    2.30              2.45               2.61               1.90               1.90
Class A Stock (FJA)
        High                                   4.05              3.45               3.00               N/A                4.05
        Low                                    1.55              1.97               2.55               N/A                1.55

                  2001                  FIRST QUARTER      SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER       FISCAL YEAR
                  ----                  -------------      --------------     -------------      --------------       -----------
                                       AS RESTATED, SEE   AS RESTATED, SEE   AS RESTATED, SEE   AS RESTATED, SEE
                                            NOTE (B)          NOTE (B)           NOTE (B)           NOTE (B)
Net sales                                 $  40,979          $ 84,654          $ 189,357          $  90,707           $405,697
Gross profit                                  6,856            19,893             33,188              8,763             68,700
(Loss) income before income taxes           (12,882)             (796)            11,395            (30,980)           (33,263)
Net (loss) income                            (8,700)             (547)             7,705            (20,911)           (22,453)
Basic (loss) earnings per share(a)            (0.26)            (0.02)              0.24              (0.68)             (0.71)
Diluted (loss) earnings per share             (0.26)            (0.02)              0.24              (0.68)             (0.71)
Market price per share:
Common Stock (FJC)
        High                                   5.19              5.51               5.60               5.24               5.60
        Low                                    3.38              4.50               4.06               4.45               3.38
Class A Stock (FJA)
        High                                   4.88              4.63               5.02               4.80               5.02
        Low                                    3.25              4.13               4.07               3.90               3.25

(a) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average outstanding.

(b)      A summary of the significant effects of the restatement is as follows:

STATEMENT OF OPERATIONS   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

2002
                       FIRST QUARTER           SECOND QUARTER        THIRD QUARTER           FOURTH QUARTER          FISCAL YEAR
                       -------------           --------------        -------------           --------------          -----------
                      AS                       AS                     AS                    AS                       AS
                   PREVIOUSLY      AS      PREVIOUSLY    AS      PREVIOUSLY      AS      PREVIOUSLY      AS     PREVIOUSLY     AS
                    REPORTED    RESTATED    REPORTED   RESTATED   REPORTED    RESTATED    REPORTED    RESTATED   REPORTED   RESTATED
Gross profit       $  8,938     $  7,311    $17,340    $16,192    $ 39,859    $40,901     $16,913     $18,646     $83,050   $83,050
Income (loss)
 before
 income taxes       (10,852)     (12,479)    (2,856)    (4,004)     19,153     20,195      (2,469)       (736)      2,976     2,976
Net income (loss)    (7,325)      (8,423)    (1,928)    (2,703)     12,928     13,631       4,334       5,504       8,009     8,009
Basic and diluted
 earnings (loss)
    share per         (0.24)       (0.27)     (0.06)     (0.09)       0.40       0.43        0.13        0.17        0.25      0.25

2001
                       FIRST QUARTER         SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER            FISCAL YEAR
                       -------------         --------------         -------------        --------------            -----------
                       AS                     AS                    AS                    AS                      AS
                   PREVIOUSLY     AS      PREVIOUSLY     AS     PREVIOUSLY     AS      PREVIOUSLY     AS      PREVIOUSLY      AS
                    REPORTED   RESTATED    REPORTED   RESTATED   REPORTED   RESTATED    REPORTED   RESTATED    REPORTED    RESTATED
Gross profit        $  8,616   $  6,856    $20,377    $19,893    $31,951     $33,188   $  7,756    $  8,763   $ 68,700     $ 68,700
Income (loss)
 before
  income taxes       (11,122)   (12,882)      (312)      (796)    10,158      11,395    (31,987)    (30,980)   (33,263)     (33,263)
Net income (loss)     (7,512)    (8,700)      (220)      (547)     6,870       7,705    (21,591)    (20,911)   (22,453)     (22,453)
Basic and diluted
 earnings (loss)
  per share            (0.23)     (0.26)     (0.01)     (0.02)      0.22        0.24      (0.70)      (0.68)     (0.71)       (0.71)

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

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Fedders Corporation:

      We have audited the financial statements of Fedders Corporation and subsidiaries, as of August 31, 2002 and 2001, and for each of the three years in the period ended August 31, 2002, and have issued our report thereon dated October 29, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Fedders Corporation and subsidiaries for each of the three years in the period ended August 31, 2002, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information as set forth therein.

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

(23.1)            Consent of Deloitte & Touche LLP.*


(99)              Certifications pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.**

(99.1) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(99.2)            Certifications pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.*

*        Filed herewith.

** Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, filed on November 27, 2002.

*** Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 as amended on Form 10-K/A, amendment No. 1 filed on December 17, 2002.

(b)      Reports on Form 8-K.

         Current Report on Form 8-K dated October 18, 2002, reporting the Company's year-end results for fiscal year 2002.