Form 10-Q/A
period 2002-11-30
FEDDERS CORP /DE
filed 2003-04-14
CIK 744106

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                         FORM 10-Q/A Amendment No. 1

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

                          Yes  [X]            No [  ]

The registrant has outstanding 30,091,065 shares of Common Stock and 2,493,046 shares of Class B Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of December 31, 2002.

Explanatory Note

This amendment on Form 10-Q/A is being filed with respect to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 filed with the Securities and Exchange Commission (the "SEC") on January 14, 2003 (the "Form 10-Q"). This amendment is being filed to restate Item 1, for its unaudited consolidated financial statements as of and for the three months ended November 30, 2001. The Company also has updated Item 2, its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement. Item 4 was amended to reflect the date of the filing of this amendment No.1. Other disclosures have not been updated to reflect other developments since the original filing.

The financial statements for the quarter ended November 30, 2001 have been restated to reflect the elimination of intercompany profit and certain manufacturing variances included in ending inventory and to reflect the impact on cost of sales and income taxes of this adjustment. The restatement has no effect on the Company's previously reported full fiscal year results for the year ended August 31, 2002.

                             FEDDERS CORPORATION

                                        INDEX

                                                                               PAGE NUMBER
                                                                               -----------
PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Statements of Operations and Comprehensive
           Income (Loss) - Quarterly Periods Ended November 30, 2002 and
           November 30, 2001 (as restated) .............................              4
           Consolidated Balance Sheets - as of November 30, 2002,
           August 31, 2002 and November 30, 2001 (as restated) .........            5-6
           Consolidated Statements of Cash Flows - Quarterly Periods
           Ended November 30, 2002 and November 30, 2001 (as restated)..              7
           Notes to Consolidated Financial Statements ..................           8-21
Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition ..........................          22-23
Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..             23
Item 4.    Controls and Procedures .....................................             23

PART II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ............................             23
           SIGNATURE ...................................................             24
           CERTIFICATIONS ..............................................          25-28


                          PART I FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                              FEDDERS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                          (amounts in thousands, except
                                 per share data)
                                   (unaudited)


                                                       THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                    2002               2001
                                                    ----               ----
                                                                   (AS RESTATED,
                                                                     SEE NOTE 9)

Net sales ............................            $ 39,163             $ 38,097
                                                  --------             --------
Cost of sales ........................              31,332               30,786
Selling, general and administrative
expense ..............................              14,368               14,913
                                                  --------             --------
                                                    45,700               45,699
                                                  --------             --------
Operating loss .......................              (6,537)              (7,602)
Partners' net interest in joint
venture results ......................                (309)                (575)
Interest expense, net ................              (4,445)              (4,424)
Other income .........................                  37                  122
                                                  --------             --------
Loss before income taxes .............             (11,254)             (12,479)
Benefit from income taxes ............              (3,656)              (4,056)
                                                  --------             --------
Net loss .............................            $ (7,598)            $ (8,423)
Other comprehensive loss:
  Foreign currency translation,
  net of tax .........................                (249)                 (40)
                                                  --------             --------
Comprehensive loss ...................              (7,847)              (8,463)
                                                  ========             ========
Basic and diluted loss per share .....            $  (0.23)            $  (0.27)
Dividends per share declared:
New Common Stock .....................            $  0.030                 --
Old Common and Class A Stock .........                --               $  0.030
New Class B Stock ....................            $  0.030                 --
Old Class B Stock ....................                --               $  0.027
                                                  --------             --------

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                   (unaudited)

                                                      NOVEMBER 30,         AUGUST 31,       NOVEMBER 30,
                                                         2002                 2002              2001
                                                         ----                 ----              ----
                                                                                            (AS RESTATED,
                                                                                             SEE NOTE 9)

                      ASSETS
Current assets:

   Cash and cash equivalents ......................       $ 37,895          $ 67,379          $ 20,762
   Accounts receivable (net of allowance of $2,127,
   $2,613 and $2,637 at November 30, 2002,
   August 31, 2002 and November 30, 2001,
   respectively) ..................................         24,100            31,768            21,334
   Inventories:
   Finished goods .................................         57,543            25,364            61,540
   Work-in-process ................................          3,486             3,042             4,002
   Raw materials and supplies .....................         24,096            20,174            21,974
                                                           -------           -------           -------
   Net inventories ................................         85,125            48,580            87,516
   Deferred income taxes ..........................          5,607             5,620             8,808
   Other current assets ...........................         17,699            13,564             7,676
                                                           -------           -------           -------
Total current assets ...........................           170,426           166,911           146,096
Net property, plant and equipment:
   Land and improvements ..........................          3,794             3,770             3,793
   Buildings and leasehold improvements ...........         40,103            40,246            39,637
   Machinery and equipment ........................        100,313            98,271           107,092
                                                           -------           -------           -------
   Gross property, plant and equipment ............        144,210           142,287           150,522
   Less accumulated depreciation ..................         77,672            75,441            76,877
                                                           -------           -------           -------
Net property, plant and equipment .................         66,538            66,846            73,645
Deferred income taxes .............................          2,867             2,867             6,510
Goodwill ..........................................         90,536            90,536            91,915
Other intangible assets ...........................          1,526             1,556               663
Other assets ......................................         35,270            37,412            27,982
                                                           -------           -------           -------
Total assets ......................................       $367,163          $366,128          $346,811
                                                           =======           =======           =======

See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except par value)
                                  (unaudited)

                                                                    NOVEMBER 30,        AUGUST 31,      NOVEMBER 30,
                                                                       2002               2002             2001
                                                                       ----               ----             ----
                                                                                                      (AS RESTATED, SEE
                                                                                                            NOTE 9)

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes .......................................          $  20,122           $   9,829           $   8,092
 Current portion of long-term debt ......................              3,340               3,362               3,013
 Accounts payable .......................................             48,031              41,888              40,990
 Income taxes payable ...................................              3,229               5,955               7,665
 Accrued expenses .......................................             34,155              37,099              33,887
                                                                   ---------           ---------           ---------
Total current liabilities ...............................            108,877              98,133              93,647
Long-term debt ..........................................            163,259             163,769             164,692
Other long-term liabilities .............................             21,937              22,225              22,144
Partners' net interest in joint venture .................              4,043               4,183               3,010
Stockholders' equity:
Preferred Stock, $1 par value, 15,000 shares authorized,
 none issued at November 30, 2002, August 31, 2002
 and November 30, 2001 ..................................               --                  --                  --
New Common Stock, $0.01 par value, 70,000
 shares authorized, 38,249, 38,249 and none issued at
 November 30, 2002, August 31, 2002 and
 November 30, 2001, respectively ........................                382                 382                --
Old Common Stock, $1 par value, 80,000 shares
 authorized, none, none and 16,135, issued at
 November 30, 2002, August 31, 2002 and
 November 30, 2001, respectively ........................               --                  --                16,135
Class A Stock, $1 par value, 60,000 shares authorized,
 none, none and 20,298 issued at November 30, 2002,
 August 31, 2002 and November 30, 2001, respectively ....               --                  --                20,298
New Class B Stock, $0.01 par value, 5,000 shares
 authorized, 2,493, 2,493 and none issued at November 30,
 2002, August 31, 2002 and November 30, 2001,
 respectively ...........................................                 25                  25                --
Old Class B Stock, $1 par value, 7,500 shares authorized,
 none, none and 2,266 issued at November 30, 2002,
 August 31,2002 and November 30, 2001, respectively .....               --                  --                 2,266
Additional paid-in capital ..............................             68,848              68,870              30,759
Retained earnings .......................................             38,981              47,551              33,975
Accumulated other comprehensive loss ....................             (1,561)             (1,312)             (2,205)
                                                                   ---------           ---------           ---------
                                                                     106,675             115,516             101,228
Treasury stock, at cost, 8,158 shares of New Common
 Stock at November 30, 2002 and August 31, 2002,
 and 7,908 shares of Old Common and Class A Stock at
 November 30, 2001 ......................................            (37,322)            (37,322)            (37,322)
Deferred compensation ...................................               (306)               (376)               (588)
                                                                   ---------           ---------           ---------
Total stockholders' equity ..............................             69,047              77,818              63,318
Total liabilities and stockholders' equity ..............          $ 367,163           $ 366,128           $ 346,811
                                                                   =========           =========           =========

See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)


                                                                                            THREE MONTHS ENDED
                                                                                                NOVEMBER 30,
                                                                                         2002                 2001
                                                                                         ----            ---------
                                                                                                       (AS RESTATED,
                                                                                                         SEE NOTE 9)
Cash flows from operating activities:

Net loss ..................................................................          $ (7,598)             $ (8,423)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................             2,389                 3,488
    Deferred income taxes .................................................            (3,656)                  (75)
    Stock option repricing income .........................................              --                    (339)
    Partners' net interest in joint venture results .......................               309                   575
Changes in operating assets and liabilities:
    Accounts receivable ...................................................             7,668                 3,369
    Inventories ...........................................................           (36,545)              (13,806)
    Other current assets ..................................................            (4,122)                 (929)
    Other assets ..........................................................             2,116                   318
    Accounts payable ......................................................             6,143                   301
    Accrued expenses ......................................................            (2,944)               (7,126)
    Income taxes payable ..................................................               930                 1,338
    Other long-term liabilities ...........................................              (740)                 (366)
    Other -- net ..........................................................                (4)                   71
                                                                                      -------               -------
Net cash used in operating activities .....................................           (36,054)              (21,604)
                                                                                      -------               -------
Cash flows from investing activities:
    Additions to property, plant and equipment ............................            (2,211)               (1,085)
    Disposal of property, plant and equipment .............................                15                   140
    Acquisition of businesses, net of cash acquired .......................              --                  (6,772)
                                                                                      -------               -------
Net cash used in investing activities .....................................            (2,196)               (7,717)
                                                                                      -------               -------
Cash flows from financing activities:
   Proceeds from short-term notes .........................................            10,293                   622
   Repayments of long-term debt ...........................................              (532)                 (757)
   Cash dividends .........................................................              (972)                 (925)
   Other ..................................................................               (23)                  (49)
                                                                                      -------               -------
Net cash provided by (used in) financing activities .......................             8,766                (1,109)
                                                                                      -------               -------
Net decrease in cash and cash equivalents .................................           (29,484)              (30,430)
Cash and cash equivalents at beginning of period ..........................            67,379                51,192
                                                                                      -------               -------
Cash and cash equivalents at end of period ................................          $ 37,895              $ 20,762
                                                                                      =======               =======
Supplemental disclosure:
   Net interest paid ......................................................          $    385              $    623
   Income taxes paid ......................................................                53                     9
                                                                                      =======               =======


See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (amount in thousands, except share and per share data)
                                   (unaudited)

1. BASIS OF PRESENTATION

The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K/A for the fiscal year ended August 31, 2002. The Company's business is seasonal, and consequently, operating results for the three-month period ending November 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2003.

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

The following table displays the activity and balances of the restructuring reserve account from August 31, 2002 to November 30, 2002.

                     AUGUST 31,                                      NOVEMBER
                      2002                                           30, 2002
                     BALANCE       ADDITIONS     DEDUCTIONS          BALANCE
                     -------       ---------     ----------          -------

Workforce
reductions ......      $  621            --          $ (27)          $  594
Facility
closing costs ...         661            --            (87)             574
Other costs .....         403            --           --                403
                       ------            --          -----           ------
Total ...........      $1,685            --          $(114)          $1,571
                       ======            ==          =====           ======

The remaining balance of $1,571, which consists primarily of work force reduction and facility closing costs, is expected to be expended during fiscal 2003 and 2004. The final amounts will be settled upon the expiration period for workers' compensation claims and completion of facility clean up and waste removal.

3. EARNINGS PER SHARE

In the first fiscal quarter of 2003, net loss per share was computed using the weighted average number of shares of Common and Class B Stock outstanding, which amounted to approximately 32,584,000 shares. In the first fiscal quarter of 2002, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 30,792,000 shares. Due to the net losses incurred, diluted earnings per share includes no effect from options due to their anti-dilutive effect. As a result, zero and 36 stock options were excluded from the computation of diluted earnings per share for the three months ended November 30, 2002 and 2001, respectively.

4. STOCK OPTION REPRICING

In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options, reducing the exercise price to $3.625 per share, which was the fair market value of the Class A Stock on the date of repricing. The Company recorded a non-cash charge to compensation expense of $726 due to the repricing in fiscal 2001. In the first quarter of fiscal 2002, the Company recorded a $339 reduction to compensation expense to reflect changes in the market price of the Company's stock. In the first quarter of fiscal 2003, the Company did not record an adjustment to compensation expense as the market value of the Company's stock remained below the exercise price of the options.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement in the first quarter of fiscal 2003 did not have a material effect on the Company's financial position, results of operations and its cash flows.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this statement in the first quarter of fiscal 2003 did not have a material effect on the Company's financial position, results of operations and its cash flows.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The adoption of this statement in the 3rd quarter of fiscal 2002 did not have a material effect on the Company's financial position, results of operations and its cash flows.

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

6. GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on September 1, 2002. SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests and are written down, with a resulting charge to operations, only in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than their fair value.

SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of September 1, 2002, the effective date of the statement for the Company. The Company is currently in the process of evaluating whether its goodwill is impaired as of September 1, 2002. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company's statements of operations as of September 1, 2002. Any impairment losses incurred after the initial application of this standard will be reported in operating results.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of September 1, 2002. The following table presents the quarterly results of the Company on a comparable basis:

                                                      For three months ended
                                                           November 30,
                                                     2002              2001
                                                     ----              ----

Net (loss) income:
Reported net loss                                 $  (7,598)        $ (8,423)
Goodwill amortization, net of tax                      --                 501
                                                  ---------         ---------
Adjusted net loss                                 $  (7,598)        $  (7,922)
                                                  =========         =========
Basic (loss) earnings per common share:
Reported basic net loss per common share          $   (0.23)        $   (0.27)
Goodwill amortization, net of tax                      --                0.02
                                                  ---------         ---------
Adjusted basic loss per common share              $   (0.23)        $   (0.25)
                                                  =========         =========
Diluted (loss) earnings per common share:
Reported diluted net loss per common share        $   (0.23)        $   (0.27)
Goodwill amortization, net of tax                      --                0.02
                                                  ---------         ---------
Adjusted diluted loss per common share            $   (0.23)        $   (0.25)
                                                  =========         =========

Goodwill and other intangible assets consist of the following:

                                                  NOVEMBER 30,        AUGUST 31,
                                                     2002                2002
                                                     ----                ----

Goodwill                                            $  90,536         $  90,536
                                                    =========         =========
Gross other amortizable intangibles                 $   2,787         $   2,787
Accumulated amortization                               (1,261)           (1,231)
                                                    ---------         ---------
Other intangible assets                             $   1,526         $   1,556
                                                    =========         =========

As of November 30, 2002 and August 31, 2002, the Company had goodwill of $70,133 and $20,403 reflected in its HVACR and Engineered Products reportable segments, respectively. Other intangible assets primarily includes a right associated with a joint venture that is being amortized over 20 years. Amortization expense for the 3 months ended November 30, 2002 and November 30, 2001 is $30 and $20, respectively. Estimated amortization expense for other intangible assets will be approximately $120 for each of the next five years.

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                        THREE MONTHS ENDED
                                                            NOVEMBER 30,
                                                      2002                2001
                                                      ----                ----
Net sales:
   HVACR ......................................      $ 29,450             $ 28,045
   Engineered Products ........................         9,713               10,052
                                                     --------             --------
   Net sales ..................................      $ 39,163             $ 38,097
                                                     ========             ========
Loss before interest and taxes:
   HVACR ......................................      $ (4,513)            $ (5,828)
   Engineered Products ........................            37                 (190)
                                                     --------             --------
   Segment loss before interest and taxes .....        (4,476)              (6,018)
   Non-allocated expenses .....................         2,333                2,037
   Interest expense, net ......................         4,445                4,424
   Benefit for income taxes ...................        (3,656)              (4,056)
                                                     --------             --------
     Net loss .................................      $ (7,598)            $ (8,423)
                                                     ========             ========



                                NOVEMBER 30,          AUGUST 31,    NOVEMBER 30,
                                    2002                 2002          2001

Total assets:
HVACR ....................          $241,134          $212,931          $233,899
Engineered Products ......            67,276            66,173            68,086
Non-allocated assets .....            58,753            87,024            44,826
                                    --------          --------          --------
                                    $367,163          $366,128          $346,811
                                    ========          ========          ========




8. SUBSEQUENT EVENTS

In October 2002, the Company announced that its Board of Directors had approved a plan pursuant to which a new class of Cumulative Preferred Stock will be offered to stockholders in exchange for up to 15,000,000 shares of the Company's Common Stock, with .14 shares of Preferred Stock being offered in exchange for every share of Common Stock. As of December 27, 2002, 2,315,929 shares of the Company's Common Stock had been validly tendered and not withdrawn. The Company will issue a total of approximately 324,230 shares of Series A Cumulative Preferred Stock. The shares of Series A Cumulative Preferred Stock will trade on the New York Stock Exchange under the symbol FJCPrA when issued. The new Preferred Stock will have an annual dividend of $2.15 per share and a liquidation value of $25 per share.

9.  RESTATEMENT

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended November 30, 2002, the Company's management determined that amounts previously reported included intercompany profit and certain manufacturing variances that should have been eliminated. As a result, the unaudited interim financial statements as of and for the three months ended November 30, 2001 have been restated from the amounts previously reported to eliminate approximately $1.6 million of intercompany profit and certain manufacturing variances included in ending inventory and to reflect the impact on cost of sales and income taxes of this adjustment. The restatement has no effect on the Company's previously reported full fiscal year results for the year ended August 31, 2002.

A summary of the significant effects of the restatement is as follows:

                                     Quarterly Period Ended November 30, 2001
                                     ----------------------------------------
                                     As Previously Reported          As Restated
                                     ----------------------          -----------

Statement of Operations
Cost of sales                                     $ 29,159             $ 30,786
Operating loss                                      (5,975)              (7,602)
Loss before income taxes                           (10,852)             (12,479)
Benefit from income taxes                           (3,527)              (4,056)
Net loss                                            (7,325)              (8,423)
Comprehensive loss                                  (7,365)              (8,463)
Basic and diluted loss per share                     (0.24)               (0.27)


                                                             November 30, 2001
                                                             -----------------

                                                 As Previously Reported     As Restated
                                                 ----------------------     -----------

Balance Sheet

Finished goods                                                $ 63,167         $ 61,540
Net inventories                                                 89,143           87,516
Total current assets                                           147,723          146,096
Total assets                                                   348,438          346,811
Income taxes payable                                             8,194            7,665
Total current liabilities                                       94,176           93,647
Retained earnings                                               35,073           33,975
Total stockholders' equity                                      64,416           63,318
Total liabilities and stockholders' equity                     348,438          346,811


10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The unaudited interim financial statements for FNA as of and for the three months ended November 30, 2001 have been restated from the amounts previously reported to eliminate approximately $1.6 million of intercompany profit and certain manufacturing variances included in ending inventory and to reflect the impact on cost of sales and income taxes of this adjustment. (See Note 9).

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)


                                               FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
                                               --------------------------------------------
                              FEDDERS
                               NORTH          OTHER                        ELIMINATING          FEDDERS
                              AMERICA       FEDDERS         CORPORATE        ENTRIES          CORPORATION
                              -------       -------         ---------        -------          -----------

Net sales ..........         $22,331          $21,365            --           $(4,533)        $ 39,163
Cost of sales ......          18,932           16,933            --            (4,533)          31,332
Selling, general
  and administrative
  expense(a,c) .....           7,682            6,686            --              --             14,368
                             -------          -------         -------         -------         --------
Operating loss .....          (4,283)          (2,254)           --              --             (6,537)
Partners' net
  interest in joint
  venture results ..            --               (309)           --              --               (309)

Equity loss in
  investments ......            --               --           $(7,481)          7,481             --
Interest expense,
  net(b) ...........          (3,802)            (498)           (145)           --             (4,445)
Other income
  (expense) ........             213             (176)           --              --                 37
                             -------          -------         -------         -------         --------
Loss before income
  taxes ............          (7,872)          (3,237)         (7,626)          7,481          (11,254)
Benefit for income
  taxes ............          (2,646)            (982)            (28)           --             (3,656)
                             -------          -------         -------         -------         --------
Net loss ...........          (5,226)          (2,255)         (7,598)          7,481           (7,598)
Foreign currency
  translation, net
  of tax ...........             (20)            (229)           (249)            249             (249)
                             -------          -------         -------         -------         --------
Comprehensive loss           $(5,246)         $(2,484)        $(7,847)        $ 7,730         $ (7,847)
                             =======          =======         =======         =======         ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                 FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                                ------------------------------------------------------------------------------
                                                  FEDDERS
                                                   NORTH           OTHER                        ELIMINATING         FEDDERS
                                                  AMERICA         FEDDERS         CORPORATE       ENTRIES         CORPORATION
                                                  -------         -------         ---------       -------         -----------

Net sales (f) ..........................        $ 20,028         $ 22,376            --           $(4,307)        $ 38,097
Cost of sales (f) ......................          18,020           17,073            --            (4,307)          30,786
Selling, general and administrative
 expense(a, c) .........................           8,244            6,246         $   423            --             14,913
                                                --------         --------         -------         -------         --------
Operating loss .........................          (6,236)            (943)           (423)           --             (7,602)

Partners' net interest in
  joint venture results ................            --               (575)           --              --               (575)

Equity loss in investment...............            --               --            (8,178)          8,178             --
Interest (expense) income, net(b).......          (3,840)            (645)             61            --             (4,424)
Other income ...........................              38               84            --              --                122
                                                --------         --------         -------         -------         --------
Loss before income taxes ...............         (10,038)          (2,079)         (8,540)          8,178          (12,479)
Benefit for income taxes ...............          (3,263)            (676)           (117)           --             (4,056)
                                                --------         --------         -------         -------         --------
Net loss ...............................          (6,775)          (1,403)         (8,423)          8,178           (8,423)
Foreign currency translation, net of tax               8              (48)            (40)             40              (40)
                                                --------         --------         -------         -------         --------
Comprehensive loss .....................        $ (6,767)        $ (1,451)        $(8,463)        $ 8,218         $ (8,463)
                                                ========         ========         =======         =======         ========


                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                        AS OF NOVEMBER 30, 2002
                                                                        -----------------------
                                             FEDDERS
                                              NORTH             OTHER                          ELIMINATING        FEDDERS
                                             AMERICA           FEDDERS          CORPORATE        ENTRIES        CORPORATION
                                             -------           -------          ---------        -------        -----------

ASSETS
Current assets:
   Cash and cash equivalents .......        $  31,111         $   6,784             --               --           $  37,895
   Net accounts receivable .........           11,123            12,977             --               --              24,100
   Net inventories .................           51,004            34,121             --               --              85,125
   Other current assets ............            7,649             9,852         $ 12,828         $ (7,023)           23,306
                                              -------            ------           ------           ------           -------
Total current assets ...............          100,887            63,734           12,828           (7,023)          170,426
Investments in subsidiaries ........             --                --             12,853          (12,853)             --
Net property, plant and equipment ..           44,861            20,893              784             --              66,538
Goodwill ...........................           64,791            25,745             --               --              90,536
Other intangible assets ............              302             1,224             --               --               1,526
Other assets .......................            7,485             4,960           25,692             --              38,137
                                              -------            ------           ------           ------           -------
Total assets .......................        $ 218,326         $ 116,556         $ 52,157         $(19,876)        $ 367,163
                                              =======            ======           ======           ======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ................        $   8,764         $  11,358             --               --           $  20,122
   Current portion of long-term debt              578             2,665         $     97             --               3,340
   Accounts and income taxes payable           27,214            19,924            4,122             --              51,260
   Accrued expenses ................           16,215            10,661            7,279             --              34,155
                                              -------            ------           ------           ------           -------
Total current liabilities ..........           52,771            44,608           11,498             --             108,877
Long-term debt .....................          153,492             9,767             --               --             163,259
Other long-term liabilities ........            1,764            11,326           19,913         $ (7,023)           25,980
Net due to (from) affiliates .......          (14,842)           63,143          (48,301)            --                --
Stockholders' equity:
   Common and Class B Stock ........                5              --                407               (5)              407
   Additional paid-in capital ......           21,292            24,642           68,848          (45,934)           68,848
   Retained earnings (deficit) .....            3,852           (35,377)          38,981           31,525            38,981
   Deferred compensation
     and treasury stock ............             --                --            (37,628)            --             (37,628)
   Accumulated other
     comprehensive loss ............               (8)           (1,553)          (1,561)           1,561            (1,561)
                                              -------            ------           ------           ------           -------
Total stockholders' equity .........           25,141           (12,288)          69,047          (12,853)           69,047
                                              -------            ------           ------           ------           -------
Total liabilities and
   stockholders' equity ............        $ 218,326         $ 116,556         $ 52,157         $(19,876)        $ 367,163
                                              =======            ======           ======           ======           =======

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                        AS OF AUGUST 31, 2002
                                                                        ---------------------
                                               FEDDERS
                                                 NORTH           OTHER                          ELIMINATING          FEDDERS
                                                AMERICA         FEDDERS          CORPORATE        ENTRIES          CORPORATION
                                                -------         -------          ---------        -------          -----------

ASSETS
Current assets:
      Cash and cash equivalents .......        $ 64,166        $   3,213             --               --           $  67,379
      Net accounts receivable .........          16,610           15,158             --               --              31,768
      Net inventories..................          27,633           20,947             --               --              48,580
      Other current assets ............           5,924            7,806         $ 12,477         $ (7,023)           19,184
                                               --------        ---------         --------          -------         ---------
Total current assets ..................         114,333           47,124           12,477           (7,023)          166,911
Investments in subsidiaries ...........            --               --             20,583          (20,583)             --
Net property, plant and equipment .....          44,916           21,090              840             --              66,846
Goodwill ..............................          64,791           25,745             --               --              90,536
Other intangible assets ...............             316            1,240             --               --               1,556
Other assets ..........................           7,943            6,349           25,987             --              40,279
                                               --------        ---------         --------          -------         ---------
Total assets ..........................        $232,299        $ 101,548         $ 59,887          (27,606)        $ 366,128
                                               ========        =========         ========          =======         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term notes ................        $  2,432        $   7,397             --               --           $   9,829
      Current portion of long-term debt             593            2,662         $    107             --               3,362
      Accounts and income taxes payable          22,562           16,260            9,021             --              47,843
      Accrued expenses ................          20,879           10,295            5,925             --              37,099
                                               --------        ---------         --------          -------         ---------
Total current liabilities .............          46,466           36,614           15,053             --              98,133
Long-term debt ........................         153,624           10,129               16             --             163,769
Other long-term liabilities ...........           1,822           11,466           20,143         $ (7,023)           26,408
Net due to (from) affiliates ..........            --             53,143          (53,143)            --                --
Stockholders' equity:
      Common and Class B Stock ........               5             --                407               (5)              407
      Additional paid-in capital ......          21,292           24,642           68,870          (45,934)           68,870
      Retained earnings (deficit) .....           9,078          (33,122)          47,551           24,044            47,551
      Deferred compensation
        and treasury stock ............            --               --            (37,698)            --             (37,698)
      Accumulated other
        comprehensive income (loss)....              12           (1,324)          (1,312)           1,312            (1,312)
                                               --------        ---------         --------          -------         ---------
Total stockholders' equity ............          30,387           (9,804)          77,818          (20,583)           77,818
                                               --------        ---------         --------          -------         ---------
Total liabilities and
  stockholders' equity ................        $232,299        $ 101,548         $ 59,887         $(27,606)        $ 366,128
                                               ========        =========         ========          =======         =========



                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS



                                                                          AS OF NOVEMBER 30, 2001
                                           -------------------------------------------------------------------------------------
                                              FEDDERS
                                               NORTH              OTHER                          ELIMINATING           FEDDERS
                                              AMERICA            FEDDERS          CORPORATE        ENTRIES          CORPORATION
                                              -------            -------          ---------        -------          -----------

ASSETS
Current assets:
   Cash and cash equivalents ..........        $  13,096         $  6,264         $  1,402             --           $  20,762
   Net accounts receivable ............            8,463           12,871             --               --              21,334
   Net inventories ....................           64,313           23,203             --               --              87,516
   Other current assets ...............            2,576            5,054            8,854             --              16,484
                                               ---------         --------         --------         --------         ---------
Total current assets ..................           88,448           47,392           10,256             --             146,096
Investments in subsidiaries ...........             --               --              9,164         $ (9,164)             --
Net property, plant and equipment .....           52,812           19,805            1,028             --              73,645
Goodwill ..............................           65,703           26,212             --               --              91,915
Other assets ..........................              613               50             --               --                 663
Other assets ..........................            3,817            4,849           32,849           (7,023)           34,492
                                               ---------         --------         --------         --------         ---------
Total assets ..........................        $ 211,393         $ 98,308         $ 53,297         $(16,187)        $ 346,811
                                               =========         ========         ========         ========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ...................             --           $  8,092             --               --           $   8,092
   Current portion of long-term debt ..        $     586            2,327         $    100             --               3,013
   Accounts and income taxes payable ..           21,649           17,841            9,165             --              48,655
   Accrued expenses ...................           16,104           11,287            6,496             --              33,887
                                               ---------         --------         --------         --------         ---------
Total current liabilities .............           38,339           39,547           15,761             --              93,647
Long-term debt ........................          153,832           10,760              100             --             164,692
Other long-term liabilities ...........            1,922           10,402           19,853         $ (7,023)           25,154
Net due to (from) affiliates ..........             --             45,735          (45,735)            --                --
Stockholders' equity:
   Common, Class A and
     Class B Stock ....................                5             --             38,699               (5)           38,699
   Additional paid-in capital .........           21,292           24,642           30,759          (45,934)           30,759
   Retained earnings (deficit) ........           (3,794)         (30,776)          33,975           34,570            33,975
   Deferred compensation
     and treasury stock ...............             --               --            (37,910)            --             (37,910)
   Accumulated other
     comprehensive loss ...............             (203)          (2,002)          (2,205)           2,205            (2,205)
                                               ---------         --------         --------         --------         ---------
Total stockholders' equity ............           17,300           (8,136)          63,318           (9,164)           63,318
                                               ---------         --------         --------         --------         ---------
Total liabilities and
     stockholders' equity .............        $ 211,393         $ 98,308         $ 53,297         $(16,187)        $ 346,811
                                               =========         ========         ========         ========         =========


                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
                                             ----------------------------------------------------------------------
                                             FEDDERS
                                              NORTH            OTHER                     ELIMINATING      FEDDERS
                                             AMERICA          FEDDERS      CORPORATE       ENTRIES      CORPORATION
                                             -------          -------      ---------       -------      -----------
Net cash used in operating
  activities .......................        $(22,740)        $ (9,530)     $(3,784)           --        $(36,054)
                                            --------         --------      -------            --        --------
Net additions to property, plant and
  equipment ........................          (1,658)            (501)         (37)           --          (2,196)
                                            --------         --------      -------            --        --------
Net cash used in investing
  activities .......................          (1,658)            (501)         (37)           --          (2,196)
                                            --------         --------      -------            --        --------
Proceeds from short-term notes .....           6,332            3,961         --              --          10,293
Net repayments of  long-term debt ..            (147)            (359)         (26)           --            (532)

Cash dividends .....................            --               --           (972)           --            (972)
Other ..............................            --               --            (23)           --             (23)
Change in net due (from) to
   affiliate .......................         (14,842)          10,000        4,842            --            --
                                            --------         --------      -------            --        --------
Net cash provided by (used in)
  financing activities .............          (8,657)          13,602        3,821            --           8,766
                                            --------         --------      -------            --        --------
Net increase (decrease) in cash
  and cash equivalents .............         (33,055)           3,571         --              --         (29,484)
Cash and cash equivalents at
  beginning of period ..............          64,166            3,213         --              --          67,379
                                            --------         --------      -------            --        --------
Cash and cash equivalents at
  end of period ....................        $ 31,111         $  6,784         --              --        $ 37,895
                                            ========         ========      =======            ==        ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                             FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                              ------------------------------------------------------------------------
                                              FEDDERS
                                               NORTH            OTHER                       ELIMINATING      FEDDERS
                                              AMERICA          FEDDERS         CORPORATE      ENTRIES      CORPORATION
                                              -------          -------         ---------      -------      -----------

Net cash (used in) provided by
  operating activities ...............        $(26,209)        $ 2,242         $ 2,363         --          $(21,604)
                                              --------         -------         -------         --          --------
Net additions to property, plant and
  equipment ..........................            (529)           (416)           --           --              (945)
Acquisition of businesses ............          (4,348)         (2,424)           --           --            (6,772)
                                              --------         -------         -------         --          --------
Net cash used in investing activities           (4,877)         (2,840)           --           --            (7,717)
                                              --------         -------         -------         --          --------
Proceeds from short-term notes .......            --               622            --           --               622
Net repayments of long-term debt .....            (149)           (583)            (25)        --              (757)
Cash dividends .......................            --              --              (925)        --              (925)
Other ................................            --              --               (49)        --               (49)
Change in net due to (from)  affiliate            --             2,612          (2,612)        --                --
                                              --------         -------         -------         --          --------
Net cash (used in)  provided by
  financing activities ...............            (149)          2,651          (3,611)        --            (1,109)
                                              --------         -------         -------         --          --------
Net (decrease) increase in cash
  and cash equivalents ...............         (31,235)          2,053          (1,248)        --           (30,430)
Cash and cash equivalents at
  beginning of period ................          44,331           4,211           2,650         --            51,192
                                              --------         -------         -------         --          --------
Cash and cash equivalents at
  end of period ......................        $ 13,096         $ 6,264         $ 1,402         --          $ 20,762
                                              ========         =======         =======         ==          ========

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

b) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note, capital lease obligations, and a revolving line of credit.

c) FNA's depreciation and amortization for the three months ended November 30, 2002 and 2001 amounted to approximately $1.6 million and $2.5 million, respectively. Capital expenditures of FNA amounted to $1.7 million and $0.5 million in the three months ended November 30, 2002 and 2001, respectively.

d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

e)    The Company's stock option plans include FNA's employees.

f) Certain reclassifications have been made in the prior year to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the unaudited consolidated financial statements for the period ended November 30, 2001, as described in Note 9 to the unaudited consolidated financial statements.

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position, and operating results during the periods included in the accompanying consolidated financial statements.

                                                        RESULTS OF OPERATIONS
                                                     OPERATING RESULTS AS PERCENT OF NET SALES
                                                     -----------------------------------------
                                                                              FIRST QUARTER
                                                                               FISCAL 2002
                                                                              -------------
                                                     FIRST QUARTER
                                                     FISCAL 2003
                                                     -----------

Gross profit                                                20.0%               19.2%
Selling, general and administrative expense                 36.7%               39.1%
Operating loss                                              16.7%               20.0%
Net interest expense                                        11.3%               11.6%
Pre-tax loss                                                28.7%               32.8%
                                                            ====                ====

FIRST QUARTER RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 (FIRST QUARTER OF FISCAL 2003) VERSUS THE THREE MONTHS ENDED NOVEMBER 30, 2001 (FIRST QUARTER OF FISCAL 2002).

Net sales in the first quarter of fiscal 2003 increased by 2.8% to $39.2 million compared to $38.1 million in the prior-year period. The improvement was the result of an increase of $1.4 million or 5.0% in sales within the HVACR reporting segment due to improving market conditions in North America and Asia for air conditioners. The gain in sales was partially offset by a decline in sales within the Engineered Products reporting segment of $0.3 million or 3.4% from the prior-year period due to continued weak demand in the capital equipment market for commercial and industrial air cleaners.

The gross profit margin in the first quarter of fiscal 2003 increased to 20.0% from 19.2% in the prior-year period. The higher gross margin was the result of a favorable product mix offset by start-up costs associated with new factories in Asia.

Selling, general and administrative ("SG&A") expenses in the first quarter of fiscal 2003 were $14.4 million compared to $14.9 million in the prior-year period. SG&A expenses in the fiscal 2003 period were lower as a percentage of net sales primarily due to higher sales and no amortization expense for goodwill beginning with the new fiscal year. In the first fiscal quarter of 2002, the amortization expense for goodwill was $742. The exclusion of this expense would reduce the SG&A expense for the first quarter of fiscal 2002 to $14.2 million or 37.1% of the net sales.

The operating loss in the first quarter of fiscal 2003 was $6.5 million compared to an operating loss of $7.6 million in the fiscal 2002 period.

Net interest expense in the first quarter of fiscal 2003 of $4.4 million was approximately equal to prior year. Although cash balances were higher, interest income was lower due to lower interest rates.

The net loss for the normally unprofitable off-season first quarter of fiscal 2003 was $7.6 million or 23 cents per diluted share compared to a net loss of $8.4 million or 27 cents per diluted share in the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $37.9 million at November 30, 2002 compared to $20.8 million a year earlier.

Net cash used in operations for the three months ended November 30, 2002 amounted to $36.1 million, compared to $21.6 million in the prior period. A build-up in inventory to support seasonal requirements was the main use of cash during the period. Net inventories at the end of the first quarter were $85.1 million compared to $48.6 million at the beginning of the fiscal year and $87.5 million at the end of the first quarter in the last fiscal year.

Net cash used in investing activities was $2.2 million and consisted of capital expenditures primarily to support production in Asia versus $7.7 million used in investing activities in the fiscal 2002 period. In the 2002 period, the Company completed the acquisition in the first quarter of a wholly-owned air conditioning manufacturing operation in Shanghai, China, now called Fedders Shanghai, Co., Ltd. The Company also entered into two joint ventures in the prior-year quarter to produce room air conditioners in India and thermoelectric modules in China.

Net cash provided by financing activities during the first quarter was $8.8 million and consisted primarily of $10.3 million in short-term borrowings to support production in Asia. $1.0 million in cash dividends were paid in the quarter. Net cash used in financing activities during the prior fiscal-year period was $1.1 million, due to $0.9 million of cash dividends and the repayment of $0.8 million of long-term debt offset by proceeds from short-term borrowing of $0.6 million.

The Company declared quarterly dividends of 3.0 cents on each share of outstanding Common and Class B Stock in the first quarter. In fiscal 2002, the Company declared quarterly dividends of 3.0 cents on each share of outstanding Class A and Common Stock and 2.7 cents on each share of outstanding Class B Stock.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations at least for the next 12 months and its long-term credit requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this amendment No. 1 to the Company's quarterly report on Form 10-Q for the quarter ended November 30, 2002 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II OTHER INFORMATION

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

FEDDERS CORPORATION

By /s/  Michael Giordano
-----------------------------
Executive Vice President,
Finance and Administration
and Chief Financial Officer

Signing both in his capacity as
Executive Vice President,
Finance and Administration
and Chief Financial Officer
and on behalf of the registrant.

April 14, 2003

                                 CERTIFICATIONS

I, Sal Giordano, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Fedders Corporation;

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

Date: April 14, 2003

/s/ Sal Giordano, Jr.
-----------------------------
Sal Giordano, Jr.
Chief Executive Officer

                                 CERTIFICATIONS

I, Michael Giordano, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Fedders Corporation;

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

Date: April 14, 2003

/s/ Michael Giordano
-----------------------------
Michael Giordano
Chief Financial Officer