Form 10-Q
period 2003-02-28
FEDDERS CORP /DE
filed 2003-04-14
CIK 744106

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period ended February 28, 2003 or

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

                            Yes  [X]            No [  ]

The registrant has outstanding 27,142,340 shares of Common Stock and 2,493,046 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of March 31, 2003.

                               FEDDERS CORPORATION

                                      INDEX

                                                                                            PAGE NUMBER
                                                                                            -----------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Operations and Comprehensive Income (Loss)
           Three months and Six months ended February 28, 2003 and
            February 28, 2002 (as restated).................................................        3
           Consolidated Balance Sheets as of February 28, 2003, August 31, 2002
           and February 28, 2002 (as restated)..............................................      4-5
           Consolidated Statements of Cash Flows -  Six months ended
           February 28, 2003 and February 28, 2002 (as restated)............................        6
           Notes to Consolidated Financial Statements.......................................     7-24
Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition...............................................   25-26
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................      27
Item 4.    Controls and Procedures..........................................................      27

PART II    OTHER INFORMATION

Item 1.    Submission of Matters to a Vote of Security Holders..............................      27


Item 6.    Exhibits and Reports on Form 8-K.................................................      27
           SIGNATURE........................................................................      28
           CERTIFICATIONS...................................................................   29-31

                                                    PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FEDDERS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  FEBRUARY 28,                     FEBRUARY 28,
                                            2003            2002             2003             2002
                                            ----            ----             ----             ----
                                                        (AS RESTATED,                     (AS RESTATED,
                                                         SEE NOTE 11)                      SEE NOTE 11)

Net sales .........................       $ 71,496        $  73,081        $ 110,659        $ 111,178
                                          --------        ---------        ---------        ---------
Cost of sales .....................         56,573           56,889           87,905           87,675
Selling, general and administrative
   expense ........................         14,417           15,974           28,785           30,887
                                          --------        ---------        ---------        ---------
                                            70,990           72,863          116,690          118,562
                                          --------        ---------        ---------        ---------
Operating income (loss) ...........            506              218           (6,031)          (7,384)
Partners' net interest in joint
 venture results ..................           (569)             499             (878)             (76)
Interest expense, net .............         (4,834)          (4,958)          (9,279)          (9,382)
Other income ......................            101              237              138              359
                                          --------        ---------        ---------        ---------
Loss before income taxes ..........         (4,796)          (4,004)         (16,050)         (16,483)
Benefit from income taxes .........         (1,560)          (1,301)          (5,216)          (5,357)
                                          --------        ---------        ---------        ---------
Net loss ..........................       $ (3,236)       $  (2,703)       $ (10,834)       $ (11,126)
Preferred stock dividends .........           (174)              --             (174)              --
                                          --------        ---------        ---------        ---------
Loss applicable to common
 stockholders .....................         (3,410)          (2,703)         (11,008)         (11,126)
Other comprehensive income (loss):
 Foreign currency translation,
 net of tax .......................            202              107              (47)              67
                                          --------        ---------        ---------        ---------
Comprehensive loss ................       $ (3,208)       $  (2,596)       $ (11,055)       $ (11,059)
                                          ========        =========        =========        =========
Basic and diluted loss per common
 share ............................       $  (0.11)       $   (0.09)       $   (0.35)       $   (0.36)
Dividends per share declared:
 New Common Stock .................       $  0.030               --        $   0.060               --
 Old Common and Class A Stock .....             --        $   0.030               --        $   0.060
 New Class B Stock ................       $  0.030               --        $   0.060               --
 Old Class B Stock ................             --        $   0.027               --        $   0.054
 Preferred Stock ..................       $  0.538               --        $   0.538               --
                                          --------        ---------        ---------        ---------

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                   (unaudited)

                                                        FEBRUARY 28,    AUGUST 31,    FEBRUARY 28,
                                                           2003           2002            2002
                                                           ----           ----            ----
                                                                                      (AS RESTATED,
                                                                                       SEE NOTE 11)
                       ASSETS
Current assets:
  Cash and cash equivalents ......................       $ 12,092       $ 67,379       $  9,220
  Accounts receivable (net of allowance of $2,219,
    $2,613 and $2,686 at February 28, 2003,
    August 31, 2002 and February 28, 2002,
    respectively) ................................         66,401         31,768         60,549
  Inventories:
   Finished goods ................................         85,327         25,364         86,906
   Work-in-process ...............................          3,913          3,042          3,968
   Raw materials and supplies ....................         32,256         20,174         24,297
                                                         --------       --------       --------
  Net inventories ................................        121,496         48,580        115,171
  Deferred income taxes ..........................          5,569          5,620          8,817
  Assets held for sale ...........................          8,249             --             --
  Other current assets ...........................         18,027         13,564          8,599
                                                         --------       --------       --------
Total current assets .............................        231,834        166,911        202,356
Net property, plant and equipment:
  Land and improvements ..........................          3,794          3,770          3,793
  Buildings and leasehold improvements ...........         27,104         40,246         39,657
  Machinery and equipment ........................        100,920         98,271        108,840
                                                         --------       --------       --------
  Gross property, plant and equipment ............        131,818        142,287        152,290
  Less accumulated depreciation ..................         73,960         75,441         79,528
                                                         --------       --------       --------
Net property, plant and equipment ................         57,858         66,846         72,762
Deferred income taxes ............................          2,867          2,867          6,510
Goodwill .........................................         90,536         90,536         91,906
Other intangible assets ..........................          1,495          1,556          1,709
Other assets .....................................         34,576         37,412         31,728
                                                         --------       --------       --------
Total assets .....................................       $419,166       $366,128       $406,971
                                                         ========       ========       ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except par value)
                                   (unaudited)

                                                                      FEBRUARY 28,       AUGUST 31,      FEBRUARY 28,
                                                                         2003              2002              2002
                                                                         ----              ----              ----

                                                                                                         (AS RESTATED,
                                                                                                          SEE NOTE 11)
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes ..............................................       $  62,336        $   9,829        $  61,088
 Current portion of long-term debt .............................           3,151            3,362            3,346
 Accounts payable ..............................................          69,727           41,888           55,741
 Income taxes payable ..........................................             984            5,955            5,053
 Accrued expenses ..............................................          30,041           37,099           29,726
                                                                       ---------        ---------        ---------
Total current liabilities ......................................         166,239           98,133          154,954
Long-term debt .................................................         162,369          163,769          165,310
Other long-term liabilities ....................................          21,733           22,225           22,874
Partners' net interest in joint venture ........................           4,300            4,183            4,012
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized, 324, none and none issued at February 28, 2003,
 August 31, 2002 and February 28, 2002, respectively ...........               3               --               --
New Common Stock, $0.01 par value, 70,000
 shares authorized, 38,249, 38,249 and none issued at
 February 28, 2003 August 31, 2002 and
 February 28, 2002, respectively ...............................             382              382               --
Old Common Stock, $1 par value, 80,000 shares
 authorized, none, none and 16,135 issued at
 February 28, 2003, August 31, 2002 and
 February 28, 2002, respectively ...............................              --               --           16,135
Class A Stock, $1 par value, 60,000 shares authorized,
 none, none and 20,298 issued at February 28, 2003,
 August 31, 2002 and February 28, 2002, respectively ...........              --               --           20,298
New Class B Stock, $0.01 par value, 5,000 shares
 authorized, 2,493, 2,493 and none issued at February 28, 2003,
 August 31, 2002 and February 28, 2002,
 respectively ..................................................              25               25               --
Old Class B Stock, $1 par value, 7,500 shares authorized,
 none, none and 2,266 issued at February 28, 2003,
 August 31,2002 and February 28, 2002, respectively ............              --               --            2,266
Additional paid-in capital .....................................          68,384           68,870           30,702
Retained earnings ..............................................          34,669           47,551           30,357
Accumulated other comprehensive loss ...........................          (1,358)          (1,312)          (2,098)
                                                                       ---------        ---------        ---------
                                                                         102,105          115,516           97,660
Treasury stock, at cost, 10,474 and 8,158 shares of New Common
  Stock at February 28, 2003 and August 31, 2002,and 7,908
  shares of Old Common and Class A Stock at February 28, 2002 ..         (37,345)         (37,322)         (37,322)
Deferred compensation ..........................................            (235)            (376)            (517)
                                                                       ---------        ---------        ---------
Total stockholders' equity .....................................          64,525           77,818           59,821
                                                                       ---------        ---------        ---------
Total liabilities and stockholders' equity .....................       $ 419,166        $ 366,128        $ 406,971
                                                                       =========        =========        =========


See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                        FEBRUARY 28,

                                                                                    2003            2002
                                                                                    ----            ----
                                                                                                  (AS RESTATED,
                                                                                                  SEE NOTE 11)
Cash flows from operating activities:
Net loss ..................................................................       $(10,834)       $(11,126)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................          4,764           7,230
  Deferred income taxes ...................................................         (5,216)            (84)
  Stock option repricing income ...........................................             --            (339)
  Partners' net interest in joint venture results .........................            878              76
Changes in operating assets and liabilities:

  Accounts receivable .....................................................        (34,633)        (35,846)
  Inventories .............................................................        (72,916)        (41,463)
  Other current assets ....................................................         (4,412)         (1,852)
  Other assets ............................................................          2,085          (3,792)
  Accounts payable ........................................................         27,839          15,052
  Accrued expenses ........................................................         (7,162)         (9,865)
  Income taxes payable ....................................................            245          (1,274)
  Other long-term liabilities .............................................           (492)            364
  Other -- net ............................................................            270            (218)
                                                                                  --------        --------
Net cash used in operating activities .....................................        (99,584)        (83,137)
                                                                                  --------        --------
Cash flows from investing activities:
  Additions to property, plant and equipment ..............................         (4,164)         (2,633)
  Disposal of property, plant and equipment ...............................             15             105
  Acquisition of businesses, net of cash acquired .........................             --          (8,020)
                                                                                  --------        --------
Net cash used in investing activities .....................................         (4,149)        (10,548)
                                                                                  --------        --------
Cash flows from financing activities:
  Proceeds from short-term notes ..........................................         52,507          53,618
  Proceeds of long-term borrowings ........................................             --           2,000
  Repayments of long-term debt ............................................         (1,611)         (1,959)
  Cash dividends ..........................................................         (1,944)         (1,840)
  Preferred stock exchange offer ..........................................           (506)             --
  Other ...................................................................             --            (106)
                                                                                  --------        --------
Net cash provided by financing activities .................................         48,446          51,713
                                                                                  --------        --------
Net decrease in cash and cash equivalents .................................        (55,287)        (41,972)
Cash and cash equivalents at beginning of period ..........................         67,379          51,192
                                                                                  --------        --------
Cash and cash equivalents at end of period ................................       $ 12,092        $  9,220
                                                                                  ========        ========
Supplemental disclosure:
  Net interest paid .......................................................       $  8,076        $  8,821
  Income taxes paid .......................................................            747              76
                                                                                  ========        ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

1.    BASIS OF PRESENTATION

The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K/A for the fiscal year ended August 31, 2002. The Company's business is seasonal, and consequently, operating results for the three-month and six-month periods ending February 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2003. Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

2. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

In the fourth quarter of 2001, the Company announced a plan to restructure its existing operations, which included the transfer of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694 of charges in the fourth quarter of 2001. In the first six months of 2003, the Company expended $192, primarily for facility closing costs.

The following table displays the activity and balances of the restructuring reserve account from August 31, 2002 to February 28, 2003.

                   AUGUST 31,                                             FEBRUARY
                     2002                                                 28, 2003
                   BALANCE            ADDITIONS        DEDUCTIONS          BALANCE
                   ----------        ----------        ----------         ----------
Workforce
reductions         $      621                --        $      (35)        $      586
Facility
closing
costs                     661                --              (157)               504
Other costs               403                --                --                403
                   ----------        ----------        ----------         ----------
Total              $    1,685                --        $     (192)        $    1,493
                   ==========        ==========        ==========         ==========

The remaining balance of $1,493, which consists primarily of workforce reduction and facility closing costs, is expected to be expended during fiscal 2003 and 2004. The final amounts will be settled upon the expiration period for workers' compensation claims and completion of facility clean up and waste removal.

3. STOCKHOLDERS' EQUITY

In October 2002, the Company's Board of Directors approved a plan pursuant to which a new class of cumulative Preferred Stock would be offered to stockholders in exchange for up to 15,000,000 shares of the Company's Common Stock, with 0.14 shares of Preferred Stock being offered in exchange for every share of Common Stock. The Series A Cumulative Preferred Stock receives a cumulative annual dividend of $2.15 and has a liquidation preference of $25.00 plus the amount of any accrued and unpaid dividends. The holders of the Series A Cumulative Preferred Stock have no right to vote, except in limited circumstances. The exchange of 2,315,750 shares of Common Stock for 323,947 shares of Series A Cumulative Preferred Stock was completed on December 27, 2002 and is reflected in the Company's financial statements as of February 28, 2003. On February 14, 2003, the Company announced a new offer to exchange shares of Series A Cumulative Preferred Stock for up to 12,500,000 shares of the Company's Common Stock, with 0.14 shares of Preferred Stock being offered in exchange for every share of Common Stock. See Note 13, Subsequent Events.

4.  EARNINGS PER SHARE

In the second fiscal quarter and first six months of 2003, net loss per share was computed using the weighted average number of shares of Common and Class B Stock outstanding, which amounted to approximately 30,625,000 and 31,604,000 shares, respectively. In the second fiscal quarter and first six months of 2002, net loss per share was computed using the weighted average number of shares of Common, Class A and Class B Stock outstanding, which amounted to approximately 30,792,000 shares. Due to the net losses incurred, diluted earnings per share includes no effect from options due to their anti-dilutive effect. As a result, 4,159 and 2,005 stock options were excluded from the computation of diluted earnings per share for the three and six months ended February 28, 2003 and 2002, respectively.

5.    STOCK OPTION REPRICING

In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options, reducing the exercise price to $3.625 per share, which was the fair market value of the Class A Stock on the date of repricing. In the first quarter of fiscal 2002, the Company recorded a $339 reduction to compensation expense to reflect changes in the market price of the Company's stock. In the second quarter of fiscal 2002 and first six months of 2003, the Company did not record an adjustment to compensation expense as the market value of the Company's stock remained below the exercise price of the options.

6.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In August 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. The adoption of this statement in the first quarter of fiscal year 2003 did not have a material effect on the Company's financial position, results of operations and its cash flows.

   In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The adoption of this statement in the third quarter of fiscal year 2002 did not have a material effect on the Company's financial position, results of operations and its cash flows.

   In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 is effective for the Company for disposal activities initiated after December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of this interpretation.

7.    GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on September 1, 2002. SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements.

The major provisions of SFAS 142 and differences from APB Opinion No. 17 include
(a) no amortization of goodwill and certain other intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets.

The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS 142 are required to be applied starting with fiscal years after December 15, 2001. The Company adopted the provisions of SFAS 142 as of September 1, 2002 and was therefore required to have completed the first "step" of its goodwill impairment testing by the end of its second fiscal quarter and the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter. The Company did not identify any impairment as a result of the first "step" of goodwill impairment testing performed within its HVACR reporting segment but has identified impairment within its Engineered Products reporting segment.

The Company is required to quantify these impairments by August 31, 2003, which it is in the process of doing. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company's statements of operations as of September 1, 2002. However, no estimate can yet be made as to the outcome of these evaluations.

In addition, pursuant to SFAS 142, the Company is also no longer amortizing goodwill. Prior to adoption of SFAS 142 the Company incurred goodwill amortization expense, net of tax, of $0.5 million and $1.0 million during the three and six months ended February 28, 2002, respectively. If SFAS 142 had been applied during the prior periods, net loss, as adjusted for the exclusion of amortization expense, net of tax, would have been $2.2 million and $10.1 million for the three and six months ended February 28, 2002, respectively. Similarly, basic and diluted loss per share as adjusted for the exclusion of goodwill amortization expense, net of tax, would have been ($0.07) and ($0.33) per share for the three and six months ended February 28, 2002, respectively.

Goodwill and other intangible assets consist of the following:

                               February  28,         August 31,
                                 2003                   2002
                              ---------              ---------
Goodwill .................    $  90,536              $  90,536
                              =========              =========
Gross other amortizable
   intangibles ...........    $   2,793              $   2,787
Accumulated amortization         (1,298)                (1,231)
                              ---------              ---------
Other intangible assets ..    $   1,495              $   1,556
                              =========              =========

As of February 28, 2003 and August 31,2002, the Company had net goodwill of $70,133 and $20,403 reflected in its HVACR and Engineered Products reportable segments, respectively. Other intangible assets primarily includes a right associated with a joint venture that is being amortized over 20 years. Amortization expense for the three months ended February 28, 2003 and 2002 is $37 and $67 respectively. Amortization expense for the six months ended February 28, 2003 and 2002 is $67 and $87, respectively. Estimated amortization expense for other intangible assets will be approximately $120 for each of the next five years.

8. ASSETS HELD FOR SALE

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this statement at the beginning of its fiscal year 2003.

In connection with a restructuring of the Company's operations in 2001 (see Note
2), the Company ceased production at its Walkersville, Maryland facility, part of the Company's HVACR reportable segment. In December 2002, the Company began the process of actively marketing the sale of the Walkersville facility. The sale is expected to be completed within one year. The Company anticipates the selling price of the facility will exceed its net book value after consideration of selling expenses associated with marketing the facility for sale. At February 28, 2003, assets totaling $8,249, which consist of land, land improvements, buildings, and building improvements have been classified as Assets Held for Sale and are no longer being depreciated in accordance with SFAS 144.

The following table presents the carrying amount, by asset class, of the Assets Held for Sale.

                                                     February 28,
                                                         2003
                                                       ------
Land and land improvements                             $2,181
Building, net ...........                               4,272
Building improvements, net                              1,796
                                                       ------

Assets Held for Sale ....                              $8,249
                                                       ======


9. STOCK COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure requirements of this statement at the beginning of this fiscal quarter.

The Company accounts for its stock options issued to its employees under the recognition and measurement principles of APB Opinion 25,"Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           FEBRUARY 28,                     FEBRUARY 28,
                                                   ---------------------------       ---------------------------
                                                      2003               2002           2003             2002
                                                   ----------       ----------       ----------       ----------
Net loss applicable to common
  stockholders-as reported ..................      $   (3,410)      $   (2,703)      $  (11,008)      $  (11,126)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net
  of related tax effects ....................              90               --              179               --
                                                   ----------       ----------       ----------       ----------
Pro forma net loss ..........................      $   (3,500)      $   (2,703)      $  (11,187)      $  (11,126)
                                                   ==========       ==========       ==========       ==========
Loss per common share:
      Basic and diluted-as reported .........      $    (0.11)      $    (0.09)      $    (0.35)      $    (0.36)
      Basic and diluted-pro forma ...........      $    (0.11)      $    (0.09)      $    (0.35)      $    (0.36)

10.  INDUSTRY SEGMENTS

The Company has two reportable segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. The Company's reportable segments were determined based upon several factors, including the nature of the products provided and markets served. Each reportable segment is managed separately and includes various operating segments that have been aggregated due to similar economic characteristics.

The HVACR segment designs, manufactures and distributes window, split, multi-split, through-the-wall, portable and vertical packaged unit air conditioners and dehumidifiers. HVACR products are distributed through a variety of sales channels, including national retailers, regional retailers, wholesale distributors, catalog supply houses, private label/OEM, government direct and the Internet.

The Engineered Products segment designs, manufactures and distributes media filters, electronic filters, humidifiers, dust collectors, fan filter units, and solid-state thermoelectric heat pump modules. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

SUMMARY OF BUSINESS BY SEGMENT:

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    FEBRUARY 28,                    FEBRUARY 28,
                                              -------------------------       -------------------------
                                                2003            2002            2003            2002
                                              ---------       ---------       ---------       ---------
Net sales:
  HVACR ................................      $  61,621       $  62,937       $  91,071       $  90,982
  Engineered Products ..................          9,875          10,144          19,588          20,196
                                              ---------       ---------       ---------       ---------
  Net sales ............................      $  71,496       $  73,081       $ 110,659       $ 111,178
                                              =========       =========       =========       =========
Income (loss) before interest and taxes:

  HVACR ................................      $      40       $   1,625       $  (4,473)      $  (4,203)
  Engineered Products ..................           (253)           (496)           (216)           (686)
                                              ---------       ---------       ---------       ---------
  Segment loss before interest and taxes           (213)          1,129          (4,689)         (4,889)
  Non-allocated expenses ...............           (251)            175           2,082           2,212
  Interest expense, net.................          4,834           4,958           9,279           9,382
  Benefit for income taxes .............         (1,560)         (1,301)         (5,216)         (5,357)
                                              ---------       ---------       ---------       ---------
   Net loss ............................      $  (3,236)      $  (2,703)      $ (10,834)      $ (11,126)
                                              =========       =========       =========       =========


                         FEBRUARY 28,   AUGUST 31,   FEBRUARY 28,
                            2003          2002          2002
                          --------      --------      --------
Total assets:
HVACR ..............      $329,550      $212,931      $301,930
Engineered Products         55,858        66,173        68,597
Non-allocated assets        33,758        87,024        36,444
                          --------      --------      --------
                          $419,166      $366,128      $406,971
                          ========      ========      ========

11.  RESTATEMENT

Subsequent to the issuance of its consolidated financial statements for the year ended August 31, 2002, the Company's management determined that amounts in its unaudited quarterly financial information included intercompany profit and certain manufacturing variances that should have been eliminated. As a result, the unaudited interim financial statements as of and for the three months and six months ended February 28, 2002 have been restated from the amounts previously reported to eliminate approximately $2.8 million of intercompany profit and certain manufacturing variances included in ending inventory and to reflect the impact on cost of sales and income taxes of this adjustment. The restatement has no effect on the Company's previously reported full fiscal year results for the year ended August 31, 2002.

A summary of the significant effects of the restatement is as follows:

                                           THREE MONTHS ENDED
                                            FEBRUARY 28, 2002
                                        -----------------------
                                     AS PREVIOUSLY
                                        REPORTED      AS RESTATED
                                        --------       --------
Statement of Operations

  Cost of sales ..................      $ 55,741       $ 56,889
  Operating income ...............         1,366            218
  Loss before income taxes .......        (2,856)        (4,004)
  Benefit from income taxes ......          (928)        (1,301)
  Net loss .......................        (1,928)        (2,703)
  Comprehensive loss .............        (1,821)        (2,596)
  Basic and diluted loss per share         (0.06)         (0.09)


                                             SIX MONTHS ENDED
                                            FEBRUARY 28, 2002
                                        -----------------------
                                     AS PREVIOUSLY
                                        REPORTED      AS RESTATED
                                        --------       --------

Statement of Operations

  Cost of sales...................      $ 84,900       $ 87,675
  Operating loss .................        (4,609)        (7,384)
  Loss before income taxes .......       (13,708)       (16,483)
  Benefit from income taxes ......        (4,455)        (5,357)
  Net loss .......................        (9,253)       (11,126)
  Comprehensive loss .............        (9,186)       (11,059)
  Basic and diluted loss per share         (0.30)         (0.36)

                                                     FEBRUARY 28, 2002
                                                   ---------------------
                                               AS PREVIOUSLY
                                                  REPORTED      AS RESTATED
                                                   -------        -------
Balance Sheet

  Finished goods ...........................      $ 89,681      $ 86,906
  Net inventories ..........................       117,946       115,171
  Total current assets .....................       205,131       202,356
  Total assets .............................       409,746       406,971
  Income taxes payable .....................         5,955         5,053
  Total current liabilities ................       155,856       154,954
  Retained earnings ........................        32,230        30,357
  Total stockholders' equity ...............        61,694        59,821
  Total liabilities and stockholders' equity       409,746       406,971

12. GUARANTEES

In November 2002, FASB Interpretation ("FIN") 45, "Guarantor's Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was approved by the FASB. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires enhanced and additional disclosures of guarantees in interim and annual financial statements for periods ending after December 15, 2002. The Company adopted this statement at the beginning of this fiscal quarter.

Product Warranty

Fedders' products are covered by standard product warranty plans that extend from 1 to 5 years. In addition, major retailers have consumer return policies which allow consumers to return product that may be defective in lieu of field service. Upon return to the Company, these units are inspected, repaired as required, reboxed and held for future sale as factory reconditioned products. A portion of those units returned are not repairable. At the time revenue is recognized, upon shipment, measurements of those sales are reduced by estimates of the future costs associated with fulfilling warranty obligations and for the expense associated with repairing or scrapping defective returns.

The Company uses historical failure and defective return rates, which may or may not be indicative of future rates. Each quarter, the estimate of warranty and defective return obligations including the assumptions about estimated failure and return rates, is reevaluated.

The following table displays the activity and balances of the product warranty liability from August 31, 2002 to February 28, 2003:

                                                                SIX MONTHS ENDED
                                                               FEBRUARY 28, 2003
                                                               -----------------
Warranty balance at August 31, 2002.............                   $ 7,458
Accruals for warranties issued during the period                     4,917
Settlements made during the period .............                    (7,839)
                                                                   -------
Warranty balance at February 28, 2003...........                   $ 4,536
                                                                   =======

Loan Guarantees

Guarantees of subsidiary debt by the Parent and subsidiaries consist of the following at February 28, 2003:

(i) The Parent guarantees the obligations of Fedders North America, Inc. ("FNA") under its 9 3/8% Senior Subordinated Notes due 2007 (the "Notes"). This is a guarantee of payment of principal and interest on the Notes that arose in connection with the issuance and sale of $150 million in principal amount of the Notes. The Parent would be required to perform under the guarantee in the event FNA failed to pay principal and interest when due or to perform its obligations under the indenture pursuant to which the Notes were issued.

(ii) The Parent and various subsidiaries guarantee the obligations of certain subsidiaries under a $100 million working capital line of credit. The line of credit bears interest at Libor +2% or prime rate of the First Union Bank and expires in February 2006. The Parent and guarantor subsidiaries would be required to perform under the guarantees in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. The outstanding loan balance at February 28, 2003 is $35.4 million.

(iii) The Parent guarantees the obligations of its subsidiary, Melcor Corporation, under a $1.3 million New Jersey Economic Development Authority Economic Development Bond. The bond bears interest at the rate of 6.6% per annum and matures in July 2010. The Parent would be required to perform under the guaranty in the event that Melcor fails to pay the principal of and interest on the bond or fails to comply with the provisions of the bond agreement pursuant to which the bond was issued. The outstanding loan balance at February 28, 2003 is $1.0 million.

(iv) The Parent and Melcor Corporation guarantee the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 8.54% per annum and expires in December 2007. The Parent and Melcor Corporation would be required to perform under the guarantee in the event Eubank fails to pay rent when due or fails to comply with provisions of the lease agreement. The outstanding loan balance at February 28, 2003 is $2.5 million.

(v) The Parent and a subsidiary, NYCOR North America, Inc., guarantee the obligations of Eubank Manufacturing Enterprises, Inc., a subsidiary, under a $2 million Development Authority of Dooly County, Georgia Economic Development Bond. The bond bears interest at the floating rate of 75% of the sum of Libor plus 1.75 % per annum and matures in December 2008. The Parent and NYCOR North America would be required to perform under the guarantee in the event Eubank fails to pay the principal of and interest, when due, or fails to comply with the provisions of the bond agreement. The outstanding loan balance at February 28, 2003 is $1.7 million.

(vi) The Parent guarantees the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under a loan agreement providing for a loan of $2.0 million. The loan bears interest at the prime rate of Flag Bank and matures in February 2007. The Parent would be required to perform under the guaranty in the event Eubank fails to pay the principal and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at February 28, 2003 is $0.7 million.

(vii) The Parent guarantees the obligations of a subsidiary, Fedders Shanghai Co., Ltd. ("FSC") under a working capital line of credit totaling $2 million. The line of credit bears interest at the rate of Sibor + 1.5% per annum and matures at various dates. The Parent would be obligated to perform under the guarantee in the event that FSC fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at February 28, 2003 is $2.0 million.

(viii) The Parent guarantees the obligations of a subsidiary, Polenz GmbH ("Polenz"), under a Euro 6 million working capital line of credit. The line of credit bears interest at the rate of Libor +2.5% per annum and matures June 2004. The Parent would be obligated to perform under the guarantee in the event Polenz fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at February 28, 2003 is $0.4 million.

(ix) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Ph peso 320 million term loan. The loan bears interest at the rate of Phibor + 3% per annum and matures May 2005. The Parent would be obligated to perform under the guarantee in the event that FK fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at February 28, 2003 is $2.8 million.

The Company also provides loan guarantees to two joint ventures which are not consolidated in the Company's financial statements:

   (i) The Company guarantees up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 230 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2006. The Company would be obligated to perform under the guaranty in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. The Company's exposure under the guarantee at February 28, 2003 is $2.4 million.

   (ii) Fedders Indoor Air Quality (Suzhou) Co., Ltd., ("FIAQ"), a subsidiary of the Company, guarantees up to RMB 5 million of the obligations of Xi'an Fedders Dong Fang Air Conditioner Compressor Co., Ltd., ("FDF"), a 50%-owned joint venture of the Company, under a working capital line of credit. The line of credit bears interest at the prime rate of Bank of China and matures January 2004. FIAQ would be obligated to perform its obligations under the guaranty in the event FDF fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The Company's maximum exposure under the guarantee is $0.6 million as of February 28, 2003.

13.  SUBSEQUENT EVENTS

In February 2003, the Company announced that its Board of Directors approved a plan pursuant to which Series A Cumulative Preferred Stock will be offered to stockholders in exchange for up to 12,500,000 shares of the Company's Common Stock, with 0.14 shares of Preferred Stock being offered in exchange for every share of Common Stock. As of March 18, 2003, 630,496 shares of the Company's Common Stock had been validly tendered and not withdrawn. The Company will issue a total of 88,269 shares of Series A Cumulative Preferred Stock.

On March 21, 2003,the Company entered into a joint venture with Nanjing Suning High & New Technology Industrial Park Co., Ltd. ("Suning") to manufacture split-type air conditioners in China. The Company has a 2/3 interest in the joint venture, Fedders Suning Nanjing Co., Ltd., and Suning has a 1/3 interest. The alliance includes a joint venture of Suning's air conditioning factory. This joint venture will be included within the HVACR reportable segment.



14.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Parent are the Issuer and the Guarantor, respectively, of the Senior Subordinated Notes due 2007, of which $100,000 were issued in August 1997 and $50,000 were issued in August 1999. The Parent's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA and for the Parent and its subsidiaries other than FNA, and should be read in conjunction with the consolidated financial statements of the Company.

The unaudited interim financial statements for FNA for the three months and six months ended February 28, 2002 have been restated from the amounts previously reported to eliminate approximately $2.8 million of intercompany profit and certain manufacturing variances included in ending inventory and to reflect the impact on cost of sales and income taxes of this adjustment. See Note 11.

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME(LOSS)

                                                FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003
                                   ---------------------------------------------------------------------
                                   FEDDERS
                                    NORTH          OTHER                       ELIMINATING      FEDDERS
                                   AMERICA        FEDDERS       CORPORATE        ENTRIES      CORPORATION
                                   --------       --------       --------       --------       --------
Net sales ...................      $ 54,437       $ 20,529             --       $ (3,470)      $ 71,496
Cost of sales ...............        44,430         15,613             --         (3,470)        56,573
Selling, general and
administrative
   Expense (a,c) ............         7,418          6,999             --             --         14,417
                                   --------       --------       --------       --------       --------
Operating income (loss) .....         2,589         (2,083)            --             --            506
Partners' net interest in
   joint venture results ....            --           (569)            --             --           (569)
Equity loss in investment ...      $     --             --       $ (3,019)         3,019             --
Interest expense, net (b) ...        (4,073)          (539)          (222)            --         (4,834)
Other income ................            44             57             --             --            101
                                   --------       --------       --------       --------       --------
Loss before income taxes ....        (1,440)        (3,134)        (3,241)         3,019         (4,796)
Benefit for income taxes ....          (468)        (1,087)            (5)            --         (1,560)
                                   --------       --------       --------       --------       --------
Net loss ....................          (972)        (2,047)        (3,236)         3,019         (3,236)
Preferred Stock dividends ...            --             --           (174)            --           (174)
                                   --------       --------       --------       --------       --------
Loss applicable to common
 stockholders ...............          (972)        (2,047)        (3,410)         3,019         (3,410)
Foreign currency translation,
net of tax ...................          107             95            202           (202)           202
                                   --------       --------       --------       --------       --------
Comprehensive loss ..........      $   (865)      $ (1,952)      $ (3,208)      $  2,817       $ (3,208)
                                   ========       ========       ========       ========       ========


                                               FOR THE THREE MONTHS ENDED FEBRUARY 28,  2002
                                   --------------------------------------------------------------------
                                   FEDDERS
                                    NORTH          OTHER                        ELIMINATING    FEDDERS
                                   AMERICA        FEDDERS       CORPORATE        ENTRIES      CORPORATION
                                   --------       --------       --------       --------       --------
Net sales  (f) ..............      $ 57,219       $ 19,267             --       $ (3,405)      $ 73,081
Cost of sales  (f) ..........        44,923         15,371             --         (3,405)        56,889
Selling, general and
administrative
expense (a, c) ..............         7,766          6,765       $  1,443             --         15,974
                                   --------       --------       --------       --------       --------
Operating income( loss) .....         4,530         (2,869)        (1,443)            --            218
Partners' net interest in
joint venture results .......            --            499             --             --            499
Equity loss in investment ...            --             --         (1,685)         1,685             --
Interest expense, net (b) ...        (4,283)          (609)           (66)            --         (4,958)
Other income ................           163             74             --             --            237
                                   --------       --------       --------       --------       --------
Income (loss) before income
taxes .......................           410         (2,905)        (3,194)         1,685         (4,004)
Income tax expense (benefit)            134           (944)          (491)            --         (1,301)
                                   --------       --------       --------       --------       --------
Net income (loss) ...........           276         (1,961)        (2,703)         1,685         (2,703)
Foreign currency translation,
net of tax ......................        39             68            107           (107)           107
                                   --------       --------       --------       --------       --------
Comprehensive income(loss) ..      $    315       $ (1,893)      $ (2,596)      $  1,578       $ (2,596)
                                   ========       ========       ========       ========       ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME(LOSS)

                                                FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003
                               -------------------------------------------------------------------------
                               FEDDERS
                                NORTH            OTHER                        ELIMINATING      FEDDERS
                               AMERICA          FEDDERS        CORPORATE         ENTRIES       CORPORATION
                               ---------       ---------       ---------       ---------       ---------
Net sales ...............      $  76,768       $  41,894              --       $  (8,003)      $ 110,659
Cost of sales ...........         63,362          32,546              --          (8,003)         87,905
Selling, general and
administrative
   expense (a,c) ........         15,101          13,684              --              --          28,785
                               ---------       ---------       ---------       ---------       ---------
Operating  loss .........         (1,695)         (4,336)                                         (6,031)
Partners' net interest in
   joint venture results              --            (878)             --              --            (878)
Equity loss in investment             --              --       $ (10,500)         10,500              --
Interest expense, net (b)         (7,875)         (1,037)           (367)             --          (9,279)
Other income (expense) ..            257            (119)             --              --             138
                               ---------       ---------       ---------       ---------       ---------
Loss before income taxes          (9,313)         (6,370)        (10,867)         10,500         (16,050)
Benefit for income taxes          (3,114)         (2,069)            (33)             --          (5,216)
                               ---------       ---------       ---------       ---------       ---------
Net loss ................         (6,199)         (4,301)        (10,834)         10,500         (10,834)
Preferred Stock dividends             --              --            (174)             --            (174)
                               ---------       ---------       ---------       ---------       ---------
Loss applicable to common
 Stockholders ...........         (6,199)         (4,301)        (11,008)         10,500         (11,008)
Foreign currency
translation, net
   of tax ...............             87            (134)            (47)             47             (47)
                               ---------       ---------       ---------       ---------       ---------
Comprehensive loss ......      $  (6,112)      $  (4,435)      $ (11,055)      $  10,547       $ (11,055)
                               =========       =========       =========       =========       =========

                                                FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
                                   -------------------------------------------------------------------------
                                   FEDDERS
                                    NORTH           OTHER                         ELIMINATING      FEDDERS
                                   AMERICA          FEDDERS        CORPORATE        ENTRIES       CORPORATION
                                   ---------       ---------       ---------       ---------       ---------
Net sales  (f) ..............      $  77,246       $  41,643              --       $  (7,711)      $ 111,178
Cost of sales  (f) ..........         62,942          32,444              --          (7,711)         87,675
Selling, general and
administrative
expense (a,c) ...............         16,010          13,011       $   1,866              --          30,887
                                   ---------       ---------       ---------       ---------       ---------
Operating loss ..............         (1,706)         (3,812)         (1,866)             --          (7,384)
Partners' net interest in
joint venture results .......             --             (76)             --              --             (76)
Equity loss in investment ...             --              --          (9,863)          9,863              --
Interest expense, net(b) ....         (8,123)         (1,254)             (5)             --          (9,382)
Other income ................            201             158              --              --             359
                                   ---------       ---------       ---------       ---------       ---------
Loss before income taxes ....         (9,628)         (4,984)        (11,734)          9,863         (16,483)
Benefit for income taxes ....         (3,129)         (1,620)           (608)             --          (5,357)
                                   ---------       ---------       ---------       ---------       ---------
Net loss ....................         (6,499)         (3,364)        (11,126)          9,863         (11,126)
Foreign currency translation,
net
of tax ......................             47              20              67             (67)             67
                                   ---------       ---------       ---------       ---------       ---------
Comprehensive loss ..........      $  (6,452)      $  (3,344)      $ (11,059)      $   9,796       $ (11,059)
                                   =========       =========       =========       =========       =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                      AS OF FEBRUARY 28, 2003
                                            -------------------------------------------------------------------------
                                            FEDDERS
                                             NORTH           OTHER                         ELIMINATING       FEDDERS
                                            AMERICA         FEDDERS         CORPORATE        ENTRIES       CORPORATION
                                            ---------       ---------       ---------       ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents .........      $   3,268       $   8,824              --              --       $  12,092
   Net accounts receivable ...........         53,387          13,014              --              --          66,401
   Net inventories ...................         91,642          29,854              --              --         121,496
   Assets held for sale ..............          8,249              --              --              --           8,249
   Other current assets ..............          7,755           9,997       $  12,867       $  (7,023)         23,596
                                            ---------       ---------       ---------       ---------       ---------
Total current assets .................        164,301          61,689          12,867          (7,023)        231,834
Investments in subsidiaries ..........             --              --          10,677         (10,677)             --
Net property, plant and equipment ....         36,030          21,039             789              --          57,858
Goodwill .............................         64,791          25,745              --              --          90,536
Other intangible assets ..............            284           1,211              --              --           1,495
Other assets .........................          7,309           4,305          25,829              --          37,443
                                            ---------       ---------       ---------       ---------       ---------
Total assets .........................      $ 272,715       $ 113,989       $  50,162       $ (17,700)      $ 419,166
                                            =========       =========       =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ..................      $  49,020       $  13,316              --              --       $  62,336
   Current portion of long-term debt .            510           2,625       $      16              --           3,151
   Accounts and income taxes payable .         43,355          24,508           2,848              --          70,711
   Accrued expenses ..................         16,048           8,308           5,685              --          30,041
                                            ---------       ---------       ---------       ---------       ---------
Total current liabilities ............        108,933          48,757           8,549              --         166,239
Long-term debt .......................        153,420           8,890              59              --         162,369
Other long-term liabilities ..........          1,720          11,583          19,753       $  (7,023)         26,033
Net due to (from) affiliates .........        (15,833)         58,557         (42,724)             --              --
Stockholders' equity:
   Preferred Stock ...................             --              --               3              --               3
   Common and Class B Stock ..........              5              --             407              (5)            407
   Additional paid-in capital ........         21,492          25,082          68,384         (46,574)         68,384
   Retained earnings (deficit) .......          2,879         (37,423)         34,669          34,544          34,669
   Deferred compensation
      and treasury stock .............             --              --         (37,580)             --         (37,580)
   Accumulated other
      comprehensive income(loss) .....             99          (1,457)         (1,358)          1,358          (1,358)
                                            ---------       ---------       ---------       ---------       ---------
Total stockholders' equity ...........         24,475         (13,798)         64,525         (10,677)         64,525
                                            ---------       ---------       ---------       ---------       ---------
Total liabilities and
   stockholders' equity ..............      $ 272,715       $ 113,989       $  50,162       $ (17,700)      $ 419,166
                                            =========       =========       =========       =========       =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                     AS OF AUGUST 31, 2002
                                            ------------------------------------------------------------------------
                                             FEDDERS
                                              NORTH          OTHER                       ELIMINATING        FEDDERS
                                             AMERICA       FEDDERS         CORPORATE        ENTRIES       CORPORATION
                                            ---------      ---------       ---------       ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents .........      $  64,166      $   3,213              --              --       $  67,379
   Net accounts receivable ...........         16,610         15,158              --              --          31,768
   Net inventories ...................         27,633         20,947              --              --          48,580
   Other current assets ..............          5,924          7,806       $  12,477       $  (7,023)         19,184
                                            ---------      ---------       ---------       ---------       ---------
Total current assets .................        114,333         47,124          12,477          (7,023)        166,911
Investments in subsidiaries ..........             --             --          20,583         (20,583)             --
Net property, plant and equipment ....         44,916         21,090             840              --          66,846
Goodwill .............................         64,791         25,745              --              --          90,536
Other intangible assets ..............            316          1,240              --              --           1,556
Other assets .........................          7,943          6,349          25,987              --          40,279
                                            ---------      ---------       ---------       ---------       ---------
Total assets .........................      $ 232,299      $ 101,548       $  59,887       $ (27,606)      $ 366,128
                                            =========      =========       =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ..................      $   2,432      $   7,397              --              --       $   9,829
   Current portion of long-term debt .            593          2,662       $     107              --           3,362
   Accounts and income taxes payable .         22,562         16,260           9,021              --          47,843
  Accrued expenses ...................         20,879         10,295           5,925              --          37,099
                                            ---------      ---------       ---------       ---------       ---------
Total current liabilities ............         46,466         36,614          15,053              --          98,133
Long-term debt .......................        153,624         10,129              16              --         163,769
Other long-term liabilities ..........          1,822         11,466          20,143       $  (7,023)         26,408
Net due to (from) affiliates .........             --         53,143         (53,143)             --              --
Stockholders' equity:
   Common and Class B Stock ..........              5             --             407              (5)            407
   Additional paid-in capital ........         21,292         24,642          68,870         (45,934)         68,870
   Retained earnings (deficit) .......          9,078        (33,122)         47,551          24,044          47,551
   Deferred compensation
      And treasury stock .............             --             --         (37,698)             --         (37,698)
   Accumulated other
      comprehensive income(loss) .....             12         (1,324)         (1,312)          1,312          (1,312)
                                            ---------      ---------       ---------       ---------       ---------
Total stockholders' equity ...........         30,387         (9,804)         77,818         (20,583)         77,818
                                            ---------      ---------       ---------       ---------       ---------
Total liabilities and
   stockholders' equity ..............      $ 232,299      $ 101,548       $  59,887       $ (27,606)      $ 366,128
                                            =========      =========       =========       =========       =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                  AS OF FEBRUARY 28, 2002
                                            -------------------------------------------------------------------------
                                            FEDDERS
                                              NORTH           OTHER                       ELIMINATING        FEDDERS
                                             AMERICA         FEDDERS        CORPORATE       ENTRIES        CORPORATION
                                            ---------       ---------       ---------       ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents .........      $   2,441       $   6,410       $     369              --       $   9,220
   Net accounts receivable ...........         47,167          13,382              --              --          60,549
   Net inventories ...................         86,962          28,209              --              --         115,171
   Other current assets ..............          3,339           5,025           9,052              --          17,416
                                            ---------       ---------       ---------       ---------       ---------
Total current assets .................        139,909          53,026           9,421              --         202,356
Investments in subsidiaries ..........             --              --           7,586       $  (7,586)             --
Net property, plant and equipment ....         51,631          20,168             963              --          72,762
Goodwill .............................         65,758          26,148              --              --          91,906
Other intangible assets ..............            577           1,132              --              --           1,709
Other assets .........................          3,737           5,766          35,758          (7,023)         38,238
                                            ---------       ---------       ---------       ---------       ---------
Total assets .........................      $ 261,612       $ 106,240       $  53,728       $ (14,609)      $ 406,971
                                            =========       =========       =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ..................      $  53,950       $   7,138              --              --       $  61,088
   Current portion of long-term debt .            586           2,660       $     100              --           3,346

   Accounts and income taxes payable .         17,569          35,068           8,157              --          60,794
   Accrued expenses ..................         16,207           9,225           4,294              --          29,726
                                            ---------       ---------       ---------       ---------       ---------
Total current liabilities ............         88,312          54,091          12,551              --         154,954
Long-term debt .......................        153,772          11,463              75              --         165,310
Other long-term liabilities ..........          1,913          11,404          20,592       $  (7,023)         26,886
Net due to (from) affiliates .........             --          39,311         (39,311)             --              --
Stockholders' equity:
   Common, Class A and
      Class B Stock ..................              5              --          38,699              (5)         38,699
   Additional paid-in capital ........         21,292          24,642          30,702         (45,934)         30,702
   Retained earnings (deficit) .......         (3,518)        (32,737)         30,357          36,255          30,357
   Deferred compensation
      and treasury stock .............             --              --         (37,839)             --         (37,839)
   Accumulated other
      comprehensive loss .............           (164)         (1,934)         (2,098)          2,098          (2,098)
                                            ---------       ---------       ---------       ---------       ---------
Total stockholders' equity ...........         17,615         (10,029)         59,821          (7,586)         59,821
                                            ---------       ---------       ---------       ---------       ---------
Total liabilities and
   stockholders' equity ..............      $ 261,612       $ 106,240       $  53,728       $ (14,609)      $ 406,971
                                            =========       =========       =========       =========       =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003
                                      --------------------------------------------------------------------
                                       FEDDERS
                                       NORTH          OTHER                      ELIMINATING      FEDDERS
                                       AMERICA       FEDDERS        CORPORATE      ENTRIES      CORPORATION
                                      --------       --------       --------      --------        --------
Net cash used in
   operating activities ........      $(88,625)      $ (3,140)      $ (7,819)            --      $(99,584)
                                      --------       --------       --------       --------      --------
Net additions to property, plant
and equipment ..................        (2,741)        (1,306)          (102)            --        (4,149)
                                      --------       --------       --------       --------      --------
Net cash used in
    investing activities .......        (2,741)        (1,306)          (102)            --        (4,149)
                                      --------       --------       --------       --------      --------
Proceeds from short-term notes .        46,588          5,919             --             --        52,507
Net repayments of long-term debt          (287)        (1,276)           (48)            --        (1,611)
Cash dividends .................            --             --         (1,944)            --        (1,944)
Other ..........................            --             --           (506)            --          (506)
Change in net due (from) to
affiliate ......................       (15,833)         5,414         10,419             --            --
                                      --------       --------       --------       --------      --------
Net cash provided by
   financing activities ........        30,468         10,057          7,921             --        48,446
                                      --------       --------       --------       --------      --------
Net (decrease) increase in cash
   and cash equivalents ........       (60,898)         5,611             --             --       (55,287)
Cash and cash equivalents at
   beginning of period .........        64,166          3,213             --             --        67,379
                                      --------       --------       --------       --------      --------
Cash and cash equivalents at
   end of period ...............      $  3,268       $  8,824             --             --      $ 12,092
                                      ========       ========       ========       ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                          FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
                                                                          ------------------------------------------
                                                            FEDDERS
                                                             NORTH           OTHER                        ELIMINATING      FEDDERS
                                                            AMERICA         FEDDERS         CORPORATE       ENTRIES      CORPORATION
                                                            -------         -------         ---------       -------      -----------
Net cash (used in) provided by operating activities       $  (89,479)      $   10,401       $   (4,059)          --      $  (83,137)
                                                          ----------       ----------       ----------           --      ----------
Net additions to property,  plant and equipment               (1,446)          (1,044)             (38)          --          (2,528)
Acquisition of businesses                                     (4,620)          (3,400)              --           --          (8,020)
                                                          ----------       ----------       ----------           --      ----------
Net cash used in investing activities                         (6,066)          (4,444)             (38)          --         (10,548)
                                                          ----------       ----------       ----------           --      ----------
Proceeds from short-term notes                                53,950             (332)              --           --          53,618
Net (repayments of) proceeds from long-term debt                (295)             386              (50)          --              41
Cash dividends                                                    --               --           (1,840)          --          (1,840)
Other                                                             --               --             (106)          --            (106)
Change in net due to (from) affiliate                             --           (3,812)           3,812           --              --
                                                          ----------       ----------       ----------           --      ----------
Net cash provided by (used in) financing activities           53,655           (3,758)           1,816           --          51,713
                                                          ----------       ----------       ----------           --      ----------
Net (decrease) increase in cash and cash equivalents         (41,890)           2,199           (2,281)          --         (41,972)
Cash and cash equivalents at beginning of period              44,331            4,211            2,650           --          51,192
                                                          ----------       ----------       ----------           --      ----------
Cash and cash equivalents at end of period                $    2,441       $    6,410       $      369           --      $    9,220
                                                          ==========       ==========       ==========           ==      ==========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INTERCOMPANY TRANSACTIONS:

The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $2.7 million and $3.1 million for the three months ended February 28, 2003 and 2002, respectively. Such charges to FNA amounted to approximately $5.8 million for the six months ended February 28, 2003 and 2002, respectively.

b) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note, capital lease obligations and a revolving line of credit.

c) FNA's depreciation and amortization for the three months ended February 28, 2003 and 2002 amounted to approximately $1.6 million and $2.6 million, respectively. Capital expenditures of FNA amounted to $1.1 million and $3.1 million in the three months ended February 28, 2003 and 2002, respectively.

      FNA's depreciation and amortization for the six months ended February 28, 2003 and 2002 amounted to approximately $3.2 million and $5.1 million, respectively. Capital expenditures of FNA amounted to $2.8 million and $1.4 million in the six months ended February 28, 2003 and 2002, respectively

d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

e)    The Company's stock option plans include FNA's employees.

f) Certain reclassifications have been made in the prior year to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the unaudited consolidated financial statements for the three and six months ended February 28, 2002, as described in Note 11 to the unaudited consolidated financial statements.

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.


                                                        OPERATING RESULTS AS PERCENT OF NET SALES
                                                       Three Months                     Six Months
                                                     Ended February 28               Ended February 28
                                                     -----------------               -----------------
                                                   2003            2002            2003            2002
                                                   ----            ----            ----            ----
Gross profit                                       20.9%           22.2%           20.6%           21.1%
Selling, general and administrative expense        20.2%           21.9%           26.0%           27.8%
Operating income (loss)                             0.7%            0.3%           (5.5%)          (6.6%)
Interest expense, net                               6.8%            6.8%            8.4%            8.4%
Loss before taxes                                  (6.7%)          (5.5%)         (14.5%)         (14.8%)
                                                 ========        ========        ========        ========

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 (SECOND QUARTER OF FISCAL 2003) VERSUS THE THREE MONTHS ENDED FEBRUARY 28, 2002 (SECOND QUARTER OF FISCAL 2002)

Net sales in the second quarter of fiscal 2003 were $71.5 million compared to $73.1 million in the second quarter of fiscal 2002. HVACR sales were $61.6 million for the second quarter of fiscal 2003 compared to $62.9 million in the second quarter of fiscal 2002. The sales decline in the HVACR segment in the quarter was due primarily to the timing of shipments to major customers in North America. Sales in the quarter were also affected by a decline in sales in the Engineered Products segment to $9.9 million compared to $10.1 million in the prior-year period. The sales decline was the result of continued weak demand in the capital equipment market for commercial and industrial air filtration products.

The gross profit margin in the second quarter of fiscal 2003 was 20.9% compared to 22.2% in the second quarter of fiscal 2002. The decline in the gross profit percentage was primarily the result of a decrease in sales of higher margin sales by Engineered Products and start-up costs associated with the transfer of production to Asia.

Selling, general and administrative ("S,G&A") expenses in the second quarter of fiscal 2003 were $14.4 million compared to $16.0 million in the prior-year period. The decline in S,G&A expense related to ceasing amortization of goodwill as of September 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and the gain on the sale of the Company's interest in an airplane.

Operating income in the second quarter of fiscal 2003 was $0.5 million versus $0.2 million in the prior-year period, reflecting the lower S,G&A expense for the period.

Net interest expense decreased slightly in the second fiscal quarter of 2003 to $4.8 million versus $5.0 million in the prior period.

The net loss applicable to common stockholders for the second quarter of fiscal 2003 was $3.4 million, or 11 cents per diluted share, compared to a net loss in the second quarter of fiscal 2002 of $2.7 million, or 9 cents per diluted share.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 (SIX MONTHS OF FISCAL 2003) VERSUS THE SIX MONTHS ENDED FEBRUARY 28, 2002 (SIX MONTHS OF FISCAL 2002)

In the six months of fiscal 2003, sales were $110.7 million, a 0.5% decrease from sales of $111.2 million in the comparable fiscal 2002 period. HVACR sales of $91.1 million were essentially flat with the prior-year sales of $91.0 million. In the Engineered Products segment, sales of $19.6 million were 3% lower than prior-year sales of $20.2 million. The sales decline was the result of continued weak demand in the capital equipment market for commercial and industrial air filtration products.

Gross profit margins declined to 20.6% from 21.1% in the prior-year period due to a decrease in sales of higher margin sales by Engineered Products and start-up costs associated with the transfer of production to Asia.

S,G&A expenses in the first six months of fiscal 2003 were $28.8 million compared to $30.9 million in the prior year period. The decline in S,G&A expense related to ceasing amortization of goodwill as of September 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and the gain on the sale of the Company's interest in an airplane.

The operating loss for the six months of fiscal 2003 was $6.0 million versus $7.4 million in the prior-year period, reflecting the impact of lower sales for the period.

Net interest expense declined slightly for the six months of fiscal 2003 to $9.3 million versus $9.4 million in the prior period.

The Company normally reports a loss in the first half of the fiscal year due to the seasonality of its business. The net loss applicable to common stockholders for year-to-date fiscal 2003 was $11.0 million, or 35 cents per diluted share, compared to a net loss in the fiscal 2002 period of $11.1 million, or 36 cents per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $12.1 million at February 28, 2003 compared to $9.2 million at the end of February 2002.

Net cash used in operations for the six months ended February 28, 2003 amounted to $99.6 million, compared to $83.1 million in the prior-year period. A build-up in inventory to support seasonal requirements was the main use of cash during the period. Net inventories at the end of the second quarter were $121.5 million compared to $48.6 million at the beginning of the fiscal year and $115.2 million at the end of the second quarter in the last fiscal year.

Net cash used in investing activities for the six months of fiscal 2003 was $4.1 million versus $10.5 million in the prior-year period. Capital expenditures for the six-month period ended February 28, 2003 were $4.2 million compared to $2.6 million during the same period in fiscal 2002. Cash used for acquisitions of businesses, net of cash acquired, during the six months ended February 28, 2003 was nil versus $8.0 million in the prior year.

Net cash provided by financing activities for the six months of fiscal 2003 was $48.4 million, which consisted primarily of $52.5 million in short-term borrowings offset by $1.9 million of cash dividends and $1.6 million in repayments of long-term debt. On February 1, 2003 the Company amended its $100 million revolving credit facility to extend its terms to February 1, 2006.

The Company declared quarterly dividends of 3.0 cents on each share of outstanding Class B and Common Stock and 53.8 cents on each share of outstanding Preferred Stock in the second quarter of fiscal 2003. The Company declared quarterly dividends of 3.0 cents on each share of outstanding Class A and Common Stock and 2.7 cents on each share of outstanding Class B Stock in the second quarter of fiscal 2002.

Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations for at least the next twelve months and its long-term credit requirements.

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

PART II     OTHER INFORMATION

ITEM 1.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Company held its Annual Meeting of Stockholders on January 28, 2003.

(b) Messrs. Sal Giordano, Jr., William J. Brennan, David C. Chang, Michael L. Ducker, Joseph Giordano, C. A. Keen, Howard S. Modlin, S. A. Muscarnera and Anthony E. Puleo, constituting all of the Company's directors, were elected directors for a term of one year. The vote tabulation was as follows:

                                             Votes For     Votes Withheld
                                             ---------     --------------
                  Sal Giordano, Jr.          23,146,459       1,662,897
                  William J. Brennan         23,169,763       1,639,593
                  David C. Chang             22,863,970       1,945,386
                  Michael L. Ducker          22,864,210       1,945,146
                  Joseph Giordano            23,153,560       1,655,796
                  C. A. Keen                 23,149,895       1,659,461
                  Howard S. Modlin           22,861,337       1,948,019
                  S. A. Muscarnera           23,141,716       1,667,640
                  Anthony J. Puleo           22,865,023       1,944,333

(c) In addition to electing directors, stockholders ratified the appointment of Deloitte & Touche, LLP as the Company's independent auditors by a vote of 26,955,682 shares for and 289,835 shares against, with 53,145 shares abstaining.

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