Form 10-Q
period 2003-05-31
FEDDERS CORP /DE
filed 2003-07-15
CIK 744106

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period ended May 31, 2003 or

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

                                 Yes [X] No [ ]

The registrant has outstanding 27,142,233 shares of Common Stock and 2,493,046 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of June 30, 2003.

                               FEDDERS CORPORATION

                                      INDEX

                                                                                             PAGE NUMBER
                                                                                             -----------
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements
            Consolidated Statements of Operations and Comprehensive Income for
               the three months and nine months ended May 31, 2003 and May 31, 2002
               (as restated)............................................................            3
            Consolidated Balance Sheets as of May 31, 2003, August 31, 2002
               and May 31, 2002 (as restated)...........................................          4-5
            Consolidated Statements of Cash Flows for the nine months ended
               May 31, 2003 and May 31, 2002 (as restated)..............................            6
            Notes to Consolidated Financial Statements..................................         7-22
Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition..........................................        22-24
Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................           24
Item 4.     Controls and Procedures.....................................................           24
PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K............................................           25
            SIGNATURE...................................................................           26
            CERTIFICATIONS..............................................................        27-30

                                                    PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FEDDERS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     MAY 31,                         MAY 31,
                                        -------------------------------   ----------------------------
                                              2003            2002             2003            2002
                                        ---------------   -------------   --------------   -------------
                                                          (AS RESTATED,                    (AS RESTATED,
                                                          SEE NOTE 11)                     SEE NOTE 11)
Net sales.............................  $       194,174   $     170,688   $      304,833   $     281,866
                                        ---------------   -------------   --------------   -------------
Cost of sales.........................          149,074         129,787          236,979         217,462
Selling, general and administrative
   expense............................           17,888          16,458           46,673          47,345
                                        ---------------   -------------   --------------   -------------
                                                166,962         146,245          283,652         264,807
                                        ---------------   -------------   --------------   -------------
Operating income......................           27,212          24,443           21,181          17,059
Partners' net interest in joint
 venture results......................            1,133             496              255             420
Interest expense, net.................           (5,021)         (5,032)         (14,300)        (14,414)
Other income..........................              305             288              443             647
                                        ---------------   -------------   --------------   -------------
Income before income taxes............           23,629          20,195            7,579           3,712
Provision for income taxes............            7,679           6,564            2,463           1,207
                                        ---------------   -------------   --------------   -------------
Net income............................  $        15,950   $      13,631   $        5,116   $       2,505
Preferred stock dividends.............             (222)             --             (396)             --
                                        ---------------   -------------   --------------   -------------
Net income applicable to common
 stockholders.........................           15,728          13,631            4,720           2,505
Other comprehensive income:
 Foreign currency translation,
    net of tax........................              (96)            218             (142)            285
                                        ---------------   -------------   --------------   -------------
Comprehensive income..................  $        15,632   $      13,849   $        4,578   $       2,790
                                        ===============   =============   ==============   =============
Basic and diluted net income per common
   share..............................  $          0.53   $        0.43   $         0.15   $        0.08
Dividends per share declared:
 New Common Stock.....................  $         0.030   $       0.030   $        0.090   $       0.030
 Old Common and Class A Stock.........               --              --               --   $       0.060
 New Class B Stock....................  $         0.030   $       0.030   $        0.090   $       0.030
 Old Class B Stock....................               --              --               --   $       0.054
 Preferred Stock......................  $         0.538              --   $        1.075              --

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                   (unaudited)

                                                             MAY 31,        AUGUST 31,        MAY 31,
                                                              2003             2002            2002
                                                        ---------------   --------------   -------------
                                                                                           (AS RESTATED,
                                                                                           SEE NOTE 11)
                       ASSETS
Current assets:
  Cash and cash equivalents...........................  $        39,460   $       67,379   $      15,713
  Accounts receivable (net of allowance of $2,567,
    $2,613 and $2,751 at May 31, 2003,
    August 31, 2002 and May 31, 2002,
    respectively).....................................           88,604           31,768          82,440
  Inventories:
   Finished goods.....................................           78,276           25,364          51,135
   Work-in-process....................................            3,891            3,042           3,391
   Raw materials and supplies.........................           23,768           20,174          20,650
                                                        ---------------   --------------   -------------
  Net inventories.....................................          105,935           48,580          75,176
  Deferred income taxes...............................            5,580            5,620           8,830
  Assets held for sale................................            8,249               --              --
  Other current assets................................           16,780           13,564           9,824
                                                        ---------------   --------------   -------------
Total current assets..................................          264,608          166,911         191,983
Net property, plant and equipment:
  Land and improvements...............................            1,434            3,770           3,802
  Buildings and leasehold improvements................           29,221           40,246          39,722
  Machinery and equipment.............................          102,624           98,271         108,860
                                                        ---------------   --------------   -------------
  Gross property, plant and equipment.................          133,279          142,287         152,384
  Less accumulated depreciation.......................           75,547           75,441          80,055
                                                        ---------------   --------------   -------------
Net property, plant and equipment.....................           57,732           66,846          72,329
Deferred income taxes.................................            2,867            2,867           6,510
Goodwill..............................................           90,536           90,536          91,244
Other intangible assets...............................            1,458            1,556           1,844
Other assets..........................................           35,576           37,412          33,763
                                                        ---------------   --------------   -------------
Total assets..........................................  $       452,777   $      366,128   $     397,673
                                                        ===============   ==============   =============

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except par value)
                                   (unaudited)

                                                                              MAY 31,       AUGUST 31,       MAY 31,
                                                                               2003            2002           2002
                                                                          --------------   ------------   -------------
                                                                                                          (AS RESTATED,
                                                                                                           SEE NOTE 11)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes.....................................................    $       22,743   $      9,829   $       8,591
 Current portion of long-term debt....................................             3,447          3,362           3,381
 Accounts payable.....................................................            97,952         41,888          61,236
 Income taxes payable.................................................             9,028          5,955           8,610
 Accrued expenses.....................................................            55,565         37,099          51,563
                                                                          --------------   ------------   -------------
Total current liabilities.............................................           188,735         98,133         133,381
Long-term debt........................................................           161,013        163,769         164,582
Other long-term liabilities...........................................            18,820         22,225          22,632
Partners' net interest in joint venture...............................             5,058          4,183           4,517
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized, 413, none and none issued at May 31, 2003,
 August 31, 2002 and May 31, 2002, respectively.......................                 4             --              --
New Common Stock, $0.01 par value, 70,000
 shares authorized, 35,301, 38,249 and 38,047 issued at May 31, 2003,
 August 31, 2002 and May 31, 2002,
 respectively.........................................................               353            382             380
New Class B Stock, $0.01 par value, 5,000 shares
 authorized, 2,493 issued at May 31, 2003,
 August 31, 2002 and May 31, 2002, respectively.......................                25             25              25
Additional paid-in capital............................................            68,197         68,870          68,789
Retained earnings.....................................................            49,513         47,551          43,016
Accumulated other comprehensive loss..................................            (1,454)        (1,312)         (1,880)
                                                                          --------------   ------------   -------------
                                                                                 116,638        115,516         110,330
Treasury stock, at cost, 8,158 shares of New Common Stock at May 31,
 2003, August 31,2002 and May 31,
 2002, respectively...................................................           (37,322)       (37,322)        (37,322)
Deferred compensation.................................................              (165)          (376)           (447)
                                                                          --------------   ------------   -------------
Total stockholders' equity............................................            79,151         77,818          72,561
                                                                          --------------   ------------   -------------
Total liabilities and stockholders' equity............................    $      452,777   $    366,128   $     397,673
                                                                          ==============   ============   =============

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                          MAY 31,
                                                                                   2003           2002
                                                                                -----------   ------------
                                                                                              (AS RESTATED,
                                                                                              SEE NOTE 11)
Cash flows from operating activities:
Net income...................................................................   $     5,116   $      2,505
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization..............................................         7,254         10,572
  Deferred income taxes......................................................            40            (97)
  Stock option repricing.....................................................            --           (339)
  Partners' net interest in joint venture results............................          (255)          (420)
Changes in operating assets and liabilities:
  Accounts receivable........................................................       (56,836)       (57,627)
  Inventories................................................................       (57,355)        (1,232)
  Other current assets.......................................................        (3,216)        (3,077)
  Other assets...............................................................         4,176         (4,930)
  Accounts payable...........................................................        56,064         19,758
  Accrued expenses...........................................................        18,332         11,990
  Income taxes payable.......................................................         3,073          2,846
  Other long-term liabilities................................................        (3,405)           122
  Other - net................................................................           (27)            --
                                                                                -----------   ------------
Net cash used in operating activities........................................       (27,039)       (19,929)
                                                                                -----------   ------------
Cash flows from investing activities:
  Additions to property, plant and equipment.................................        (6,611)        (4,557)
  Disposal of property, plant and equipment..................................           539            150
  Acquisition of businesses, net of cash acquired............................        (1,333)        (8,211)
                                                                                -----------   ------------
Net cash used in investing activities........................................        (7,405)       (12,618)
                                                                                -----------   ------------
Cash flows from financing activities:
  Proceeds from short-term notes.............................................        12,914          1,000
  Proceeds of long-term borrowings...........................................            --          2,000
  Repayments of long-term debt...............................................        (2,671)        (2,863)
  Cash dividends.............................................................        (3,020)        (2,756)
  Preferred stock exchange offer.............................................          (698)            --
  Other......................................................................            --           (313)
                                                                                -----------   ------------
Net cash provided by (used in) financing activities..........................         6,525         (2,932)
                                                                                -----------   ------------
Net decrease in cash and cash equivalents....................................       (27,919)       (35,479)
Cash and cash equivalents at beginning of period.............................        67,379         51,192
                                                                                -----------   ------------
Cash and cash equivalents at end of period...................................   $    39,460   $     15,713
                                                                                ===========   ============
Supplemental disclosure:
  Interest paid..............................................................   $    10,668   $      9,487
  Income taxes paid..........................................................           714            381
                                                                                ===========   ============

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

1. BASIS OF PRESENTATION

The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K/A for the fiscal year ended August 31, 2002. The Company's business is seasonal, and consequently, operating results for the three-month and nine-month periods ended May 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2003. Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation.

2. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

In the fourth quarter of 2001, the Company announced a plan to restructure its existing operations, which included the transfer of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed-asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694 of charges in the fourth quarter of 2001. In the first nine months of 2003, the Company expended $326, primarily for facility closing costs.

The following table displays the activity and balances of the restructuring reserve account from August 31, 2002 to May 31, 2003.

                                          AUGUST 31,                                           MAY 31,
                                             2002                                               2003
                                           BALANCE         ADDITIONS        DEDUCTIONS         BALANCE
                                        --------------   --------------   --------------   ---------------
Workforce reductions                    $          621               --   $           35   $           586
Facility closing costs                             661               --              163               498
Other costs                                        403               --              128               275
                                        --------------   --------------   --------------   ---------------
          Total                         $        1,685               --   $          326   $         1,359
                                        ==============   ==============   ==============   ===============

The remaining balance of $1,359, which consists primarily of workforce reduction and facility closing costs, is expected to be expended during fiscal 2003 and 2004. The final amounts will be settled upon the expiration period for workers' compensation claims and completion of facility clean up and waste removal.

3. STOCKHOLDERS' EQUITY

On May 16, 2003, the Company's Board of Directors authorized the distribution of transferable rights to the Company's Common and Class B stockholders. Stockholders will receive one right to purchase one share of the Company's Series A Cumulative Preferred Stock for every ten shares of Common Stock and Class B Stock. The subscription rights are expected to trade on the NYSE under the symbol "FJC.RT". As of May 31, 2003, the subscription price per share has not been established. See Note 13.

In October 2002, the Company's Board of Directors approved a plan pursuant to which a new class of cumulative Preferred Stock would be offered to stockholders in exchange for up to 15,000,000 shares of the Company's Common Stock, with 0.14 shares of Preferred Stock being offered in exchange for every share of Common Stock. The Series A Cumulative Preferred Stock receives a cumulative annual dividend of $2.15 and has a liquidation preference of $25.00 plus the amount of any accrued and unpaid dividends. The holders of the Series A Cumulative Preferred Stock have no right to vote, except in limited circumstances. The exchange of 2,315,750 shares of Common Stock for 323,947 shares of Series A Cumulative Preferred Stock was completed on December 27, 2002.


On February 14, 2003, the Company announced an exchange offer to exchange shares of Series A Cumulative Preferred Stock for up to 12,500,000 shares of the Company's Common Stock, with 0.14 shares of Preferred Stock being offered in exchange for every share of Common Stock. The exchange of 633,082 shares of Common Stock for 88,276 shares of Series A Cumulative Preferred Stock was completed on March 18, 2003.

On March 26, 2002 the Company's stockholders approved a recapitalization plan (the "plan") which became effective the same day. Under the plan the holder of each share of Common Stock received 1.1 shares of new Common Stock, the holder of each share of Class A Stock received 1 share of new Common Stock and the holder of each share of Class B Stock received 1.1 shares of new Class B Stock. The par value of the new Common Stock and the new Class B Stock is $0.01 while the par value of the old Common and Class B Stock was $1.00. The new Common Stock and the new Class B Stock have alternating preferences with respect to payments or distributions in the event of any dissolution, liquidation or winding up of the Company. No such liquidation preference existed previously. Each share of new Class B Stock shares equally with each share of new Common Stock in payments of dividends while each share of old Class B Stock received 90% of the dividends paid to each share of old Common Stock. The new Class B Stock will automatically be converted into shares of new Common Stock if the number of outstanding shares of new Class B Stock falls below 2.5% of the aggregate number of issued and outstanding shares of new Common Stock and new Class B Stock. The old Class B Stock automatically converted into shares of old Common Stock if the number of outstanding shares of old Class B Stock fell below 5.0% of the aggregate number of issued and outstanding shares of old Common Stock and old Class B Stock.

4. EARNINGS PER SHARE

In the third fiscal quarter and first nine months of 2003, basic net income per share was computed using the weighted average number of shares of Common and Class B Stock outstanding.

As discussed in Note 3, the Company issued new Common Stock and new Class B Stock on March 26, 2002. For the third quarter and first nine months of fiscal 2002, weighted average shares outstanding are computed using the number of old Common, Class A and old Class B Stock outstanding from the beginning of the period through March 25, 2002, and the new Common and new Class B Stock outstanding from March 26, 2002 through May 31, 2002.

For the three months ended May 31, 2003 and 2002, the weighted average shares outstanding amounted to approximately 29,752,000 and 31,932,000, respectively. In the third fiscal quarter of 2003 and 2002, stock options included in computing diluted earnings per share amounted to approximately 91,000 and 10,000 shares, respectively. The weighted average number of shares outstanding for the first nine months of fiscal 2003 and 2002 amounted to approximately 30,987,000 and 31,176,000, respectively. In the first nine months of 2003 and 2002, stock options included in computing diluted earnings per share amounted to approximately 32,000 and 4,000 shares, respectively.

5. STOCK OPTION REPRICING

In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options, reducing the exercise price to $3.625 per share, which was the fair market value of the Class A Stock on the date of repricing. In the first quarter of fiscal 2002, the Company recorded a $339 reduction to compensation expense to reflect changes in the market price of the Company's stock. In the second and third quarter of fiscal 2002 and first nine months of 2003, the Company did not record an adjustment to compensation expense as the market value of the Company's stock remained below the exercise price of the options.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. The adoption of this statement in the first quarter of fiscal year 2003 did not have a material effect on the Company's financial position, results of operations and its cash flows.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The adoption of this statement in the third quarter of fiscal year 2002 did not have a material effect on the Company's financial position, results of operations and its cash flows.

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 is effective for the Company for disposal activities initiated after December 31, 2002.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that it is not reasonably probable that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of this interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, generally all provisions of this statement should be applied prospectively. The Company is in the process of evaluating the effect that adopting this statement will have on its financial position and results of operations.

    In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement changes the accounting for certain financial instruments that issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of evaluating the effect that adopting this statement will have on its financial position.

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

The major provisions of SFAS 142 and differences from APB Opinion No. 17 include
(a) no amortization of goodwill and certain other intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better-defined, "two-step" approach for testing impairment of goodwill, (d) a better-defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets.

The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS 142 are required to be applied starting with fiscal years after December 15, 2001. The Company adopted the provisions of SFAS 142 as of September 1, 2002 and was therefore required to have completed the first step of its goodwill impairment testing by the end of its second fiscal quarter and the transitional impairment testing of its other intangible assets by the end of its fiscal year. The Company did not identify any impairment as a result of the first step of goodwill impairment testing performed within its HVACR reporting segment but has identified impairment within its Engineered Products reporting segment.

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

In addition, pursuant to SFAS 142, the Company is no longer amortizing goodwill. Prior to adoption of SFAS 142, the Company incurred goodwill amortization expense, net of tax, of $0.5 million and $1.5 million during the three and nine months ended May 31, 2002, respectively. If SFAS 142 had been applied during the prior periods, net income, as adjusted for the exclusion of amortization expense, net of tax, would have been $14.1 million and $4.0 million for the three and nine months ended May 31, 2002, respectively. Similarly, basic and diluted income per share as adjusted for the exclusion of goodwill amortization expense, net of tax, would have been $0.45 and $0.14 per share for the three and nine months ended May 31, 2002, respectively.

Goodwill and other intangible assets consist of the following:

                                 MAY 31,    AUGUST 31,
                                  2003        2002
                                ---------  -----------
Goodwill....................    $  90,536  $    90,536
                                =========  ===========
Gross other amortizable
   intangibles..............    $   2,797  $     2,787
Accumulated amortization           (1,339)      (1,231)
                                ---------  -----------
Other intangible assets.....    $   1,458  $     1,556
                                =========  ===========

As of May 31, 2003 and August 31, 2002, the Company had goodwill of $70,133 and $20,403 reflected in its HVACR and Engineered Products reportable segments, respectively. Other intangible assets primarily include a right associated with a joint venture that is being amortized over 20 years. Amortization expense for the three months ended May 31, 2003 and 2002 is $35 and $47, respectively. Amortization expense for the nine months ended May 31, 2003 and 2002 is $102 and $134, respectively. Estimated amortization expense for other intangible assets will be approximately $120 for each of the next five years.

8. ASSETS HELD FOR SALE

In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this statement at the beginning of its fiscal year 2003.

In connection with a restructuring of the Company's operations in 2001 (see Note
2), the Company ceased production at its Walkersville, Maryland facility, part of the Company's HVACR reportable segment. In December 2002, the Company began the process of actively marketing the sale of the Walkersville facility. The sale is expected to be completed within one year. The Company anticipates the selling price of the facility will exceed its net book value after consideration of selling expenses associated with marketing the facility for sale. At May 31, 2003, assets totaling $8,249, which consist of land, land improvements, buildings, and building improvements have been classified as "Assets Held for Sale" and are no longer being depreciated in accordance with SFAS 144.

The following table presents the carrying amount, by asset class, of the "Assets Held for Sale".

                                     MAY 31,
                                      2003
                                    --------
Land and land improvements.....     $  2,181
Building, net..................        4,272
Building improvements, net.....        1,796
                                    --------
Assets Held for Sale...........     $  8,249
                                    ========

9. STOCK COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure requirements of this statement at the beginning of its second fiscal quarter.

The Company accounts for stock options issued to its employees under the recognition and measurement principles of APB Opinion 25,"Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     MAY 31,                            MAY 31,
                                                      ----------------------------------   -------------------------------
                                                            2003              2002              2003              2002
                                                      ---------------   ----------------   --------------    -------------
Net income applicable to common
  stockholders-as reported......................      $        15,728   $         13,631   $        4,720    $       2,505
Deduct: Total stock-based employee
  compensation expense determined under
  fair-value-based method for all awards, net
  of related tax effects........................                   90                 --              269               --
                                                      ---------------   ----------------   --------------    -------------
Pro forma net income............................      $        15,638   $         13,631   $        4,451    $       2,505
                                                      ===============   ================   ==============    =============
Net income per common share:
    Basic and diluted-as reported...............      $          0.53   $           0.43   $         0.15    $        0.08
    Basic and diluted-pro forma.................      $          0.53   $           0.43   $         0.14    $        0.08

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        MAY 31,                MAY 31,
                                                ----------------------  ----------------------
                                                   2003        2002        2003        2002
                                                ----------  ----------  ----------  ----------
Net sales:
  HVACR......................................   $  183,650  $  159,776  $  274,721  $  250,758
  Engineered Products........................       10,524      10,912      30,112      31,108
                                                ----------  ----------  ----------  ----------
  Net sales..................................   $  194,174  $  170,688  $  304,833  $  281,866
                                                ==========  ==========  ==========  ==========
Income before interest and taxes:
  HVACR......................................   $   25,129  $   24,013  $   20,656  $   19,810
  Engineered Products........................          358          15         142        (671)
                                                ----------  ----------  ----------  ----------
  Segment income before interest and taxes          25,487      24,028      20,798      19,139
  Non-allocated expenses.....................       (3,163)     (1,199)     (1,081)      1,013
  Interest expense, net......................        5,021       5,032      14,300      14,414
  Provision for income taxes.................        7,679       6,564       2,463       1,207
                                                ----------  ----------  ----------  ----------
   Net income................................   $   15,950  $   13,631  $    5,116  $    2,505
                                                ==========  ==========  ==========  ==========

                            MAY 31,   AUGUST 31,    MAY 31,
                             2003        2002        2002
                          ----------  ----------  ----------
Total assets:
HVACR..................   $  334,746  $  212,931  $  287,121
Engineered Products           64,546      66,173      58,655
Non-allocated assets          53,485      87,024      51,897
                          ----------  ----------  ----------
                          $  452,777  $  366,128  $  397,673
                          ==========  ==========  ==========

11. RESTATEMENT

Subsequent to the issuance of its consolidated financial statements for the year ended August 31, 2002, the Company's management determined that amounts in its unaudited quarterly financial information included intercompany profit and certain manufacturing variances that should have been eliminated. As a result, the unaudited interim financial statements as of and for the three months and nine months ended May 31, 2002 have been restated from the amounts previously reported to eliminate approximately $1.7 million of intercompany profit and certain manufacturing variances included in ending inventory and to reflect the impact on cost of sales and income taxes of this adjustment. The restatement has no effect on the Company's previously reported full fiscal year results for the year ended August 31, 2002.

A summary of the significant effects of the restatement is as follows:

                                                 THREE MONTHS ENDED
                                                    MAY 31, 2002
                                             --------------------------
                                             AS PREVIOUSLY
                                               REPORTED     AS RESTATED
                                             -------------  -----------
Statement of Operations
  Cost of sales.........................       $  130,829    $  129,787
  Operating income......................           23,401        24,443
  Income before income taxes............           19,153        20,195
  Provision for income taxes............            6,225         6,564
  Net income ...........................           12,928        13,631
  Comprehensive income..................           13,146        13,849
  Basic and diluted income per share                 0.40          0.43

                                                  NINE MONTHS ENDED
                                                    MAY 31, 2002
                                             --------------------------
                                             AS PREVIOUSLY
                                               REPORTED     AS RESTATED
                                             -------------  -----------
Statement of Operations
  Cost of sales.........................       $  215,729    $  217,462
  Operating income......................           18,792        17,059
  Income before income taxes............            5,445         3,712
  Provision for income taxes............            1,770         1,207
  Net income............................            3,675         2,505
  Comprehensive income..................            3,960         2,790
  Basic and diluted income per share                 0.12          0.08

                                                          MAY 31, 2002
                                                   --------------------------
                                                   AS PREVIOUSLY
                                                      REPORTED    AS RESTATED
                                                   -------------  -----------
Balance Sheet
  Finished goods.............................        $   52,868    $   51,135
  Net inventories............................            76,909        75,176
  Total current assets.......................           193,716       191,983
  Total assets...............................           399,406       397,673
  Income taxes payable.......................             9,173         8,610
  Total current liabilities..................           133,944       133,381
  Retained earnings..........................            44,186        43,016
  Total stockholders' equity.................            73,731        72,561
  Total liabilities and stockholders' equity            399,406       397,673

12. GUARANTEES

In November 2002, FASB Interpretation ("FIN") 45, "Guarantor's Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was approved by the FASB. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires enhanced and additional disclosures of guarantees in interim and annual financial statements for periods ending after December 15, 2002. The Company adopted this statement in the second quarter of fiscal year 2003.

Product Warranty

Certain of the Company's products are covered by standard product warranty plans that extend from 1 to 5 years. In addition, major retailers have consumer return policies which allow consumers to return product that may be defective in lieu of field service. Upon return to the Company, these units are inspected, repaired as required, reboxed and held for future sale as factory reconditioned products. A portion of those units returned is not repairable. At the time revenue is recognized, upon shipment, measurements of those sales are reduced by estimates of the future costs associated with fulfilling warranty obligations and for the expense associated with repairing or scrapping defective returns.

The Company uses historical failure and defective return rates, which may or may not be indicative of future rates. Each quarter, the estimate of warranty and defective return obligations including the assumptions about estimated failure and return rates, is reevaluated.

The following table displays the activity and balances of the product warranty liability from August 31, 2002 to May 31, 2003:

                                                               NINE MONTHS ENDED
                                                                 MAY 31, 2003
                                                               -----------------
Warranty balance at August 31, 2002......................          $   7,458
Accruals for warranties issued during the period.........              9,228
Settlements made during the period.......................             (7,702)
                                                                   ---------
Warranty balance at May 31, 2003.........................          $   8,984
                                                                   =========

Loan Guarantees

Guarantees of subsidiary debt by the Parent and subsidiaries consist of the following at May 31, 2003:

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

(ii) The Parent and various subsidiaries guarantee the obligations of certain subsidiaries under a $100 million working capital line of credit. The line of credit bears interest at Libor +2% or the prime rate of First Union Bank and expires in February 2006. The Parent and guarantor subsidiaries would be required to perform under the guarantees in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. There is no outstanding loan balance at May 31, 2003.

(iii) The Parent guarantees the obligations of its subsidiary, Melcor Corporation, under a $1.3 million New Jersey Economic Development Authority Economic Development Bond. The bond bears interest at the rate of 6.6% per annum and matures in July 2010. The Parent would be required to perform under the guaranty in the event that Melcor fails to pay the principal of and interest on the bond or fails to comply with the provisions of the bond agreement pursuant to which the bond was issued. The outstanding loan balance at May 31, 2003 is $0.9 million.

(iv) The Parent and Melcor Corporation guarantee the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 7.16% per annum and expires in December 2007. The Parent and Melcor Corporation would be required to perform under the guarantee in the event Eubank fails to pay rent when due or fails to comply with the provisions of the lease agreement. The outstanding loan balance at May 31, 2003 is $2.4 million.

(v) The Parent and a subsidiary, NYCOR North America, Inc., guarantee the obligations of Eubank Manufacturing Enterprises, Inc., a subsidiary, under a $2 million Development Authority of Dooly County, Georgia Economic Development Bond. The bond bears interest at the floating rate of 75% of the sum of Libor plus 1.75 % per annum and matures in December 2008. The Parent and NYCOR North America would be required to perform under the guarantee in the event Eubank fails to pay the principal of and interest on the bond, when due, or fails to comply with the provisions of the bond agreement. The outstanding loan balance at May 31, 2003 is $1.6 million.

(vi) The Parent guarantees the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under a loan agreement providing for a loan of $2.0 million. The loan bears interest at the prime rate of Flag Bank and matures in February 2007. The Parent would be required to perform under the guaranty in the event Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at May 31, 2003 is $0.7 million.

(vii) The Parent guarantees the obligations of a subsidiary, Fedders Shanghai Co., Ltd. ("FSC") under a working capital line of credit totaling $6 million. The line of credit bears interest at the rate of Sibor + 1.5% per annum and matures at various dates. The Parent would be obligated to perform under the guarantee in the event that FSC fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at May 31, 2003 is $5.0 million.

(viii) The Parent guarantees the obligations of a subsidiary, Polenz GmbH ("Polenz"), under a Euro 6 million working capital line of credit. The line of credit bears interest at the rate of Libor +2.5% per annum and matures June 2004. The Parent would be obligated to perform under the guarantee in the event Polenz fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at May 31, 2003.

(ix) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Ph peso 320 million term loan. The loan bears interest at the rate of Phibor + 3% per annum and matures May 2005. The Parent would be obligated to perform under the guarantee in the event that FK fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at May 31, 2003 is $2.6 million.

The Company also provides loan guarantees to two joint ventures which are not consolidated in the Company's financial statements:

     (i) Fedders International, Inc., ("FI") a subsidiary of the Company, guarantees up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 230 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2006. FI would be obligated to perform under the guaranty in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI's exposure under the guarantee at May 31, 2003 is $2.4 million.

     (ii) Fedders Indoor Air Quality (Suzhou) Co., Ltd., ("FIAQ"), a subsidiary of the Company, guarantees up to RMB 5 million of the obligations of Xi'an Fedders Dong Fang Air Conditioner Compressor Co., Ltd., ("FDF"), a 50%-owned joint venture of the Company, under a working capital line of credit. The line of credit bears interest at the prime rate of Bank of China and matures January 2004. FIAQ would be obligated to perform its obligations under the guaranty in the event FDF fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. FIAQ's maximum exposure under the guarantee is $0.6 million as of May 31, 2003.

13. SUBSEQUENT EVENTS

In May 2003, the Company's Board of Directors authorized the distribution of transferable rights to the holders of the Company's Common and Class B stock. Stockholders will receive a subscription right to purchase one share of the Company's Series A Cumulative Preferred Stock for every ten shares of Common or Class B stock they hold as of July 1, 2003. On July 2, 2003, the Company announced that the subscription price is $23.70. The Company expects that the rights offering will expire on August 12, 2003, unless extended by the Company.

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

The unaudited interim financial statements for FNA for the three months and nine months ended May 31, 2002 have been restated from the amounts previously reported to eliminate approximately $1.7 million of intercompany profit and certain manufacturing variances included in ending inventory and to reflect the impact on cost of sales and income taxes of this adjustment. See Note 11.

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                 FOR THE THREE MONTHS ENDED MAY 31, 2003
                                       -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                ELIMINATING    FEDDERS
                                         AMERICA    FEDDERS    CORPORATE    ENTRIES    CORPORATION
                                       ----------  ---------  ----------  -----------  -----------
Net sales.........................     $  166,437  $  35,045         --   $   (7,308)  $  194,174
Cost of sales.....................        129,647     26,735         --       (7,308)     149,074
Selling, general and
 administrative expense (a,c).....         10,589      7,989  $    (690)          --       17,888
                                       ----------  ---------   --------   ----------   ----------
Operating income .................         26,201        321        690           --       27,212
Partners' net interest in
  joint venture results...........             --      1,133         --           --        1,133
Equity earnings in investment.....             --         --     15,311      (15,311)          --
Interest income (expense),
  net (b).........................         (4,722)      (580)       281           --       (5,021)
Other income......................             78        224          3           --          305
                                       ----------  ---------  ---------   ----------   ----------
Income before income taxes........         21,557      1,098     16,285      (15,311)      23,629
Provision for income taxes........          7,006        338        335           --        7,679
                                       ----------  ---------  ---------   ----------   ----------
Net income........................         14,551        760     15,950      (15,311)      15,950
Preferred Stock dividends.........             --         --       (222)          --         (222)
                                       ----------  ---------  ---------   ----------   ----------
Net income applicable to common
  stockholders....................         14,551        760     15,728      (15,311)      15,728
Foreign currency translation,
  net of tax......................           (526)       422        (96)         104          (96)
                                       ----------- ---------  ---------   ----------   ----------
Comprehensive income..............     $   14,025  $   1,182  $  15,632   $  (15,207)  $   15,632
                                       ==========  =========  =========   ==========   ==========

                                                 FOR THE THREE MONTHS ENDED MAY 31, 2002
                                       -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                ELIMINATING    FEDDERS
                                         AMERICA    FEDDERS    CORPORATE    ENTRIES    CORPORATION
                                       ----------  ---------  ----------  -----------  -----------
Net sales (f)....................      $  146,958  $  28,456         --   $   (4,726)  $  170,688
Cost of sales (f)................         113,622     20,891         --       (4,726)     129,787
Selling, general and
 administrative expense (a, c)....         11,421      6,903  $  (1,866)          --       16,458
                                       ----------  ---------  ---------   ----------   ----------
Operating income..................         21,915        662      1,866           --       24,443
Partners' net interest in
 joint venture results............             --        496         --           --          496
Equity gain in investment.........             --         --     12,349      (12,349)          --
Interest expense, net (b).........         (4,528)      (572)        68           --       (5,032)
Other income (expense)............             90        232        (34)          --          288
                                       ----------  ---------  ---------   ----------   ----------
Income before income
 taxes............................         17,477        818     14,249      (12,349)      20,195
Provision for income taxes........          5,680        266        618           --        6,564
                                       ----------  ---------  ---------   ----------   ----------
Net income........................         11,797        552     13,631      (12,349)      13,631
Foreign currency translation,
 net of tax.......................            (74)       292        218         (218)         218
                                       ----------   --------  ---------   ----------   ----------
Comprehensive income..............     $   11,723  $     844  $  13,849   $  (12,567)  $   13,849
                                       ==========  =========  =========   ==========   ==========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                                                  FOR THE NINE MONTHS ENDED MAY 31, 2003
                                       -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                ELIMINATING    FEDDERS
                                         AMERICA    FEDDERS    CORPORATE    ENTRIES    CORPORATION
                                       ----------  ---------  ----------  -----------  -----------
Net sales........................      $  243,205  $  76,939         --   $  (15,311)  $  304,833
Cost of sales....................         193,009     59,281         --      (15,311)     236,979
Selling, general and
  administrative expense (a,c)...          25,690     21,674   $   (691)          --       46,673
                                       ----------  ---------    --------  ----------   ----------
Operating income (loss)..........          24,506     (4,016)       691                    21,181
Partners' net interest in
  joint venture results..........              --        255         --           --          255
Equity earnings in investment                  --         --      4,810       (4,810)          --
Interest expense, net(b).........         (12,597)    (1,617)       (86)          --      (14,300)
Other income.....................             335        105          3           --          443
                                       ----------  ---------   --------   ----------   ----------
Income (loss) before income taxes          12,244     (5,273)     5,418       (4,810)       7,579
Provision (benefit) for
  income taxes...................           3,892     (1,731)       302           --        2,463
                                       ----------  ---------   --------   ----------    ---------
Net income (loss)................           8,352     (3,542)     5,116       (4,810)       5,116
Preferred Stock dividends........              --         --       (396)          --         (396)
                                       ----------  ---------   --------   ----------   ----------
Net income (loss) applicable to
  common stockholders............           8,352     (3,542)     4,720       (4,810)       4,720
Foreign currency translation,
  net of tax.....................            (439)       288       (142)         151         (142)
                                       ----------  ---------   --------   ----------   ----------
Comprehensive income (loss)......      $    7,913  $  (3,254)  $  4,578   $   (4,659)  $    4,578
                                       ==========  ==========  ========   ==========   ==========

                                                  FOR THE NINE MONTHS ENDED MAY 31, 2002
                                       -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                ELIMINATING    FEDDERS
                                         AMERICA    FEDDERS    CORPORATE    ENTRIES    CORPORATION
                                       ----------  ---------  ----------  -----------  -----------
Net sales (f).....................     $  224,204  $  70,099         --   $  (12,437)  $  281,866
Cost of sales (f).................        176,564     53,335         --      (12,437)     217,462
Selling, general and
  administrative expense (a,c)....         27,431     19,914         --           --       47,345
                                       ----------  ---------   --------   ----------   ----------
Operating income (loss)...........         20,209     (3,150)        --           --       17,059
Partners' net interest in
  joint venture results...........             --        420         --           --          420
Equity earnings in investment.....             --         --   $  2,486       (2,486)          --
Interest expense, net (b).........        (12,651)    (1,826)        63           --      (14,414)
Other income (expense)............            291        390        (34)          --          647
                                       ----------  ---------   ---------  ----------   ----------
Income (loss) before income taxes           7,849     (4,166)     2,515       (2,486)       3,712
Provision (benefit) for income
  taxes...........................          2,551     (1,354)        10           --        1,207
                                       ----------  ---------   --------   ----------   ----------
Net income (loss).................          5,298     (2,812)     2,505       (2,486)       2,505
Foreign currency translation,
  net of tax......................            (27)       312        285         (285)         285
                                       ----------  ---------   --------   ----------   ----------
Comprehensive income (loss).......     $    5,271  $  (2,500)  $  2,790   $   (2,771)  $    2,790
                                       ==========  =========   ========   ==========   ==========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                      AS OF MAY 31, 2003
                                                 -------------------------------------------------------------
                                                   FEDDERS
                                                    NORTH       OTHER                 ELIMINATING    FEDDERS
                                                   AMERICA     FEDDERS    CORPORATE    ENTRIES     CORPORATION
                                                 ----------  -----------  ----------  -----------  -----------
 ASSETS
 Current assets:
    Cash and cash equivalents................    $   29,330  $   10,130           --          --    $   39,460
    Net accounts receivable..................        64,972      23,632           --          --        88,604
    Net inventories..........................        72,940      32,995           --          --       105,935
    Assets held for sale.....................         8,249          --           --          --         8,249
    Other current assets.....................         9,282       7,488   $   12,613  $   (7,023)       22,360
                                                 ----------  ----------   ----------  ----------    ----------
 Total current assets........................       184,773      74,245       12,613      (7,023)      264,608
 Investments in subsidiaries.................            --          --       25,189     (25,189)           --
 Net property, plant and equipment...........        35,321      21,697          714          --        57,732
 Goodwill....................................        64,791      25,745           --          --        90,536
 Other intangible assets.....................           265       1,193           --          --         1,458
 Other assets................................         7,241       7,163       24,039          --        38,443
                                                 ----------  ----------   ----------  ----------    ----------
 Total assets................................    $  292,391  $  130,043   $   62,555  $  (32,212)   $  452,777
                                                 ==========  ==========   ==========  ==========    ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Short-term notes.........................    $    9,833  $   12,910           --          --    $   22,743
    Current portion of long-term debt........           448       2,983   $       16          --         3,447
    Accounts and income taxes payable........        63,522      34,640        8,818          --       106,980
    Accrued expenses.........................        39,554       8,013        7,998          --        55,565
                                                 ----------  ----------   ----------  ----------    ----------
 Total current liabilities...................       113,357      58,546       16,832          --       188,735
 Long-term debt..............................       153,325       7,661           27          --       161,013
 Other long-term liabilities.................         1,719      12,080       17,102  $   (7,023)       23,878
 Net due to (from) affiliates................       (14,310)     64,867      (50,557)         --            --
 Stockholders' equity:
    Preferred Stock..........................            --          --            4          --             4
    Common and Class B Stock.................             5          --          378          (5)          378
    Additional paid-in capital...............        21,292      24,589       68,197     (45,881)       68,197
    Retained earnings (deficit)..............        17,430     (36,664)      49,513      19,234        49,513
    Deferred compensation and treasury stock.            --          --      (37,487)         --       (37,487)
    Accumulated other
      comprehensive loss.....................          (427)     (1,036)      (1,454)      1,463        (1,454)
                                                 ----------  ----------   ----------  ----------    ----------
 Total stockholders' equity..................        38,300     (13,111)      79,151     (25,189)       79,151
                                                 ----------  ----------   ----------  ----------    ----------
 Total liabilities and stockholders' equity..    $  292,391  $  130,043   $   62,555  $  (32,212)   $  452,777
                                                 ==========  ==========   ==========  ==========    ==========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                       AS OF AUGUST 31, 2002
                                                  -------------------------------------------------------------
                                                    FEDDERS
                                                     NORTH       OTHER                 ELIMINATING    FEDDERS
                                                    AMERICA     FEDDERS   CORPORATE      ENTRIES    CORPORATION
                                                  ----------  ----------  ---------    -----------  -----------
ASSETS
Current assets:
   Cash and cash equivalents....................  $   64,166  $    3,213          --            --  $   67,379
   Net accounts receivable......................      16,610      15,158          --            --      31,768
   Net inventories..............................      27,633      20,947          --            --      48,580
   Other current assets.........................       5,924       7,806  $   12,477    $   (7,023)     19,184
                                                  ----------  ----------  ----------    ----------  ----------
Total current assets............................     114,333      47,124      12,477        (7,023)    166,911
Investments in subsidiaries.....................          --          --      20,583       (20,583)         --
Net property, plant and equipment...............      44,916      21,090         840            --      66,846
Goodwill........................................      64,791      25,745          --            --      90,536
Other intangible assets.........................         316       1,240          --            --       1,556
Other assets....................................       7,943       6,349      25,987            --      40,279
                                                  ----------  ----------  ----------    ----------  ----------
Total assets....................................  $  232,299  $  101,548  $   59,887    $  (27,606) $  366,128
                                                  ==========  ==========  ==========    ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes.............................  $    2,432  $    7,397          --            --  $    9,829
   Current portion of long-term debt............         593       2,662  $      107            --       3,362
   Accounts and income taxes payable............      22,562      16,260       9,021            --      47,843
   Accrued expenses.............................      20,879      10,295       5,925            --      37,099
                                                  ----------  ----------  ----------    ----------  ----------
Total current liabilities.......................      46,466      36,614      15,053            --      98,133
Long-term debt..................................     153,624      10,129          16            --     163,769
Other long-term liabilities.....................       1,822      11,466      20,143    $   (7,023)     26,408
Net due to (from) affiliates....................          --      53,143     (53,143)           --          --
Stockholders' equity:
   Common and Class B Stock.....................           5          --         407            (5)        407
   Additional paid-in capital...................      21,292      24,642      68,870       (45,934)     68,870
   Retained earnings (deficit)..................       9,078     (33,122)     47,551        24,044      47,551
   Deferred compensation and treasury stock.....          --          --     (37,698)           --     (37,698)
   Accumulated other comprehensive income (loss)          12      (1,324)     (1,312)        1,312      (1,312)
                                                  ----------  ----------  ----------    ----------  ----------
Total stockholders' equity......................      30,387      (9,804)     77,818       (20,583)     77,818
                                                  ----------  ----------  ----------    ----------  ----------
Total liabilities and stockholders' equity......  $  232,299  $  101,548  $   59,887    $  (27,606) $  366,128
                                                  ==========  ==========  ==========    ==========  ==========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                  AS OF MAY 31, 2002
                                                          -----------------------------------------------------------------
                                                           FEDDERS
                                                            NORTH        OTHER                   ELIMINATING      FEDDERS
                                                           AMERICA      FEDDERS     CORPORATE      ENTRIES      CORPORATION
                                                          ---------    ---------    ---------    -----------    -----------
ASSETS
Current assets:
 Cash and cash equivalents ..........................     $   6,767    $   3,462    $   5,484             --    $    15,713
 Net accounts receivable ............................        64,947       17,493           --             --         82,440
 Net inventories ....................................        53,693       21,483           --             --         75,176
 Other current assets ...............................         3,894        5,818        8,942             --         18,654
                                                          ---------    ---------    ---------    -----------    -----------
Total current assets ................................       129,301       48,256       14,426             --        191,983
Investments in subsidiaries .........................            --           --       20,153    $   (20,153)            --
Net property, plant and equipment ...................        51,423       19,990          916             --         72,329
Goodwill ............................................        65,163       26,081           --             --         91,244
Other intangible assets .............................           545        1,299           --             --          1,844
Other assets ........................................         3,759        6,724       36,813         (7,023)        40,273
                                                          ---------    ---------    ---------    -----------    -----------
Total assets ........................................     $ 250,191    $ 102,350    $  72,308    $   (27,176)   $   397,673
                                                          =========    =========    =========    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes ...................................     $   3,020    $   5,571           --             --    $     8,591
 Current portion of long-term debt ..................           583        2,691    $     107             --          3,381
 Accounts and income taxes payable ..................        28,228       33,075        8,543             --         69,846
 Accrued expenses ...................................        33,253       11,181        7,129             --         51,563
                                                          ---------    ---------    ---------    -----------    -----------
Total current liabilities ...........................        65,084       52,518       15,779             --        133,381
Long-term debt ......................................       153,855       10,685           42             --        164,582
Other long-term liabilities .........................         1,914       11,800       20,458    $    (7,023)        27,149
Net due to (from) affiliates ........................            --       36,532      (36,532)            --             --
Stockholders' equity:
 Common, Class A and Class B Stock ..................             5           --          405             (5)           405
 Additional paid-in capital .........................        21,292       24,642       68,789        (45,934)        68,789
 Retained earnings (deficit) ........................         8,279      (32,185)      43,016         23,906         43,016
 Deferred compensation and treasury stock............            --           --      (37,769)            --        (37,769)
 Accumulated other comprehensive loss ...............          (238)      (1,642)      (1,880)         1,880         (1,880)
                                                          ---------    ---------    ---------    -----------    -----------
Total stockholders' equity ..........................        29,338       (9,185)      72,561        (20,153)        72,561
                                                          ---------    ---------    ---------    -----------    -----------
Total liabilities and stockholders' equity...........     $ 250,191    $ 102,350    $  72,308    $   (27,176)   $   397,673
                                                          =========    =========    =========    ===========    ===========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                         FOR THE NINE MONTHS ENDED MAY 31, 2003
                                                          -----------------------------------------------------------------
                                                           FEDDERS
                                                            NORTH        OTHER                   ELIMINATING      FEDDERS
                                                           AMERICA      FEDDERS     CORPORATE      ENTRIES      CORPORATION
                                                          ---------    ---------    ---------    -----------    -----------
Net cash (used in) provided by operating activities       $ (23,942)   $  (4,446)   $   1,349             --    $   (27,039)
                                                          ---------    ---------    ---------                   -----------
Net additions to property, plant and equipment               (3,541)      (2,394)        (137)            --         (6,072)
Acquisition of businesses                                        --       (1,333)          --             --         (1,333)
                                                          ---------    ---------    ---------                   -----------
Net cash used in investing activities                        (3,541)      (3,727)        (137)            --         (7,405)
                                                          ---------    ---------    ---------                   -----------
Proceeds from short-term notes                                7,401        5,513           --             --         12,914
Net repayments of long-term debt                               (444)      (2,147)         (80)            --         (2,671)
Cash dividends                                                   --           --       (3,020)            --         (3,020)
Other                                                            --           --         (698)            --           (698)
Change in net due to (from) affiliate                       (14,310)      11,724        2,586             --             --
                                                          ---------    ---------    ---------                   -----------
Net cash (used in) provided by financing activities          (7,353)      15,090       (1,212)            --          6,525
                                                          ---------    ---------    ---------                   -----------
Net (decrease) increase in cash and cash equivalents        (34,836)       6,917           --             --        (27,919)
Cash and cash equivalents at beginning of period             64,166        3,213           --             --         67,379
                                                          ---------    ---------    ---------                   -----------
Cash and cash equivalents at end of period                $  29,330    $  10,130           --             --    $    39,460
                                                          =========    =========    =========    ===========    ===========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                         FOR THE NINE MONTHS ENDED MAY 31, 2002
                                                          -----------------------------------------------------------------
                                                           FEDDERS
                                                            NORTH        OTHER                   ELIMINATING      FEDDERS
                                                           AMERICA      FEDDERS     CORPORATE      ENTRIES      CORPORATION
                                                          ---------    ---------    ---------    -----------    -----------
Net cash (used in) provided by operating activities       $ (33,006)   $  13,606    $    (529)            --    $   (19,929)
                                                          ---------    ---------    ---------                   -----------
Net additions to property, plant and equipment               (2,658)      (1,666)         (83)            --         (4,407)
Acquisition of businesses                                    (4,620)      (3,591)          --             --         (8,211)
                                                          ---------    ---------    ---------                   -----------
Net cash used in investing activities                        (7,278)      (5,257)         (83)            --        (12,618)
                                                          ---------    ---------    ---------                   -----------
Proceeds from (repayments of) short-term notes                3,020       (2,020)          --             --          1,000
Net repayments of long-term debt                               (300)        (487)         (76)            --           (863)
Cash dividends                                                   --           --       (2,756)            --         (2,756)
Other                                                            --           --         (313)            --           (313)
Change in net due to (from) affiliate                            --       (6,591)       6,591             --             --
                                                          ---------    ---------    ---------                   -----------
Net cash provided by (used in) financing activities           2,720       (9,098)       3,446             --         (2,932)
                                                          ---------    ---------    ---------                   -----------
Net (decrease) increase in cash and cash equivalents        (37,564)        (749)       2,834             --        (35,479)
Cash and cash equivalents at beginning of period             44,331        4,211        2,650             --         51,192
                                                          ---------    ---------    ---------                   -----------
Cash and cash equivalents at end of period                $   6,767    $   3,462    $   5,484             --    $    15,713
                                                          =========    =========    =========    ===========    ===========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INTERCOMPANY TRANSACTIONS:

The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $1.9 million and $3.5 million for the three months ended May 31, 2003 and 2002, respectively. Such charges to FNA amounted to approximately $10.8 million and $10.5 million for the nine months ended May 31, 2003 and 2002, respectively.

b) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note, capital lease obligations and a revolving line of credit.

c) FNA's depreciation and amortization for the three months ended May 31, 2003 and 2002 amounted to approximately $1.6 million and $2.4 million, respectively. Capital expenditures of FNA amounted to $0.7 million and $1.3 million in the three months ended May 31, 2003 and 2002, respectively. FNA's depreciation and amortization for the nine months ended May 31, 2003 and 2002 amounted to approximately $4.8 million and $7.5 million, respectively. Capital expenditures of FNA amounted to $3.5 million and $2.7 million in the nine months ended May 31, 2003 and 2002, respectively

d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

e)   The Company's stock option plans include FNA's employees.

f) Certain reclassifications have been made in the prior year to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis gives effect to the restatement of the unaudited consolidated financial statements for the three and nine months ended May 31, 2002, as described in Note 11 to the unaudited consolidated financial statements.

The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

                                                      OPERATING RESULTS AS PERCENT OF NET SALES
                                                        THREE MONTHS               NINE MONTHS
                                                        ENDED MAY 31               ENDED MAY 31
                                                     ------------------         -----------------
                                                     2003          2002         2003         2002
                                                     ----          ----         ----         ----
Gross profit                                         23.2%         24.0%        22.3%        22.8%
Selling, general and administrative expense           9.2%          9.6%        15.3%        16.8%
Operating income                                     14.0%         14.3%         6.9%         6.1%
Interest expense, net                                 2.6%          2.9%         4.7%         5.1%
Income before taxes                                  12.2%         11.8%         2.5%         1.3%
                                                     ====          ====         ====         ====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2003 (THIRD QUARTER OF FISCAL 2003) VERSUS THE THREE MONTHS ENDED MAY 31, 2002 (THIRD QUARTER OF FISCAL
2002)

Net sales in the third quarter of fiscal 2003 were $194.2 million compared to $170.7 million in the third quarter of fiscal 2002. HVACR sales were $183.7 million for the third quarter of fiscal 2003 compared to $159.8 million in the third quarter of fiscal 2002. Sales were higher than the prior year primarily due to strong pre-season demand for air conditioners within the HVACR segment both in North America and internationally. Sales in the Engineered Products segment declined slightly to $10.5 million in the quarter compared to $10.9 million in the prior-year period continuing to reflect weak demand in the capital equipment market for commercial and industrial air filtration products.

The gross profit margin in the third quarter of fiscal 2003 was 23.2% compared to 24.0% in the third quarter of fiscal 2002. The decline in the gross profit percentage was due to a greater mix of air conditioner sales, which typically carry a lower margin than sales of engineered products, and start-up costs associated with the transfer of production to Asia.

Selling, general and administrative ("S,G&A") expenses in the third quarter of fiscal 2003 were $17.9 million compared to $16.5 million in the prior-year period which included $0.7 million of goodwill amortization which the Company ceased amortizing as of September 1, 2002 in accordance with SFAS 142, "Goodwill and Other Intangible Assets". S,G&A expenses were higher than the prior year as a result of increased sales and marketing activities.

Operating income in the third quarter of fiscal 2003 was $27.2 million versus $24.4 million in the prior-year period, reflecting the increased sales activity for the period.

Net interest expense in the third fiscal quarter of 2003 was flat with the prior-year period at $5.0 million.

Net income applicable to common stockholders for the third quarter of fiscal 2003 was $15.7 million, or 53 cents per diluted share, compared to net income in the third quarter of fiscal 2002 of $13.6 million, or 43 cents per diluted share.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2003 (NINE MONTHS OF FISCAL 2003) VERSUS THE NINE MONTHS ENDED MAY 31, 2002 (NINE MONTHS OF FISCAL
2002)

In the nine months of fiscal 2003, sales were $304.8 million, an 8.1% increase from sales of $281.9 million in the comparable fiscal 2002 period. HVACR sales were $274.7 million for the nine months of fiscal 2003 compared to $250.8 million in the comparable fiscal 2002 period. Sales were higher than the prior year primarily due to strong pre-season demand for air conditioners within the HVACR segment both in North America and internationally. In the Engineered Products segment, sales of $30.1 million were 3.2% lower than prior-year sales of $31.1 million. The sales decline was the result of continued weak demand in the capital equipment market for commercial and industrial air filtration products.

Gross profit margins declined to 22.3% from 22.8% in the prior-year period due to a greater mix of air conditioner sales which typically carry a lower margin than sales of engineered products, and start-up costs associated with the transfer of production to Asia.

S,G&A expenses in the first nine months of fiscal 2003 were $46.7 million compared to $47.3 million in the prior-year period which included $2.2 million of goodwill amortization which the Company ceased amortizing as of September 1, 2002 in accordance with SFAS 142, "Goodwill and Other Intangible Assets." S,G&A expenses were higher than the prior year as a result of increased sales and marketing activities offset by a gain on the sale of the Company's interest in an airplane.

The operating income for the nine months of fiscal 2003 was $21.2 million versus $17.1 million in the prior-year period, reflecting the impact of higher sales for the period.

Net interest expense declined slightly for the nine months of fiscal 2003 to $14.3 million versus $14.4 million in the prior period.

Net income applicable to common stockholders for the nine months of fiscal 2003 was $4.7 million, or 15 cents per diluted share, compared to net income in the nine months of fiscal 2002 period of $2.5 million, or 8 cents per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $39.5 million at May 31, 2003 compared to $15.7 million at the end of May 2002.

Net cash used in operations for the nine months ended May 31, 2003 amounted to $27.0 million, compared to $19.9 million in the prior-year period. A build-up in inventory to support seasonal requirements was the main use of cash during the period. Net inventories at the end of the third quarter were $105.9 million compared to $48.6 million at the beginning of the fiscal year and $75.2 million at the end of the third quarter in the last fiscal year.

Net cash used in investing activities for the nine months of fiscal 2003 was $7.4 million versus $12.6 million in the prior-year period. Capital expenditures for the nine-month period ended May 31, 2003 were $6.6 million compared to $4.6 million during the same period in fiscal 2002. Investments in acquisitions amounted to $1.3 million for the first nine months of fiscal 2003. In March 2003, the Company entered into a joint venture with Nanjing Suning High & New Technology Industrial Park Co., Ltd. to manufacture split-type air conditioners in China. The Company has a 2/3 interest in the joint venture, Fedders Suning Nanjing Co., Ltd. Investments in acquisitions amounted to $8.2 million for the first nine months of fiscal 2002. The Company completed the acquisition, in the first quarter, of a wholly owned air conditioning manufacturing operation in Shanghai, China, now called Fedders Shanghai, Co., Ltd. This plant has fully replaced the production of room air conditioners previously produced at the Company's Tennessee plant, which ceased production as part of the 2001 restructuring plan. The Company also completed two joint ventures in fiscal year 2002 during the first quarter. In October 2001, the Company entered into a joint venture with Voltas Limited to produce room air conditioners in India. Fedders and Voltas each have a 50 percent interest in the joint venture, which produces room and ductless split system air conditioners. In November 2001, Melcor Corporation ("Melcor"), a subsidiary of the Company, and Quanzhou Hua Yu Electrical Component Factory formed a joint venture, Quanzhou Melcor Hua Yu Thermoelectric Company Ltd., to manufacture thermoelectric modules in China. Melcor has a 65% interest in the joint venture.

Net cash provided by financing activities for the nine months of fiscal 2003 was $6.5 million, which consisted primarily of $12.9 million in short-term borrowings offset by $3.0 million of cash dividends and $2.7 million in repayments of long-term debt. Short-term borrowings at the end of the nine months of fiscal 2003 increased to $22.7 million compared to $9.8 million at the end of fiscal 2002. $22.1 million of the borrowings at the end of the nine months of fiscal 2003 were to support production in the Company's China operations. On February 1, 2003, the Company amended its $100 million revolving credit facility in the U.S. to extend its terms to February 1, 2006. As of May 31, 2003, there are no borrowings under the revolving U.S. credit line.

The Company declared quarterly dividends of 3.0 cents on each share of outstanding Class B and Common Stock and 53.8 cents on each share of outstanding Preferred Stock in the third quarter of fiscal 2003. The Company declared quarterly dividends of 3.0 cents on each share of outstanding Class B and Common Stock in the third quarter of fiscal 2002.

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

FEDDERS CORPORATION

By /s/ Michael Giordano
----------------------------
Executive Vice President,
Finance and Administration
and Chief Financial Officer

Signing both in his capacity as
Executive Vice President,
Finance and Administration and
Chief Financial Officer and on
behalf of the registrant.

July 15, 2003

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

Date: July 15, 2003

/s/ Sal Giordano, Jr.
---------------------------
Sal Giordano, Jr.
Chief Executive Officer

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

Date July 15, 2003

/s/ Michael Giordano
--------------------------
Michael Giordano
Chief Financial Officer