Form 10-K
period 2003-08-31
FEDDERS CORP /DE
filed 2003-11-26
CIK 744106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-8831

                              FEDDERS CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      22-2572390
           (State of Incorporation)                           (I.R.S. Employer
                                                            Identification No.)
            505 MARTINSVILLE ROAD,                               07938-0813
              LIBERTY CORNER, NJ                                 (Zip Code)
   (Address of Principal Executive Offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (908) 604-8686

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $.01 par value                   New York Stock Exchange, Inc.
        Series A Cumulative Preferred                  New York Stock Exchange, Inc.
            Stock, $.01 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     As of the close of business on November 20, 2003, there were outstanding 27,911,879 shares of the Registrant's Common Stock and 2,493,061 shares of its Class B Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of February 28, 2003 was $88,080,931. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement filed in connection with the Annual Meeting of Stockholders to be held April 27, 2004 is incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FEDDERS CORPORATION

                            FORM 10-K ANNUAL REPORT
                      SEPTEMBER 1, 2002 TO AUGUST 31, 2003

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    7
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................   10
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   15
Item 8.   Financial Statements and Supplementary Data.................   15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   15
Item 9A.  Controls and Procedures.....................................   15
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   16
Item 11.  Executive Compensation......................................   16
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   16
Item 13.  Certain Relationships and Related Transactions..............   16
Item 14.  Principal Accounting Fees and Services......................   16
                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   16

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Fedders Corporation (the "Company" or the "Registrant") is a leading global manufacturer and marketer of air treatment products, including air conditioners, air cleaners, gas furnaces, dehumidifiers and humidifiers, and thermal technology products. The Company was established more than 100 years ago and has been in the indoor air treatment business for more than 50 years.

     The Company has been actively pursuing strategic acquisitions and alliances and new product introductions to support continued growth in new and existing markets. During fiscal year 2003, highlights of this program were as follows:

     - In January 2003, the Company entered into a manufacturing joint venture with Suning Appliance Group, the largest retailer of split-type air conditioners in China.

     - Sales operations in China and India commenced for commercial and industrial air cleaners and air conditioners.

     - New, ducted central air conditioners made in China were introduced to global markets.

     Unless otherwise indicated, all references herein to the "Company" or the "Registrant" include Fedders Corporation and its principal operating subsidiaries.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company has two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. See Note 8 of the Notes to Consolidated Financial Statements at page F-16 herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The Company manufactures and sells, worldwide, a wide variety of air treatment products, including air conditioners, air cleaners, gas furnaces, humidifiers and dehumidifiers, and thermal technology products.

     With its expanding product line, the Company serves the unique air treatment demands of various key markets including the residential, commercial/industrial, communications, medical/biotechnology, and consumer markets.

HVACR

  PRODUCTS

     The HVACR segment designs, manufactures and distributes window, residential split system condensing units and air handlers, gas furnaces, multi-split systems, through-the-wall, portable and packaged unit air conditioners, residential humidifiers, dehumidifiers and air cleaners.

  MARKETS

     The Company's HVACR products are sold, primarily by the Company's salaried sales force, through a variety of sales channels, including global retailers, national retailers, regional retailers, wholesale distributors, catalog supply houses, private label and original equipment manufacturers, and on the Internet.

  PRODUCTION

     The Company currently manufactures air conditioners in Effingham, Illinois; Longview, Texas; Ningbo, Shanghai and Nanjing, China; Dadra, India; and Manila, Philippines gas furnaces in Ningbo, China and rotary compressors in Xi'an, China.

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

  MARKETS

     The Company's Engineered Products are sold through manufacturers' representatives, distributors and direct sales to OEMs, retailers and end-users.

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

  SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal raw materials used for production are steel, aluminum, filter paper and ceramics, which the Company obtains from domestic and foreign suppliers. The Company also purchases certain components used in its products, such as motors and electrical controls, from other manufacturers. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

SEASONALITY OF BUSINESS

     The Company is succeeding with its strategy to diversify sales and earnings and has changed its fiscal year to the calendar year, effective with the next fiscal year. However, results of operations and financial condition are currently principally dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," at pages 10 through 15 herein.

     See also the discussion under "Working Capital Practices."

WORKING CAPITAL PRACTICES

     The Company regularly reviews working capital with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Sales currently peak in the period from March through June. Production is weighted towards the selling season, accordingly, the greatest use of credit lines occurs early in the calendar year. Cash balances peak in August.

     Information with respect to the Company's warranty and defective return policy is provided in Note 1 of the Notes to Consolidated Financial Statements at page F-5 herein.

     See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 10 through 15 herein.

BACKLOG

     The Company's recently completed August 31, 2003 fiscal year coincides with the end of the North American air conditioner sales cycle. Backlog at this time of year is insignificant.

QUALITY ASSURANCE

     One of the key elements of the Company's strategy is a commitment to a single worldwide standard of quality. All of the Company's manufacturing facilities globally have earned (or are in the process of obtaining) the highest level of certification, ISO 9001, for their quality management systems under the International Standards Organization. The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility. The same level of quality will be required at all of the Company's manufacturing facilities.

PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS HELD

     The Company owns a number of trademarks and licenses the name MAYTAG from Maytag Corporation for use on air conditioners and dehumidifiers. While the Company believes that its trademarks, such as FEDDERS, EMERSON QUIET KOOL, AIRTEMP, MELCOR, TRION, SUN, KOPPEL, EUBANK, POLENZ and MAC-10, and the trademark MAYTAG, are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.

COMPETITION

     All of the markets in which the Company does business are very competitive. Many of the Company's competitors are larger and have greater resources than the Company. The Company competes principally on the basis of technology, quality, price, a broad product line and its ability to deliver product and service to its customers on a just-in-time basis.

RESEARCH AND DEVELOPMENT

     The Company's product development activities include ongoing research and development programs to redesign existing products, reduce manufacturing cost, increase product efficiencies and create new products. In fiscal 2003, 2002 and 2001, the Company spent approximately $9.5 million, $8.9 million and $9.1 million, respectively, on research and development. Research and development expenditures are included within selling, general and administrative expense and are expensed as incurred.

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

     The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company did not make capital expenditures on environmental matters during the fiscal year ended August 31, 2003 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on such items in the fiscal year ending December 31, 2004.

EMPLOYEES

     The Company has approximately 2,870 employees worldwide. The Company considers its relations with its employees to be generally satisfactory.

FOREIGN OPERATIONS

     Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations. Through certain subsidiary companies, the Company has operations in a number of countries, including China, India, Germany, the United Kingdom and the Philippines. Of our thirteen manufacturing facilities, six are in China.

     The Company's foreign operations, at times, may be adversely affected by changes in government policies such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports and sources of supply, duties or tariffs, the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of restrictions on currency conversion and remittances abroad and the expropriation of private enterprise. In addition, policy concerns particular to the United States with respect to a country in which the Company has operations could adversely affect the Company's operations in that country.

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

     See Note 1 of the Notes to Consolidated Financial Statements at page F-5 herein.

ITEM 2.  PROPERTIES

     The Company owns or leases the following primary facilities:

                                                                                APPROXIMATE
                                                                                SQUARE FEET
LOCATION                                        PRINCIPAL FUNCTIONS            OF FLOOR AREA
--------                                        -------------------            -------------
Liberty Corner, New Jersey (Leased)    Corporate Headquarters                      25,000
HVACR
Effingham, Illinois (Owned)            Manufacture of air conditioners            650,000
Columbia, Tennessee (Owned)            Warehouse                                  232,000
Longview, Texas (Owned)                Manufacture of air conditioners            100,000
Vienna, Georgia (Owned)                Warehouse                                   65,000
Manila, Philippines (Leased)           Manufacture of air conditioners             41,000
Ningbo, China (Leased)                 Manufacture of air conditioners and        323,000
                                       gas furnaces
Shanghai, China (Leased)               Manufacture of air conditioners            175,000
Nanjing, China (Leased)                Manufacture of air conditioners            140,000
Dadra, India (50% owned)               Manufacture of air conditioners            207,000
Xi'an, China (Leased)                  Manufacture of rotary compressors          120,000
Norderstedt, Germany (Leased)          Sales and distribution of air               35,000
                                       treatment and thermal technology
                                       products
Singapore (Leased)                     Research and Design Center                  14,600
Engineered Products
Lawrence Township, New Jersey (Owned)  Manufacture of thermoelectric devices       22,400
Quanzhou, China (Leased)               Manufacture of thermoelectric devices       29,000
Sanford, North Carolina (Owned)        Manufacture of air cleaning products       263,000
                                       and humidifiers
Albuquerque, New Mexico (Leased)       Manufacture of cleanroom products           63,000
Suzhou, China (Leased)                 Manufacture of cleanroom products           41,000

     The Effingham, Illinois facility is subject to a mortgage securing a $3.5 million, 1% promissory note payable over the next five years to the State of Illinois. The Sanford, North Carolina and the Lawrence Township, New Jersey facility are each subject to a mortgage securing repayment of economic development bonds and the Longview, Texas and Vienna, Georgia facilities are each subject to a mortgage securing bank loans. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME AND AGE                              POSITION HELD                 EXECUTIVE OFFICER
------------                              -------------                 -----------------
Sal Giordano, Jr., 65       Chairman and Chief Executive Officer              1965
Jordan Bruno, 52            Vice President, Taxes                             2000
Michael W. Carr, 50         Senior Vice President, Human Resources            2002
Nancy DiGiovanni, 52        Treasurer                                         1998
Robert N. Edwards, 57       Vice President and General Counsel                2000
Daryl G. Erbs, 46           Senior Vice President and President, HVACR        1999
Richard L. Essex, 54        Vice President, Fedders International             2003
Michael B. Etter, 48        President                                         1997
Michael Giordano, 39(1)     Executive Vice President, Finance and             1999
                            Administration and Chief Financial Officer
Kent E. Hansen, 56          Executive Vice President and Secretary            1996
C.P. Ho, 52                 Vice President, Engineered Products               2003
Judy A. Katz, 52            Vice President, Corporate Marketing and           2000
                            Strategic Planning
Robert L. Laurent, Jr., 48  Executive Vice President, Acquisitions and        1989
                            Alliances

---------------

(1) Son of Sal Giordano, Jr.

                 BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS

     Mr. Sal Giordano, Jr. has been Chief Executive Officer of the Company for more than five years.

     Mr. Bruno was elected Vice President, Taxes in December 2000. Previously, he was Director, Taxes for more than five years.

     Mr. Carr was elected Senior Vice President, Human Resources in June 2002. Previously, he was Vice President, Human Resources and Administration with Otsuka America Pharmaceutical, Inc. from August 2000 and, prior thereto, Vice President, Human Resources -- Intercontinental Region with Wyeth Global Pharmaceuticals, Inc. from August 1996.

     Ms. DiGiovanni was elected to her present position in October 1998. Previously she was Assistant Treasurer of the Company from 1989.

     Mr. Edwards was elected to his present position in June 2000. He has been General Counsel of the Company for more than five years.

     Mr. Erbs was elected to his present position in June 2003. Prior thereto, he was Group Vice President, International and Unitary Products from June 2002 and Senior Vice President, International from March 2001. Previously, he was Senior Vice President, Technology and Vice President, Technology of the Company from August 1999. Prior to his joining the Company in February 1999, Mr. Erbs was with Carrier Corporation for many years, serving in a variety of engineering management positions.

     Mr. Essex was elected Vice President, International in June 2003. Previously, he was Senior Vice President, International from January 2003 and Vice President, Sales, International from July 2001. Prior thereto, Mr. Essex held senior sales and marketing positions with Frigidaire Home Products.

     Mr. Etter was elected President in June 2000. Previously, he was Senior Vice President of the Company and Chairman and Chief Executive Officer of Fedders Air Conditioning from May 1, 1999. He served as Vice President of Global Purchasing for the Company from December 1997 to May 1999 and, prior thereto, Vice President, Purchasing of Fedders North America.

     Mr. Michael Giordano was elected Executive Vice President, Finance and Administration and Chief Financial Officer in June 2000. Prior thereto, he was Vice President, Finance and Chief Financial Officer of the Company from July 1, 1999. Previously, Mr. Giordano served as Senior Vice President of Fedders International, Inc. from 1998.

     Mr. Hansen was elected to his present position in June 2000. Previously he was Senior Vice President and Secretary from August 1996.

     Mr. Ho was elected Vice President, Engineered Products in June 2003. Previously, he was General Manager of the Company's Trion Inc. subsidiary from March 2003. Prior thereto, he was Vice President, Engineering -- FIAQ from September 2002 and Director, Engineering -- Trion since prior to 1998.

     Ms. Katz was elected Vice President, Strategic Planning in June 2000 and added Corporate Marketing in July 2003. Previously, she held the position of Vice President, Communications and Planning for more than five years.

     Mr. Laurent has been Executive Vice President, Acquisitions and Alliances since January 1999. Previously, he was Executive Vice President, Finance and Administration of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of October 31, 2003, there were 3,106 holders of Common Stock and 15 holders of Class B Stock. For information with respect to the Company's Common Stock and Class B Stock, see Note 9 of the Notes to Consolidated Financial Statements on pages F-18 through F-20.

                    PRICE RANGE OF COMMON AND CLASS A STOCK

     For information regarding the high and low sale prices of the Company's Common and formerly outstanding Class A Stock for each of the quarters in the past two fiscal years, see Fedders Corporation Quarterly Financial Data (unaudited) on page F-36.

              DIVIDENDS PAID ON COMMON, CLASS A AND CLASS B STOCK

     For information regarding the dividends paid by the Company on its Common, Class B and formerly outstanding Class A Stock in the past five fiscal years, see Selected Financial Data on page 8.

EQUITY COMPENSATION PLAN INFORMATION

     All stock option plans, as approved by the stockholders, provide for the granting to employees and officers of incentive stock options (as defined under current tax laws) and non-qualified stock options. All of the plans provide for the granting of non-qualified stock options to directors who are not employees. Stock options granted prior to June 1, 2002 are exercisable one year after the date of grant. Stock options granted subsequent to June 1, 2002 vest over a four-year period. Options, if not exercised, will expire five years from the date of grant. Certain options are only exercisable at the end of five years unless a sales target is achieved prior thereto.

                                                                                      (C)
                                                                              NUMBER OF SECURITIES
                                       (A)                                  REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES           (B)            FUTURE ISSUANCE UNDER
                                   TO BE ISSUED        WEIGHTED-AVERAGE        STOCK OPTION PLANS
                                 UPON EXERCISE OF      EXERCISE PRICE OF     (EXCLUDING SECURITIES
STOCK OPTION PLAN CATEGORY     OUTSTANDING OPTIONS    OUTSTANDING OPTIONS   REFLECTED IN COLUMN (A))
--------------------------     --------------------   -------------------   ------------------------
Stock option plans approved
  by stockholders............       2,228,000                $3.28                 1,514,000
                                    ---------                -----                 ---------
Total........................       2,228,000                $3.28                 1,514,000
                                    =========                =====                 =========

ITEM 6. SELECTED FINANCIAL DATA(1)

                                             2003          2002          2001          2000          1999
                                          -----------   -----------   -----------   -----------   -----------
                                           (AMOUNTS IN THOUSANDS, EXCEPT PERCENT, SHARE AND PER SHARE DATA)
Net sales...............................   $421,703      $373,702      $405,697      $416,181      $362,048
Gross profit............................     92,868        83,050        68,700       104,828        84,591
  Percent of net sales..................       22.0          22.2          16.9          25.2          23.4
Operating income (loss)(2)..............     31,079        20,339       (15,045)       46,854        40,258
Percent of net sales....................        7.4           5.4          (3.7)         11.3          11.1
Income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle..................     13,020         2,976       (33,263)       30,474        30,986
  Percent of net sales..................        3.1            .8          (8.2)          7.3           8.6
Income (loss) before cumulative effect
  of a change in accounting principle...      8,796         8,009       (22,453)       20,401        20,724
  Percent of net sales..................        2.1           2.1          (5.5)          4.9           5.7
Cumulative effect of a change in
  accounting principle(3)...............     11,906            --            --            --            --
Net (loss) income.......................     (3,110)        8,009       (22,453)       20,401        20,724
Preferred Stock dividends(5)............        618            --            --            --            --
Net (loss) income applicable to common
  stockholders..........................   $ (3,728)     $  8,009      $(22,453)     $ 20,401      $ 20,724
(Loss) earnings per common
  share(4)(5)(6):
  Basic.................................   $  (0.12)     $   0.25      $  (0.71)     $   0.58      $   0.56
  Diluted...............................      (0.12)         0.25         (0.71)         0.57          0.56
Dividends per share declared(4)(5)(6):
  Preferred Stock.......................   $  1.613            --            --            --            --
  New Common Stock......................      0.120      $  0.060            --            --            --
  Old Common/Class A Stock..............         --         0.060      $  0.120      $  0.120      $  0.105
  New Class B Stock.....................      0.120         0.060            --            --            --
  Old Class B Stock.....................         --         0.054         0.108         0.108         0.095
Cash and cash equivalents...............   $ 60,902      $ 67,379      $ 51,192      $ 87,193      $117,509
Total assets............................    392,929       366,128       362,332       388,175       382,342
Long-term debt (including current
  portion)(7)...........................    164,044       167,131       168,455       166,434       161,363
Stockholders' equity(4)(5)(6)(8)........     74,928        77,818        73,014       112,260       108,933
Capital expenditures....................      7,271         7,846        10,773         9,858         9,378
Depreciation and amortization(9)........      9,543        14,830        15,431        13,076        10,279
                                           --------      --------      --------      --------      --------

                                             2003          2002          2001          2000          1999
                                          -----------   -----------   -----------   -----------   -----------
                                           (AMOUNTS IN THOUSANDS, EXCEPT PERCENT, SHARE AND PER SHARE DATA)
Other financial data:
Cash flow provided by (used in):
  Operating activities..................   $  5,617      $ 34,134      $  5,919      $  4,619      $ 51,989
  Investing activities..................     (7,368)      (14,564)      (30,327)      (15,037)      (48,778)
  Financing activities..................     (4,726)       (3,383)      (11,593)      (19,898)       23,312

---------------

(1) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and the notes thereto.

(2) Fiscal 2001 results include $8,947 of asset impairment, employee severance and other restructuring charges, $4,031 of one-time inventory charges, a $7,583 deferred compensation charge relating to the retirement of an officer of the Company, an additional $2,283 of other non-recurring inventory write-offs, $1,364 of operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at these facilities would cease, a $726 non-cash charge for the re-pricing of a majority of unexercised stock options and $716 of other one-time charges.

(3) In 2003, the Company recorded a transitional goodwill impairment charge of $11.9 million as a cumulative effect of a change in accounting principle. See Note 1 to the Notes to Consolidated Financial Statements.

(4) On May 16, 2003, the Company's Board of Directors authorized the distribution of transferable rights to the Company's Common and Class B stockholders. Stockholders received one right for every ten shares of Common Stock and Class B Stock they held as of July 1, 2003. Each transferable right represented the right to purchase one share of the Company's Series A Cumulative Preferred Stock at the subscription price of $23.70, until the expiration date of August 12, 2003. At the expiration of the offering on August 12, 2003, 262,316 rights had been subscribed.

(5) In October 2002, the Company's Board of Directors approved a plan pursuant to which a new class of cumulative preferred stock would be offered to stockholders in exchange for up to 15,000,000 shares of the Company's Common Stock, with 0.14 shares of Series A Cumulative Preferred Stock being offered in exchange for every share of Common Stock. The Series A Cumulative Preferred Stock receives a cumulative annual dividend of $2.15 and has a liquidation preference of $25.00 plus the amount of any accrued and unpaid dividends. The holders of the Series A Cumulative Preferred Stock has no right to vote, except in limited circumstances. The exchange of 2,315,750 shares of Common Stock for 323,947 shares of Series A Cumulative Preferred Stock was completed on December 27, 2002.

    On February 14, 2003, the Company announced an offer to exchange shares of Series A Cumulative Preferred Stock for up to 12,500,000 shares of the Company's Common Stock, with 0.14 shares of Preferred Stock being offered in exchange for every share of Common Stock. The exchange of 633,082 shares of Common Stock for 88,276 shares of Series A Cumulative Preferred Stock was completed on March 18, 2003.

(6) On March 26, 2002, the Company's stockholders approved a recapitalization plan (the "Plan") which became effective the same day. Under the Plan the holder of each share of Common Stock received 1.1 shares of new Common Stock, the holder of each share of Class A Stock received 1 share of new Common Stock and the holder of each share of Class B Stock received 1.1 shares of new Class B Stock.

(7) In August 1999, a subsidiary of the Company issued $50,000 of 9 3/8% Senior Subordinated Notes, proceeds of which were utilized, in part, to replenish cash used to acquire Trion.

(8) During fiscal 2001, the Company repurchased 2,998,000 shares of old Common and Class A Stock at an average price of $4.39 per share for a total of $13,169, excluding commissions. During fiscal 2000, the Company repurchased 2,768,000 shares of old Common and Class A Stock at an average price of $4.87 per share for a total of $13,484, excluding commissions. During fiscal 1999, the Company repurchased 2,601,000 shares of old Common and Class A Stock at an average price of $5.08 per share for a total of $13,215, excluding commissions.

(9) In accordance with SFAS No. 142, beginning September 1, 2002, the Company no longer amortizes goodwill. Goodwill amortization expense was $3.0 million, $2.7 million, $2.7 million, and $2.4 million in fiscal years 2002, 2001, 2000 and 1999, respectively. See Note 1 to the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

                  OPERATING RESULTS AS A PERCENT OF NET SALES

                                                              2003   2002   2001
                                                              ----   ----   ----
Gross profit................................................  22.0%  22.2%  16.9%
Selling, general and administrative expense.................  14.7   16.9   18.4
Asset impairment, employee severance and other restructuring
  charges...................................................    --     --    2.2
Operating income (loss).....................................   7.4    5.4   (3.7)
Interest expense............................................   4.4    5.0    4.4
Income (loss) before income taxes and cumulative effect of a
  change in accounting principle............................   3.1    0.8   (8.2)
                                                              ----   ----   ----

 NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

                                                           2003      2002      2001
                                                          -------   ------   --------
Net (loss) income applicable to common stockholders.....  $(3,728)  $8,009   $(22,453)
Cumulative effect of a change in accounting principle...   11,906       --         --
Net income (loss) applicable to common stockholders
  before cumulative effect of a change in accounting
  principle.............................................    8,178    8,009    (22,453)
Net income (loss) per common share before cumulative
  effect of a change in accounting principle:
  Basic.................................................  $  0.27   $ 0.25   $  (0.71)
  Diluted...............................................  $  0.27   $ 0.25   $  (0.71)

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2003 (FISCAL 2003), THE YEAR ENDED AUGUST 31, 2002 (FISCAL 2002) AND THE YEAR ENDED AUGUST 31, 2001 (FISCAL
2001)

     THE COMPANY'S RESULTS OF OPERATIONS ARE PRESENTED IN TWO REPORTABLE
SEGMENTS: (1) HEATING, VENTILATION, AIR CONDITIONING, AND REFRIGERATION (HVACR), AND (2) ENGINEERED PRODUCTS. THE HVACR SEGMENT COMPRISES THE COMPANY'S HEATING, VENTILATION, AIR CONDITIONING AND REFRIGERATION SYSTEMS OPERATIONS. THE ENGINEERED PRODUCTS SEGMENT COMPRISES THE COMPANY'S COMMERCIAL AND INDUSTRIAL AIR CLEANING, HUMIDIFICATION AND THERMOELECTRIC PRODUCTS OPERATIONS.

     ON AUGUST 26, 2003, THE BOARD OF DIRECTORS OF THE COMPANY DECIDED TO CHANGE THE COMPANY'S FISCAL YEAR END FROM AUGUST 31 TO DECEMBER 31. THE COMPANY INTENDS TO FILE A TRANSITION REPORT ON FORM 10-Q TO COVER THE TRANSITION PERIOD OF SEPTEMBER 1, 2003 TO DECEMBER 31, 2003.

     Net sales for fiscal 2003 totaled $421.7 million, an increase of 12.8% from sales of $373.7 million in fiscal 2002. The sales increase in fiscal 2003 reflects a $49.5 million, or 14.9%, increase in sales in the HVACR segment to $382.2 million compared to $332.7 million in fiscal 2002. Sales in the HVACR segment increased in all major global markets despite a general decline in pricing. In the Engineered Products segment, sales were $39.5 million in fiscal 2003 compared to $41.0 million in fiscal 2002. The 3.6% sales decline was due to continued weak demand in the capital equipment market for commercial and industrial air cleaners.

     Net sales for fiscal 2002 of $373.7 million, declined by approximately 7.9% compared to sales of $405.7 million in fiscal 2001. Sales declined in all segments due to the weak global economic environment. In the HVACR segment, sales of $332.7 million reflected a decline of 7.6% compared to $360.0 million in fiscal

2001, due to weak market conditions following two previous cool summers in the North American market which reduced demand for room air conditioners, weakness in demand for cooling products in the wireless telecom capital equipment market and general weakness in international markets, particularly in Europe, as well as continued global deflationary pressures which resulted in a decline in pricing. In the Engineered Products segment sales of $41.0 million declined by approximately 10.4% compared to $45.7 million in fiscal 2001. The decline was primarily the result of a decrease in sales of fan filter units used in cleanroom applications due to the weak semi-conductor capital equipment market.

     Gross profit improved to $92.9 million in fiscal 2003 from $83.0 million in fiscal 2002. The gross profit percentage was 22.0% of net sales in fiscal 2003 as compared to 22.2% in fiscal 2002. The decline reflects continued deflationary effects on pricing, overhead absorption variances at Engineered Products production facilities due to lower production and sales and to higher manufacturing engineering costs related to the movement of additional high-volume production to Asia and start-up expenses related to supporting the introduction of new products globally.

     In fiscal 2002, the gross profit percentage for the fiscal year improved to 22.2% of net sales from 16.9% in fiscal 2001. The increase reflects improvements in the Company's cost structure following the restructuring implemented at the end of fiscal 2001, which resulted in the transfer of a majority of the production of room air conditioners and all dehumidifiers and compressors from North America to China.

     Selling, general and administrative expenses for fiscal 2003 were $61.9 million, or 14.7% of net sales, as compared to $63.1 million, or 16.9% of net sales, in fiscal 2002. The decrease was primarily due to the elimination of goodwill amortization expense. Selling, general and administrative expenses for fiscal 2002 were $63.1 million, or 16.9% of net sales, compared to $74.8 million or 18.4% of net sales, in fiscal 2001. The decline reflected continued cost reduction efforts as the result of the integration of acquired companies. Fiscal 2001 expenses included a one-time compensation charge of $7.6 million.

     Operating income increased 52.8% in fiscal 2003 to $31.1 million, or 7.4% of net sales, compared to $20.3 million, or 5.4% of net sales, in fiscal 2002, which included $3.0 million in goodwill amortization expense. The increase in operating income reflects higher sales and improved operating leverage within the HVACR segment. Operating income was $20.3 million for fiscal 2002, or 5.4% of net sales, compared to an operating loss of $15.0 million in fiscal 2001, which included $8.9 million in asset impairment, employee severance, and other restructuring charges, a $7.6 million compensation charge, $4.0 million of one-time inventory charges, $2.3 million of other non-recurring inventory write-offs, $1.4 million of operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at these facilities would cease, and $0.7 million of other one-time charges.

     Net interest expense decreased in fiscal 2003 to $18.5 million, or 4.4% of net sales, compared to $18.6 million, or 5.0% of net sales, in fiscal 2002 due to lower borrowing costs on the Company's short-term lines of credit. Net interest expense increased in fiscal 2002 to $18.6 million, or 5.0% of net sales, compared to $17.8 million, or 4.4% of net sales, in fiscal 2001 due to lower cash balances at the beginning of the fiscal year and cash used for acquisitions during the year.

     Upon adoption of SFAS No. 142, the Company was required to perform a transitional goodwill impairment test. The transitional goodwill impairment test was completed during the fourth quarter of fiscal year 2003. As a result, the Company recognized a non-cash transitional goodwill impairment charge of $11.9 million in its Engineered Products segment, because the projected financial performance of the Engineered Products segment was insufficient to support the related goodwill. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of September 1, 2002.

     Net income in fiscal 2003 applicable to common stockholders before the cumulative effect of a change in accounting principle was $8.2 million, or 27 cents diluted earnings per common share, compared to net income of $8.0 million, or 25 cents diluted earnings per common share, in fiscal 2002. Net loss applicable to common stockholders in fiscal 2003, including the $11.9 million non-cash transitional goodwill impairment charge, was $3.7 million, or 12 cents diluted loss per common share. In fiscal 2002, net income improved to $8.0 million, or 25 cents diluted earnings per common share, compared to a net loss of $22.5 million, or 71 cents diluted loss per common share, in fiscal 2001. Net income in fiscal 2002 benefited from a $6.0 million reduction in accrued tax liabilities. The reduction was due to reserves no longer required for federal, state and foreign tax purposes primarily due to favorable audit results and a change in estimate for foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital requirements of the Company are seasonal, with cash balances peaking in the fourth fiscal quarter and the greatest utilization of its lines of credit occurring early in the calendar year. The Company ended fiscal 2003 with $60.9 million in cash and cash equivalents compared to $67.4 million at August 31, 2002. In August 2002, the Company received a federal tax refund of $8.3 million due to recent changes in U.S. tax laws that allowed the Company to extend the carry-back period for certain federal net operating losses from 2 to 5 years.

     Net cash provided by operations in fiscal 2003 amounted to $5.6 million compared to $34.1 million in the prior year. Cash provided by operations declined primarily as a result of increased finished goods inventories, offset in part by an increase in accounts payable. Net inventories at the end of the year were $78.9 million compared to $48.6 million at the end of the last fiscal year. The increase in finished goods was the result of a build up of inventory to support in-season sales due to the shift offshore of production of high volume products and to support sales of new products globally.

     In fiscal 2003 the company completed two exchange offers in which a new class of cumulative preferred stock was offered to stockholders in exchange for the Company's Common Stock. The exchange offers were intended to provide an opportunity to stockholders interested in a security that will provide significantly higher dividends than the Common Stock. The exchange of 2,315,750 shares of Common Stock for 323,947 shares of Series A Cumulative Preferred Stock was completed on December 27, 2002, and the exchange of 633,082 shares of Common Stock for 88,276 shares of Series A Cumulative Preferred Stock was completed on March 18, 2003.

     Subsequently, the Company distributed transferable rights to the Company's Common and Class B stockholders enabling them to purchase the Series A Cumulative Preferred Stock at a discount to market prices. The rights offering was made to raise capital for possible future strategic acquisitions, to decrease the use of debt for working capital, and for general corporate purposes. As of the expiration of the offer on August 12, 2003, 262,316 rights had been subscribed for gross proceeds to the Company of $6,167.

     Net cash used in investing activities by the Company in fiscal 2003 was $7.4 million versus $14.6 million in the prior year. Investments in acquisitions and joint ventures for the year amounted to $1.3 million. In March 2003, the Company entered into a joint venture with Nanjing Suning High & New Technology Industrial Park Co., Ltd. to manufacture split-type air conditioners in China. The Company has a 2/3 interest in the joint venture, Fedders Suning Nanjing Co., Ltd. Capital expenditures for the year were $7.3 million compared to $7.8 million in fiscal 2002, and were primarily related to investments in tooling, machinery and equipment to support production in Asia.

     Net cash used in financing activities in fiscal 2003 amounted to $4.7 million and consisted primarily of $4.1 million of cash dividends and repayments of debt of $6.4 million offset by $6.2 million in proceeds from a rights offering. Net cash used in financing activities in the prior year was $3.4 million and consisted primarily of $3.7 million of cash dividends.

     In fiscal 2003, the Company's $100 million revolving credit facility was utilized during the five-month period from January through May with a maximum outstanding balance during the fiscal year of $41.8 million. The term of this credit facility was extended to February 1, 2006. The Company also utilized short-term borrowing facilities to support production in the Company's China operations. There was a maximum outstanding balance of $26.7 million in China during fiscal 2003.

     The following summarizes Fedders' contractual cash obligations and commercial commitments at August 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                                     PAYMENTS DUE BY PERIOD
                                      ----------------------------------------------------
                                                            LESS THAN
                                                 -------------------------------    AFTER
CONTRACTUAL OBLIGATION                 TOTAL     1 YEAR    2-3 YEARS   4-5 YEARS   5 YEARS
----------------------                --------   -------   ---------   ---------   -------
                                                     (AMOUNTS IN THOUSANDS)
Long-term debt, including current
  maturities........................  $159,772   $ 4,014    $2,304     $150,003    $3,451
Capital lease obligations...........     5,675       735     1,685        1,862     1,393
Operating leases and contractual
  minimum payments..................    19,596     3,463     5,954        5,441     4,738
Short term notes....................     7,520     7,520        --           --        --
                                      --------   -------    ------     --------    ------
Total contractual cash
  obligations.......................  $192,563   $15,732    $9,943     $157,306    $9,582
                                      ========   =======    ======     ========    ======

     From time to time, subsidiaries of the Company may guarantee the debt of certain unconsolidated joint ventures, up to a maximum of the Company's ownership percentage in the unconsolidated joint venture. The Company currently holds no collateral for such guarantees, and has not recorded corresponding obligations. The Company's subsidiaries would be obligated to perform in the event the unconsolidated joint ventures fail to pay the principal and interest on the loans or fail to comply with the terms of the loan agreement.

                                                         COMMITMENTS BY PERIOD
                                           -------------------------------------------------
                                                              LESS THAN
                                                    ------------------------------   AFTER 5
OTHER COMMERCIAL COMMITMENTS               TOTAL    1 YEAR   2-3 YEARS   4-5 YEARS    YEARS
----------------------------               ------   ------   ---------   ---------   -------
                                                        (AMOUNTS IN THOUSANDS)
Guarantee of debt........................  $3,000    $600       --        $2,400       --
                                           ------    ----       --        ------       --
Total commercial commitments.............  $3,000    $600       --        $2,400       --
                                           ======    ====       ==        ======       ==

     Management believes that the Company's cash, earnings and borrowing capacity are adequate to meet the demands of its operations and its long-term credit requirements.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. The adoption of this statement in the first quarter of fiscal year 2003 did not have a material effect on the Company's financial position, results of operations and its cash flows.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this statement at the beginning of its fiscal year 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations and its cash flows.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. SFAS 146 is effective for the Company for disposal activities initiated after December 31, 2002 and will be applied prospectively.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires enhanced and additional disclosures of guarantees in interim and annual financial statements for periods ending after December 15, 2002. The Company adopted this statement in the second quarter of fiscal year 2003.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("SFAS 123")." This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure requirements of this statement in the second quarter of fiscal year 2003.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003 the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part, and indicated that it would provide further clarification of this interpretation before December 31, 2003. The Company has determined that it is not reasonably probable that it will be required to consolidate or disclose information about a variable interest entity.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, generally all provisions of this statement should be applied prospectively. The adoption of this statement in the fourth quarter of fiscal year 2003 did not have a material effect on the Company's financial position, results of operations and its cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement changes the accounting for certain financial instruments that issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement in the fourth quarter of fiscal year 2003 did not have a material effect on the Company's financial position, results of operations and its cash flows.

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

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

  DEFERRED TAX ASSETS

     At August 31, 2003, the Company has foreign net operating loss carry-forwards of approximately $1.3 million, for which the Company has recorded a deferred tax asset. For the Company to realize the benefit of its deferred tax asset, the Company must achieve future earnings prior to the expiration of its net operating loss carry-forwards. The Company has established a valuation allowance against the future tax benefit of a portion of its net operating loss carry-forwards. The Company may need to further adjust that valuation allowance if future earnings are, or are projected to be, significantly different from current estimates. The valuation allowance reflects the uncertainty associated with the realization of deferred tax assets. The increase in the valuation reserve was due primarily to foreign net operating losses.

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the recoverability of the carrying amount of an asset or asset group should be assessed. The Company assesses the carrying amount of the asset or asset group by comparing the carrying amount to the estimate of cash inflows, net of outflows. If the estimated net cash inflows are less than the asset carrying amount, the asset is written down to fair value. Fair value is based upon quoted market prices, if available. When quoted market prices are not available, the Company estimates fair value based upon the selling prices of similar assets or valuation techniques. The Company must estimate the net cash inflows to assess an asset or asset group carrying amount and fair value. Estimates are based upon internal budgets and forecasts. A change in the utilization of the assets or a decision to exit certain product lines or manufacturing locations could impact the Company's estimate of future cash flows. A decrease in estimated future cash flows could reduce the fair values of long-lived assets, increasing the likelihood of impairment, which could have a significant impact on the Company's consolidated results of operations and financial position.

     The Company is required to test goodwill for impairment at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry amount. The Company has elected to perform the annual tests for indications of goodwill impairment as of September 30 of each year. The Company identifies potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. The Company determines fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. The Company measures the amount of goodwill impairment loss by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting segment goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized as an operating expense.

  WARRANTY AND DEFECTIVE RETURNS

     The Company's air conditioner products are covered by standard product warranty plans that extend from 1 to 5 years. In addition, major retailers have consumer return policies which allow consumers the ability to return product that may be defective in lieu of field service. Upon return to the Company, these units are inspected, repaired as required, reboxed and held for future sale as factory reconditioned products. A portion of those units returned is not repairable. At the time revenue is recognized, upon shipment, measurements of those sales are reduced by estimates of the future costs associated with fulfilling warranty obligations and for the expense associated with repairing or scrapping defective returns.

     The Company estimates warranty costs and defective returns utilizing historical failure and defective return rates, which may or may not be indicative of future rates. The estimate for warranty obligations and defective returns is a critical accounting estimate for the HVACR segment.

     Over the past 3 years, warranty and defective return costs represented approximately 5.5% of sales for the HVACR segment. Each quarter, the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, is reevaluated.

     The Company has discussed the development and selection of this critical accounting estimate with the Audit Committee of its Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this MD&A.

RISK FACTORS

     Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company at August 31, 2003 and 2002, and for the years ended August 31, 2003, 2002 and 2001, the notes thereto and the report of the Company's independent auditors thereon are included at pages F-1 through F-38, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company including its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. During the Company's last fiscal quarter, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on April 27, 2004, which section is incorporated herein by reference. For information with respect to the Company's executive officers, see Part I of this Form 10-K.

     The Company has adopted a code of ethics for its principal executive officer and senior financial officers pursuant to Section 406 of the Sarbanes Oxley Act. Copies of the code are available free of charge by writing to Secretary, Fedders Corporation, 505 Martinsville Road, Liberty Corner, NJ 07938.

     Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors' determination as to whether one or more members is a financial expert is incorporated by reference to the Company's Proxy Statement referred to above.

ITEM 11.  EXECUTIVE COMPENSATION

     See the section entitled "Executive Compensation" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on April 27, 2004, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the sections entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on April 27, 2004, which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section entitled "Election of Directors" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on April 27, 2004, which section is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     See the section entitled "Independent Public Accountants" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on April 27, 2004, which section is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     (a) 1.  Financial Statements

     The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                                PAGE #
                                                              -----------
Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the years ended August 31, 2003, 2002
  and 2001..................................................          F-1
Consolidated Balance Sheets at August 31, 2003 and 2002.....          F-2
Consolidated Statements of Cash Flows for the years ended
  August 31, 2003, 2002 and 2001............................          F-3
Consolidated Statements of Stockholders' Equity for the
  years ended August 31, 2003, 2002 and 2001................          F-4
Notes to Consolidated Financial Statements..................     F-5-F-34
Independent Auditors' Reports...............................  F-35 & F-38

     (a) 2.  Financial Statement Schedule

Consolidated Schedule as of and for the years ended August
  31, 2003, 2002 and 2001
II.  Valuation and Qualifying Accounts......................         F-37

     All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

     (a) 3.  Exhibits

 (3)  (i)   Restated Certificate of Incorporation of the Company filed as Exhibit (A) to Annex (A) of the Company's Proxy
            Statement/Prospectus dated January 9, 2002 and incorporated herein by reference.
            By-Laws of the Company, filed as Exhibit 3(ii) to the
      (ii)  Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 and incorporated herein by reference.
 (4)  (i)   Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 10, 1997 and
            incorporated herein by reference.
            Registration Statement on Form S-4 filed with the Securities
      (ii)  and Exchange Commission on January 24, 2000 and incorporated herein by reference.
(10)  (i)   Stock Option Plan VIII, filed as Annex F to the Company's
            Proxy Statement -- Prospectus dated May 10, 1996 and
            incorporated herein by reference.
            Employment Agreement between the Company and Sal Giordano,
      (ii)  Jr. effective December 14, 2001, filed as Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 and incorporated herein by reference.
(21)        Subsidiaries.
(23)        Consent of Deloitte & Touche LLP.
(31)        Certifications pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.
(32)        Certifications pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

     (b) Reports on Form 8-K.

     Current Report on Form 8-K dated October 14, 2003, reporting the Company's year-end results for fiscal year 2003.

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

November 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                      DATE
              ---------                               -----                      ----

     /s/ SALVATORE GIORDANO, JR.          Chairman and Chief Executive     November 26, 2003
--------------------------------------       Officer and a Director
       Salvatore Giordano, Jr.            (Principal Executive Officer)

        /s/ WILLIAM J. BRENNAN                      Director               November 26, 2003
--------------------------------------
          William J. Brennan

          /s/ DAVID C. CHANG                        Director               November 26, 2003
--------------------------------------
            David C. Chang

        /s/ MICHAEL L. DUCKER                       Director               November 26, 2003
--------------------------------------
          Michael L. Ducker

         /s/ JOSEPH GIORDANO                        Director               November 26, 2003
--------------------------------------
           Joseph Giordano

            /s/ C. A. KEEN                          Director               November 26, 2003
--------------------------------------
              C. A. Keen

         /s/ HOWARD S. MODLIN                       Director               November 26, 2003
--------------------------------------
           Howard S. Modlin

         /s/ S. A. MUSCARNERA                       Director               November 26, 2003
--------------------------------------
           S. A. Muscarnera

         /s/ ANTHONY E. PULEO                       Director               November 26, 2003
--------------------------------------
           Anthony E. Puleo

         /s/ MICHAEL GIORDANO               Executive Vice President,      November 26, 2003
--------------------------------------   Finance and Administration and
           Michael Giordano                  Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)

                              FEDDERS CORPORATION

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                     YEAR ENDED AUGUST 31,
                                                              ------------------------------------
                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE
                                                                      AND PER SHARE DATA)
Net sales...................................................   $421,703     $373,702     $405,697
Costs and expenses:
  Cost of sales.............................................    328,835      290,652      336,997
  Selling, general and administrative expense...............     61,904       63,108       74,798
  Asset impairment, employee severance and other
     restructuring (credits) charges........................       (115)        (397)       8,947
                                                               --------     --------     --------
                                                                390,624      353,363      420,742
                                                               --------     --------     --------
Operating income (loss).....................................     31,079       20,339      (15,045)
Partners' net interest in joint venture results.............        (14)         713         (160)
Interest expense (net of interest income of $1,409, $1,232
  and $2,934 in 2003, 2002 and 2001, respectively)..........    (18,546)     (18,617)     (17,845)
Other income (expense)......................................        501          541         (213)
                                                               --------     --------     --------
Income before income taxes and cumulative effect of a change
  in accounting principle...................................     13,020        2,976      (33,263)
Provision (benefit) for income taxes........................      4,224       (5,033)     (10,810)
                                                               --------     --------     --------
Income (loss) before cumulative effect of a change in
  accounting principle......................................      8,796        8,009      (22,453)
Cumulative effect of a change in accounting principle.......     11,906           --           --
                                                               --------     --------     --------
Net (loss) income...........................................     (3,110)       8,009      (22,453)
Preferred stock dividends...................................       (618)          --           --
                                                               --------     --------     --------
Net (loss) income applicable to common stockholders.........     (3,728)       8,009      (22,453)
Other comprehensive (loss) income:
Foreign currency translation, net of tax....................       (933)         853       (1,037)
                                                               --------     --------     --------
Comprehensive (loss) income.................................   $ (4,661)    $  8,862     $(23,490)
                                                               ========     ========     ========
Earnings (loss) per common share:
  Basic/diluted earnings (loss) per common share before
     cumulative effect of a change in accounting principle,
     less preferred stock dividends.........................   $   0.27     $   0.25     $  (0.71)
  Cumulative effect of a change in accounting principle.....      (0.39)          --           --
                                                               --------     --------     --------
  Basic/diluted (loss) earnings per common share............   $  (0.12)    $   0.25     $  (0.71)
                                                               ========     ========     ========
Weighted average shares:
  Basic.....................................................     30,638       31,492       31,808
  Diluted...................................................     30,704       31,494       31,808
Dividends per share declared:
  New Common Stock..........................................   $  0.120     $  0.060           --
  Old Common/Class A Stock..................................         --        0.060     $  0.120
  New Class B Stock.........................................      0.120        0.060           --
  Old Class B Stock.........................................         --        0.054        0.108
  Preferred Stock...........................................      1.613           --           --
                                                               ========     ========     ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    AUGUST 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 60,902     $ 67,379
  Accounts receivable (less allowances of $2,032 and $2,613
     in 2003 and 2002, respectively)........................     35,178       31,768
  Net inventories...........................................     78,948       48,580
  Deferred income taxes.....................................      7,654        5,620
  Assets held for sale......................................      8,564           --
  Other current assets......................................     21,463       13,564
                                                               --------     --------
Total current assets........................................    212,709      166,911
Net property, plant and equipment...........................     55,860       66,846
Deferred income taxes.......................................      8,224        2,867
Goodwill....................................................     78,630       90,536
Other intangible assets.....................................      1,788        1,556
Other assets................................................     35,718       37,412
                                                               --------     --------
TOTAL ASSETS................................................   $392,929     $366,128
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term notes..........................................   $  7,520     $  9,829
  Current portion of long-term debt.........................      4,652        3,362
  Accounts payable..........................................     56,812       41,888
  Income taxes payable......................................      5,452        5,955
  Accrued expenses..........................................     48,552       37,099
                                                               --------     --------
Total current liabilities...................................    122,988       98,133
Long-term debt..............................................    159,392      163,769
OTHER LONG-TERM LIABILITIES:
  Warranty..................................................        805        1,285
  Other.....................................................     30,232       20,940
Partners' interest in joint ventures........................      4,584        4,183
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value, 15,000 shares authorized,
  675 and none issued at August 31, 2003 and 2002,
  respectively..............................................          7           --
Common Stock, $0.01 par value, 70,000 shares authorized,
  35,278 and 38,249 issued at August 31, 2003 and 2002,
  respectively..............................................        353          382
Class B Stock, $0.01 par value, 5,000 shares authorized,
  2,493 issued at August 31, 2003 and 2002, respectively....         25           25
Additional paid-in capital..................................     74,025       68,870
Retained earnings...........................................     40,179       47,551
Accumulated other comprehensive loss........................     (2,245)      (1,312)
                                                               --------     --------
                                                                112,344      115,516
Deferred compensation.......................................        (94)        (376)
Treasury stock, at cost, 8,158 shares of Common Stock at
  August 31, 2003 and 2002, respectively....................    (37,322)     (37,322)
                                                               --------     --------
Total stockholders' equity..................................     74,928       77,818
                                                               --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $392,929     $366,128
                                                               ========     ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED AUGUST 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $ (3,110)  $  8,009   $(22,453)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization.............................     9,543     14,830     15,431
  Deferred income taxes.....................................     4,341      6,756     (5,950)
  Tax benefit related to stock options exercised............        --         --        134
  Stock option repricing charge.............................       147       (339)       726
  Fixed asset impairment....................................        --         --      6,206
  Goodwill impairment.......................................    11,906         --         --
  Partners' net interest in joint venture results...........        14       (713)       160
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable.......................................    (3,410)    (6,667)     3,639
  Inventories...............................................   (30,368)    25,557      8,215
  Other current assets......................................    (7,899)    (6,755)      (812)
  Other assets..............................................     2,751     (4,238)      (704)
  Income taxes payable......................................      (503)      (471)    (4,631)
  Accounts payable..........................................    14,924        673        665
  Accrued expenses..........................................    11,317     (2,858)     1,434
  Other long-term liabilities...............................    (2,920)      (285)     4,320
  Other -- net..............................................    (1,116)       635       (461)
                                                              --------   --------   --------
Net cash provided by operating activities...................     5,617     34,134      5,919
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..................    (7,271)    (7,846)   (10,773)
Disposal of property, plant and equipment...................     1,236      1,290        140
Acquisition of businesses, net of cash acquired.............    (1,333)    (8,008)   (19,694)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (7,368)   (14,564)   (30,327)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from short-term notes..............    (2,309)     2,238      3,717
Repayments of long-term debt................................    (4,087)    (3,666)    (2,826)
Proceeds from long-term borrowing...........................     1,000      2,000      4,519
Proceeds from stock options exercised.......................        30          1        526
Cash dividends..............................................    (4,126)    (3,725)    (3,914)
Repurchases of capital stock................................        --         --    (13,237)
Proceeds from stock rights subscribed.......................     6,167         --         --
Cost of offerings and recapitalization......................    (1,401)      (428)      (587)
Other.......................................................        --        197        209
                                                              --------   --------   --------
Net cash used in financing activities.......................    (4,726)    (3,383)   (11,593)
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (6,477)    16,187    (36,001)
Cash and cash equivalents at beginning of year..............    67,379     51,192     87,193
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 60,902   $ 67,379   $ 51,192
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE:
  Net interest paid.........................................  $ 18,345   $ 16,880   $ 16,857
  Income taxes paid.........................................       970        967        379
                                                              --------   --------   --------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Property, plant and equipment acquired under capital
    leases..................................................        --         --   $    826
                                                              ========   ========   ========
  Property, plant and equipment contributed to joint
    ventures................................................  $    340   $  4,908         --
                                                              ========   ========   ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  YEAR ENDED AUGUST 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
PREFERRED STOCK
  Balance at beginning of year..............................        --         --         --
  Issuance of shares upon Exchange Offer....................  $      4         --         --
  Stock rights subscribed...................................         3         --         --
                                                              --------   --------   --------
  Balance at end of year....................................  $      7         --         --
                                                              ========   ========   ========
NEW COMMON STOCK
  Balance at beginning of year..............................  $    382         --         --
  Stock options exercised...................................        --   $      1         --
  Issuance of shares upon recapitalization..................        --        381         --
  Exchange of shares upon Preferred Stock exchange offer....       (29)        --         --
                                                              --------   --------   --------
  Balance at end of year....................................  $    353   $    382         --
                                                              ========   ========   ========
OLD COMMON STOCK
  Balance at beginning of year..............................        --   $ 16,135   $ 16,135
  Exchange of shares upon recapitalization..................        --    (16,135)        --
                                                              --------   --------   --------
  Balance at end of year....................................        --         --   $ 16,135
                                                              ========   ========   ========
CLASS A STOCK
  Balance at beginning of year..............................        --   $ 20,298   $ 19,825
  Stock options exercised...................................        --         --        425
  Exchange of shares upon recapitalization..................        --    (20,298)        --
  Other.....................................................        --         --         48
                                                              --------   --------   --------
  Balance at end of year....................................        --         --   $ 20,298
                                                              ========   ========   ========
NEW CLASS B STOCK
  Balance at beginning of year..............................  $     25         --         --
  Issuance of shares upon recapitalization..................        --   $     25         --
                                                              --------   --------   --------
  Balance at end of year....................................  $     25   $     25         --
                                                              ========   ========   ========
OLD CLASS B STOCK
  Balance at beginning of year..............................        --   $  2,267   $  2,267
  Exchange of shares upon recapitalization..................        --     (2,267)        --
                                                              --------   --------   --------
  Balance at end of year....................................        --         --   $  2,267
                                                              ========   ========   ========
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year..............................  $ 68,870   $ 31,146   $ 29,591
  Stock options exercised...................................        30          1      1,114
  Tax benefit related to stock options exercised............        --         --        134
  Cost of offerings and recapitalization....................    (1,401)      (428)      (587)
  Stock option repricing....................................       147       (339)       726
  Effect of recapitalization and exchange offer.............        23     38,294         --
  Proceeds from rights offering.............................     6,167         --         --
  Other.....................................................       189        196        168
                                                              --------   --------   --------
  Balance at end of year....................................  $ 74,025   $ 68,870   $ 31,146
                                                              ========   ========   ========
RETAINED EARNINGS
  Balance at beginning of year..............................  $ 47,551   $ 43,313   $ 69,575
  Net (loss) income.........................................    (3,110)     8,009    (22,453)
  Dividends.................................................    (4,262)    (3,771)    (3,809)
                                                              --------   --------   --------
  Balance at end of year....................................  $ 40,179   $ 47,551   $ 43,313
                                                              ========   ========   ========
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year..............................  $ (1,312)  $ (2,165)  $ (1,128)
  Foreign currency translation adjustment, net of tax.......      (933)       853     (1,037)
                                                              --------   --------   --------
  Balance at end of year....................................  $ (2,245)  $ (1,312)  $ (2,165)
                                                              ========   ========   ========
DEFERRED COMPENSATION
  Balance at beginning of year..............................  $   (376)  $   (658)  $   (940)
  Amortization of deferred compensation.....................       282        282        282
                                                              --------   --------   --------
  Balance at end of year....................................  $    (94)  $   (376)  $   (658)
                                                              ========   ========   ========
TREASURY STOCK
  Balance at beginning of year..............................  $(37,322)  $(37,322)  $(23,065)
  Repurchase of stock.......................................        --         --    (13,237)
  Shares relinquished or purchased..........................        --         --     (1,020)
                                                              --------   --------   --------
  Balance at end of year....................................  $(37,322)  $(37,322)  $(37,322)
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

FISCAL YEAR

     On August 26, 2003, the Board of Directors of the Company decided to change the Company's fiscal year end from August 31 to December 31. The Company intends to file a transition report on Form 10-Q to cover the transition period of September 1, 2003 to December 31, 2003.

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

INVENTORIES

     Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write-downs are recorded in the period in which they are identified. Inventories consist of the following at August 31:

                                                               2003      2002
                                                              -------   -------
Finished goods..............................................  $52,226   $25,364
Work-in-process.............................................    5,114     3,042
Raw materials and supplies..................................   21,608    20,174
                                                              -------   -------
                                                              $78,948   $48,580
                                                              =======   =======

                              FEDDERS CORPORATION

OTHER CURRENT ASSETS

     Other current assets consist of the following at August 31:

                                                               2003      2002
                                                              -------   -------
VAT tax refund receivable...................................  $16,105   $ 8,048
Other.......................................................    5,358     5,516
                                                              -------   -------
                                                              $21,463   $13,564
                                                              =======   =======

PROPERTY, PLANT AND EQUIPMENT

     Replacements, betterments and additions to property, plant and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in cost of sales or selling, general and administrative expense, as appropriate. Net property, plant and equipment consist of the following at August 31:

                                                     ESTIMATED
                                                    USEFUL LIFE       2003       2002
                                                   --------------   --------   --------
Land and improvements............................                   $  1,508   $  3,770
Buildings and leasehold improvements.............  10 to 30 years     31,423     40,246
Machinery and equipment..........................   3 to 12 years    100,581     98,271
                                                                    --------   --------
Property, plant and equipment -- gross...........                    133,512    142,287
Accumulated depreciation.........................                    (77,652)   (75,441)
                                                                    --------   --------
Net property, plant and equipment................                   $ 55,860   $ 66,846
                                                                    ========   ========

The Company, using estimates based on reasonable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate the carrying amount of its assets might not be recoverable and appropriately records any necessary adjustments. Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. Depreciation expense for the fiscal years ended August 31, 2003, 2002 and 2001 was $9,112, $10,394 and $10,671, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company records the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. The Company adopted the provisions of SFAS 142 as of September 1, 2002. Under SFAS 142, the Company is required to test goodwill for impairment at least annually. The Company has elected to perform its annual test for indications of goodwill impairment as of September 30 of each year. The Company identifies potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. The Company determines fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. The Company measures the amount of goodwill impairment loss by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the segment goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized as an operating expense.

     The Company completed the transitional goodwill impairment test during the fourth quarter for fiscal 2003. The Company did not identify any impairment within its HVACR reporting segment but has recognized a non-cash goodwill impairment charge of $11.9 million within its Engineered Products reporting segment. The projected financial performance of the Engineered Products reporting segment was insufficient to support

                              FEDDERS CORPORATION
the related goodwill. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of September 1, 2002.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of September 1, 2002. The following table presents the annual results of the Company on a comparable basis:

                                                            YEAR ENDED AUGUST 31,
                                                         ----------------------------
                                                          2003      2002       2001
                                                         -------   -------   --------
Net (loss) income:
Reported net (loss) income applicable to common
  stockholders.........................................  $(3,728)  $ 8,009   $(22,453)
Goodwill amortization, net of tax......................       --     2,000      1,827
                                                         -------   -------   --------
Adjusted net (loss) income applicable to common
  stockholders.........................................  $(3,728)  $10,009   $(20,626)
                                                         =======   =======   ========
Basic net (loss) earnings per common share:
Reported basic net (loss) earnings per common share....  $ (0.12)  $  0.25   $  (0.71)
Goodwill amortization..................................       --      0.06       0.06
                                                         -------   -------   --------
Adjusted basic net (loss) earning per common share.....  $ (0.12)  $  0.31   $  (0.65)
                                                         =======   =======   ========
Diluted net (loss) earnings per common share:
Reported diluted net (loss) earning per common share...  $ (0.12)  $  0.25   $  (0.71)
Goodwill amortization..................................       --      0.06       0.06
                                                         -------   -------   --------
Adjusted diluted net (loss) earning per common share...  $ (0.12)  $  0.31   $  (0.65)
                                                         =======   =======   ========

     Goodwill and other intangible assets consist of the following at August 31:

                                                               2003      2002
                                                              -------   -------
Goodwill....................................................  $78,630   $90,536
                                                              =======   =======
Gross other amortizable intangibles.........................  $ 3,189   $ 2,787
Accumulated amortization....................................   (1,401)   (1,231)
                                                              -------   -------
Other intangible assets.....................................  $ 1,788   $ 1,556
                                                              =======   =======

As of August 31, 2003 and 2002, the Company had goodwill of $70,133 reflected in its HVACR reportable segment. As of August 31, 2003 and 2002, the Company had goodwill of 8,497 and 20,403 in its Engineered Products reportable segments, respectively. Other intangible assets primarily include a right associated with a joint venture that is being amortized over 20 years. Amortization expense for the fiscal years ended August 31, 2003, 2002 and 2001, is $181, $215 and $187, respectively. Estimated amortization expense for other intangibles will be approximately $120 for each of the next five years and $1,188 thereafter.

                              FEDDERS CORPORATION

OTHER ASSETS

     Other assets consist of the following at August 31:

                                                               2003      2002
                                                              -------   -------
Note due from an executive officer (note 11)................  $ 6,000   $ 6,000
Unamortized deferred finance costs, amortized over the life
  of the debt...............................................    2,413     3,112
Cash surrender value of life insurance......................    7,939     7,227
Supplemental retirement assets..............................    7,389     8,858
Investment in unconsolidated joint ventures (note 12).......    9,979     9,784
Other.......................................................    1,998     2,431
                                                              -------   -------
                                                              $35,718   $37,412
                                                              =======   =======

ACCRUED EXPENSES

     Accrued expenses consist of the following at August 31:

                                                               2003      2002
                                                              -------   -------
Warranty....................................................  $ 8,855   $ 6,173
Marketing programs..........................................   14,371     8,867
Salaries and benefits.......................................   10,962     8,901
Insurance and taxes.........................................    3,512     3,944
Professional fees...........................................    1,274       923
Other.......................................................    9,578     8,291
                                                              -------   -------
                                                              $48,552   $37,099
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

SHIPPING AND HANDLING FEES AND COSTS

     Costs associated with the handling and warehousing of finished goods are charged to selling, general and administrative expense and amounted to $5,811, $4,817 and $3,819 in 2003, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are charged to selling, general and administrative expense as incurred and amounted to $9,478, $8,896 and $9,086 in 2003, 2002 and 2001, respectively.

                              FEDDERS CORPORATION

STOCK COMPENSATION

     The Company accounts for stock options issued to its employees under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                           2003      2002      2001
                                                          -------   ------   --------
Net (loss) income applicable to common
  stockholders -- as reported...........................  $(3,728)  $8,009   $(22,453)
Deduct: Total stock-based employee compensation expense
  determined under fair-value-based method for all
  awards, net of related tax effects....................      360      779        496
                                                          -------   ------   --------
Pro forma net (loss) income.............................  $(4,088)  $7,230   $(22,949)
                                                          =======   ======   ========
Net (loss) income per common share:
     Basic and diluted -- as reported...................  $ (0.12)  $ 0.25   $  (0.71)
     Basic and diluted -- pro forma.....................  $ (0.13)  $ 0.23   $  (0.72)

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

RISKS AND UNCERTAINTIES

     Through certain subsidiary companies, the Company has operations in a number of countries, including China, India, Germany, the United Kingdom and the Philippines. Of our thirteen manufacturing facilities, six are in China.

     The Company's foreign operations, at times, may be adversely affected by changes in government policies such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports and sources of supply, duties or tariffs, the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of restrictions on currency conversion and remittances abroad and the expropriation of private enterprise. In addition, policy concerns particular to the United States with respect to a country in which the Company has operations could adversely affect the Company's operations in that country.

     The Company monitors its operations with a view to minimizing the impact on its foreign investments and overall business that could arise as a result of the risks inherent in maintaining operations in foreign countries as described above.

EARNINGS PER SHARE

     Basic earnings (loss) per common share are computed by dividing net income
(loss) applicable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share are computed by adjusting outstanding shares assuming conversion of all potentially dilutive stock options. In 2001, stock options were not included in the computation of diluted (loss) per common share due to their anti-dilutive effect given the net loss for the year. The number of anti-dilutive stock options excluded from the computation of diluted (loss) per common share was

                              FEDDERS CORPORATION

289,274 for 2001. The computation of basic earnings (loss) per common share and diluted earnings (loss) per share is as follows:

                                                          2003      2002       2001
                                                         -------   -------   --------
Net (loss) income applicable to common stockholders....  $(3,728)  $ 8,009   $(22,453)
                                                         -------   -------   --------
Weighted average shares outstanding (amounts in
  thousands)...........................................   30,638    31,492     31,808
Assumed conversion of stock options (amounts in
  thousands)...........................................       66         2         --
                                                         -------   -------   --------
Dilutive average shares outstanding (amounts in
  thousands)...........................................   30,704    31,494     31,808
                                                         =======   =======   ========
(Loss) earnings per common share:
  Basic................................................  $ (0.12)  $  0.25   $  (0.71)
  Diluted..............................................    (0.12)     0.25      (0.71)
                                                         =======   =======   ========

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, short term notes and accrued expenses approximates fair value due to the short maturity of these instruments. At August 31, 2003 and 2002, the fair value of long-term debt (including current portion), is estimated to be $138,731 and $146,776, respectively, based on current market rates that could be obtained by the Company for similar debt.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The Company's use of derivative financial instruments is limited primarily to the use of forward foreign currency exchange contracts to mitigate certain foreign currency exchange rate risks relative to Canadian dollar receivables, Euro dollar payables, and Philippine peso payables. Such contracts are not designated as hedges and any changes in fair value are recognized in "Other income (expense)" in the current period. The Company does not have any such contracts outstanding as of August 31, 2003 and 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. The adoption of this statement in the first quarter of fiscal year 2003 did not have a material effect on the Company's financial position, results of operations and its cash flows.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this statement at the beginning of its fiscal year 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations and its cash flows.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. SFAS 146 is effective for the Company for disposal activities initiated after December 31, 2002 and will be applied prospectively.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement

                              FEDDERS CORPORATION
provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires enhanced and additional disclosures of guarantees in interim and annual financial statements for periods ending after December 15, 2002. The Company adopted this statement in the second quarter of fiscal year 2003.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("SFAS 123")." This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure requirements of this statement in the second quarter of fiscal year 2003.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003 the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part, and indicated that it would provide further clarification of this interpretation before December 31, 2003. The Company has determined that it is not reasonably probable that it will be required to consolidate or disclose information about a variable interest entity.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, generally all provisions of this statement should be applied prospectively. The adoption of this statement in the fourth quarter of fiscal year 2003 did not have a material effect on the Company's financial position, results of operations and its cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement changes the accounting for certain financial instruments that issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement in the fourth quarter of fiscal year 2003 did not have a material effect on the Company's financial position, results of operations and its cash flows.

2. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

     In the fourth quarter of 2001, the Company announced a plan to restructure its then existing operations, which included the transfer of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed-

                              FEDDERS CORPORATION
asset impairments, employee severance costs, inventory write-downs and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694 of charges in the fourth quarter of 2001, of which $4,747 is recorded within cost of sales and $8,947 is recorded within asset impairment, employee severance and other restructuring (credits) charges. In fiscal year 2002, the Company recorded a restructuring credit of $397 due to a change in estimate for accrued medical costs related to terminated employees. In fiscal year 2003, the Company expended $408, primarily for facility closing costs and recorded a restructuring credit of $115 associated with a gain on the disposal of certain fixed assets previously impaired as part of the 2001 restructuring.

     The following table displays the activity and balances of the restructuring reserve account from August 31, 2001 to August 31, 2003:

                            AUGUST 31,                            AUGUST 31,                            AUGUST 31,
                               2001                                  2002                                  2003
                             BALANCE     ADDITIONS   DEDUCTIONS    BALANCE     ADDITIONS   DEDUCTIONS    BALANCE
                            ----------   ---------   ----------   ----------   ---------   ----------   ----------
Workforce reductions......    $1,773         --        $1,152       $  621         --         $ 35        $  586
Facility closing costs....       787         --           126          661         --          184           477
Other costs...............       517         --           114          403         --          189           214
                              ------       ----        ------       ------       ----         ----        ------
  Total...................    $3,077         --        $1,392       $1,685         --         $408        $1,277
                              ======       ====        ======       ======       ====         ====        ======

The remaining balance of $1,277, which consists primarily of workforce reduction and facility closing costs, is expected to be expended during fiscal 2004. The final amounts will be settled upon the expiration period for workers' compensation claims and completion of facility clean up and waste removal.

3.  CONTINGENCIES

     The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on its financial position, results of operations and cash flows.

4.  SHORT-TERM BORROWING

     At August 31, 2003 and 2002, the Company had no short-term borrowing outstanding under its $100,000 U.S. revolving credit facility with a commercial finance company. Availability under the revolving credit facility is based on accounts receivable and inventory and requires maintenance of certain financial covenants. The Company is currently in compliance with the terms of these covenants.

     The maximum amount outstanding under the credit facility was $41,841 and $62,726 during fiscal 2003 and 2002, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $8,440 and 3.89% in fiscal 2003. The credit facility is collateralized by substantially all of the Company's assets and is in effect until February 2006. The rate of interest on the facility is prime rate or LIBOR plus 2%.

     At August 31, 2003 and 2002, certain foreign subsidiaries had short-term notes of $7,520 and $9,829, respectively, outstanding under loan agreements with various banks. The current notes bear interest ranging from 3.15% to 12.38% and expire no later than June 2004.

     The Company utilized various short-term borrowing facilities to support production in China. At August 31, 2003 and 2002, the outstanding balance under these borrowing facilities was $7,000 and $9,473, respectively. The maximum amount outstanding under these credit facilities was $26,726 and $11,451 during fiscal 2003 and 2002, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under these credit facilities were $19,578 and 5.64% in fiscal 2003.

                              FEDDERS CORPORATION

5.  LONG-TERM DEBT

     Long-term debt consists of the following at August 31:

                                                                2003       2002
                                                              --------   --------
9 3/8% Senior Subordinated Notes due in 2007:
  $100,000 principal amount less unamortized discount of
     $189 and $237..........................................  $ 99,811   $ 99,763
  $50,000 principal amount less unamortized discount of
     $1,175 and $1,468......................................    48,825     48,532
Fedders Koppel promissory note..............................     2,140      3,574
Promissory note payable to the State of Illinois............     1,804      2,129
Trion Industrial Revenue Bond...............................     3,200      3,200
Eubank Manufacturing Enterprises, Inc. Industrial Revenue
  Bond......................................................     1,517      1,809
Eubank Manufacturing Enterprises, Inc. promissory note......       599        890
Melcor, State of New Jersey Economic Development Bond.......       906      1,037
Eubank Manufacturing Enterprises, Inc. mortgage.............       970      1,019
Capital lease obligations...................................     4,272      5,178
                                                              --------   --------
                                                               164,044    167,131
Less current maturities.....................................     4,652      3,362
                                                              --------   --------
                                                              $159,392   $163,769
                                                              ========   ========

     Aggregate amounts of long-term debt, excluding capital leases of $4,272, maturing in each of the years ending August 31 are as follows:

YEAR                                                            AMOUNT
----                                                           --------
2004........................................................   $  4,014
2005........................................................      1,605
2006........................................................        699
2007........................................................    149,347
2008........................................................        656
Thereafter..................................................      3,451
                                                               --------
  Total.....................................................   $159,772
                                                               ========

     Aggregate future minimum rental payments under capital leases are as follows:

YEAR                                                           AMOUNT
----                                                           ------
2004........................................................   $  735
2005........................................................      843
2006........................................................      842
2007........................................................      840
2008........................................................    1,022
Thereafter..................................................    1,393
                                                               ------
Total minimum lease payments................................    5,675
Less amount representing interest...........................    1,403
                                                               ------
Total obligation under capital leases.......................   $4,272
                                                               ======

     In August 1997, a subsidiary of the Company issued $100,000 principal amount of 9 3/8% Senior Subordinated Notes due 2007. In August 1999, the same subsidiary issued an additional $50,000 principal amount of 9 3/8% Senior Subordinated Notes due 2007. The notes are guaranteed by the Company on a senior

                              FEDDERS CORPORATION
subordinated basis. The notes may be redeemed by the subsidiary after August 2002 at a redemption price of 104.688% of principal amount. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary.

     The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next five years, and is collateralized by a mortgage on the Company's Illinois facility.

     The Trion Industrial Revenue Bond is due in November 2011, bears interest at a variable rate which fluctuates in accordance with the Bond Market Association Index, and requires no principal payments until maturity. This bond is collateralized by Trion's Sanford, North Carolina facility, including real property and equipment.

     The Fedders Koppel promissory note payable to a Philippines bank is to be paid over the next two years, bears interest at PHIBOR plus 3%, and is guaranteed by the Company.

     The Eubank Manufacturing Enterprises, Inc. Industrial Revenue Bond has been paid in October 2003. The bond is collateralized by certain real property and equipment, is guaranteed by the Company, and bears interest at a variable rate calculated as 75% of the sum of LIBOR plus 1.75.

     The Eubank Manufacturing Enterprises, Inc. promissory note due to Flag Bank is to be paid next year and has a variable rate of interest, payable at the prime rate. The promissory note is collateralized by certain real property and equipment.

     The loan from the New Jersey Economic Development Corporation to Melcor Corporation has an interest rate of 6.6%, is to be paid over the next seven years and is collateralized by Melcor's facility and certain equipment.

     In June 2003, Eubank Manufacturing Enterprises Inc. refinanced its mortgage with Bank One and repaid the mortgage payable to Bank of America Leasing and Capital. The new loan has an interest rate of 4.25%, is to be paid over the next five years and is collateralized by a mortgage on Eubank's facility.

6.  COMMITMENTS

     The Company leases certain property and equipment under operating leases. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair rental value for a period of one month to five years. The Company also has contractual minimum payments under license agreements. Minimum payments for operating leases having non-cancelable terms and contractual minimum payments under the license agreements are as follows:

YEAR                                                           AMOUNT
----                                                           -------
2004........................................................   $ 3,463
2005........................................................     3,001
2006........................................................     2,953
2007........................................................     2,729
2008........................................................     2,712
Thereafter..................................................     4,738
                                                               -------
  Total.....................................................   $19,596
                                                               =======

     Total rent and licensing expense amounted to $8,556, $5,715 and $2,958 in 2003, 2002 and 2001, respectively.

                              FEDDERS CORPORATION

7.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following components at August 31:

                                                          2003      2002       2001
                                                         ------   --------   --------
Current: Federal.......................................  $ (465)  $(12,101)  $ (5,472)
          State........................................     151       (181)       (53)
          Foreign......................................     197        493        531
                                                         ------   --------   --------
                                                           (117)   (11,789)    (4,994)
                                                         ------   --------   --------
Charge in lieu of income taxes.........................      --         --        134
                                                         ------   --------   --------
Deferred: Federal......................................   4,264      6,497     (5,783)
           State.......................................      77        259       (167)
                                                         ------   --------   --------
                                                          4,341      6,756     (5,950)
                                                         ------   --------   --------
                                                         $4,224   $ (5,033)  $(10,810)
                                                         ======   ========   ========

     The exercise of stock options to acquire shares of the Company's stock creates a compensation deduction for income tax purposes for which there is no corresponding expense required for financial reporting purposes. The tax benefits related to these deductions are reflected as a charge in lieu of income taxes and a credit to additional paid-in capital. The Company elected to carry back its 2001 and 2002 U.S. net operating losses.

     Deferred tax assets and liabilities result from temporary differences between assets and liabilities for financial reporting and income tax purposes, and include the components related to acquired companies. The components are as follows at August 31:

                                                                2003      2002
                                                              --------   -------
Warranty....................................................  $  3,453   $ 2,710
Depreciation................................................   (10,123)   (7,114)
Employee benefit programs...................................     7,363     7,256
Inventory...................................................     3,558     2,202
Net operating loss and tax credit carry-forwards............       820     2,294
Restructuring...............................................       470       509
Other.......................................................      (619)    1,405
                                                              --------   -------
                                                                 4,922     9,262
Valuation allowance.........................................      (775)     (775)
                                                              --------   -------
                                                              $  4,147   $ 8,487
                                                              ========   =======

     At August 31,2003, $7,654 of current deferred tax benefit was included in current assets, $8,224 of long-term deferred benefit was included in non-current asset, and $11,731 of deferred income tax liability was included in other long-term liabilities.

                              FEDDERS CORPORATION

     The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items at August 31:

                                                           2003     2002       2001
                                                          ------   -------   --------
Expected tax at statutory rate..........................  $4,557   $ 1,042   $(11,642)
Tax difference on foreign earnings......................    (508)     (568)        75
Valuation allowance reflected in current income.........      --        98       (356)
State taxes, less federal income tax benefit............     120        50       (143)
Prior-year provisions no longer required................      --    (6,048)        --
Other...................................................      55       393      1,256
                                                          ------   -------   --------
                                                          $4,224   $(5,033)  $(10,810)
                                                          ======   =======   ========

     At August 31, 2003, the Company has foreign net operating loss carry-forwards of approximately $1,300. The valuation allowance reflects the uncertainty associated with the realization of deferred tax assets. The increase in the valuation reserve in 2002 was due primarily to foreign net operating losses. During the fourth quarter of 2002, the Company recorded a tax benefit of $6,048 to reflect favorable tax audit resolutions and the reduction in world-wide tax exposures.

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

     The HVACR segment designs, manufactures and distributes window, residential split system condensing units and air handlers, gas furnaces, multi-split systems, through-the-wall, portable and packaged unit air conditioners, residential humidifiers, dehumidifiers and air cleaners. HVACR products are distributed through a variety of sales channels including national retailers, regional retailers, wholesale distributors, catalog supply houses, private label/OEM, government direct and the Internet.

     The Engineered Products segment designs, manufactures and distributes commercial and industrial media filters, electronic filters, humidifiers, dust collectors, fan filter units and solid-state thermoelectric heat pump modules. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

                              FEDDERS CORPORATION

SUMMARY OF BUSINESS BY SEGMENT:

                                                         2003       2002       2001
                                                       --------   --------   --------
Net sales
HVACR................................................  $382,219   $332,748   $359,964
Engineered Products..................................    39,484     40,954     45,733
                                                       --------   --------   --------
Net sales............................................  $421,703   $373,702   $405,697
                                                       ========   ========   ========
Earnings before interest, taxes and cumulative effect
  of changes in accounting principle
HVACR................................................  $ 32,934   $ 25,908   $  7,387
Engineered Products..................................       194     (1,663)        15
                                                       --------   --------   --------
Segment earnings before interest, taxes and goodwill
  impairment.........................................    33,128     24,245      7,402
                                                       --------   --------   --------
Goodwill impairment, asset impairment, employee
  severance and other restructuring charges
  (credits)..........................................    11,791       (397)     8,947
Non-allocated expenses...............................     1,677      3,049     13,873
Interest expense, net................................    18,546     18,617     17,845
Provision (benefit) for income tax expense...........     4,224     (5,033)   (10,810)
                                                       --------   --------   --------
Net (loss) income....................................  $ (3,110)  $  8,009   $(22,453)
                                                       ========   ========   ========

            DEPRECIATION AND AMORTIZATION                2003       2002       2001
            -----------------------------              --------   --------   --------
HVACR................................................  $  7,175   $ 10,409   $ 10,532
Engineered Products..................................     2,033      3,779      3,686
Corporate............................................       335        642      1,213
                                                       --------   --------   --------
  Consolidated depreciation and amortization.........  $  9,543   $ 14,830   $ 15,431
                                                       ========   ========   ========
Property, plant and equipment additions
HVACR................................................  $  6,478   $  5,955   $  8,979
Engineered Products..................................       330      1,796      1,662
Corporate............................................       463         95        132
                                                       --------   --------   --------
  Consolidated property, plant and equipment
  Additions..........................................  $  7,271   $  7,846   $ 10,773
                                                       ========   ========   ========
Total assets
HVACR................................................  $250,967   $212,931   $224,914
Engineered Products..................................    53,024     66,173     57,712
Non-allocated assets.................................    88,938     87,024     79,706
                                                       --------   --------   --------
  Consolidated assets................................  $392,929   $366,128   $362,332
                                                       ========   ========   ========

SUMMARY OF NET SALES BY GEOGRAPHIC AREA(1)

                                                         U.S.      OTHER    CONSOLIDATED
                                                       --------   -------   ------------
2003.................................................  $340,432   $81,271     $421,703
2002.................................................   321,666    52,036      373,702
2001.................................................   336,530    69,167      405,697

                              FEDDERS CORPORATION

---------------

(1) "Other" includes the Company's net sales principally to Asia, Europe, Canada and Mexico.

SUMMARY OF LONG-LIVED ASSETS BY GEOGRAPHIC AREA(2)

                                                         U.S.      OTHER    CONSOLIDATED
                                                       --------   -------   ------------
2003.................................................  $110,688   $45,481     $156,169
2002.................................................   128,575    41,238      169,813
2001.................................................   142,434    26,564      168,998

---------------

(2) "Other" includes long-lived assets located principally in Asia.

     In 2003, two customers accounted for 48% of net sales; in 2002 and 2001, two customers accounted for 49% of net sales.

     It is not practical for the Company to report revenues for each product or group of similar products. A majority of the Company's internal reports provide detailed information by legal entity, but there is no one uniform customer or product information management system.

9.  CAPITAL STOCK

     On May 16, 2003, the Company's Board of Directors authorized the distribution of transferable rights to the Company's Common and Class B stockholders. Stockholders received one right for every ten shares of Common Stock and Class B Stock they held as of July 1, 2003. Each transferable right represented the right to purchase one share of the Company's Series A Cumulative Preferred Stock at the subscription price of $23.70, until the expiration date of August 12, 2003. As of August 12, 2003, 262,316 rights had been subscribed.

     In October 2002, the Company's Board of Directors approved a plan pursuant to which a new class of cumulative Preferred Stock would be offered to stockholders in exchange for up to 15,000,000 shares of the Company's Common Stock, with 0.14 shares of Preferred Stock being offered in exchange for every share of Common Stock. The Series A Cumulative Preferred Stock receives a cumulative annual dividend of $2.15 and has a liquidation preference of $25.00 plus the amount of any accrued and unpaid dividends. The holders of the Series A Cumulative Preferred Stock has no right to vote, except in limited circumstances. The exchange of 2,315,750 shares of Common Stock for 323,947 shares of Series A Cumulative Preferred Stock was completed on December 27, 2002.

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

                              FEDDERS CORPORATION

Stock and new Class B Stock. The old Class B Stock automatically converted into shares of old Common Stock if the number of outstanding shares of old Class B Stock fell below 5.0% of the aggregate number of issued and outstanding shares of old Common Stock and old Class B Stock.

     Series A Cumulative Preferred Stock (15,000,000 shares authorized): The Series A Cumulative Preferred Stock receives a cumulative annual dividend of $2.15 and has a liquidation preference of $25.00 plus the amount of any accrued and unpaid dividends. The holders of the Series A Cumulative Preferred Stock has no right to vote, except in limited circumstances.

     New Common Stock (70,000,000 shares authorized): 3,741,757 shares of new Common Stock were reserved for the exercise of stock options and 2,394,046 shares of new Common Stock were reserved for the conversion of shares of new Class B Stock as of August 31, 2002.

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

     Class A Stock (60,000,000 shares authorized): During fiscal 2001, 1,065,600 shares were repurchased for $4,252. An additional 224,259 shares were received by employees in connection with the exercise of stock options. During fiscal 2000, 2,200,100 shares were repurchased for $9,904. An additional 154,071 shares were received by employees in connection with the exercise of stock options. Class A Stock had rights, including dividend rights, substantially identical to the old Common Stock, except that the Class A Stock was not entitled to vote except to the extent provided under Delaware law. Class A Stock was immediately convertible into old Common Stock on a share-for-share basis upon conversion of all of the Class B Stock.

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

                              FEDDERS CORPORATION

     The following table summarizes the number of shares outstanding by class of stock:

                           NEW COMMON   OLD COMMON                    NEW CLASS B   OLD CLASS B   PREFERRED
                             STOCK         STOCK      CLASS A STOCK      STOCK         STOCK        STOCK
                           ----------   -----------   -------------   -----------   -----------   ---------
Balance at August 31,
  2000...................         --     15,567,559     15,706,892            --     2,266,406          --
Purchase of treasury
  stock..................         --     (1,932,800)    (1,065,600)           --            --          --
Stock options
  exercised..............         --             --        425,055            --            --          --
Other....................         --             --       (176,361)           --            --          --
                           ----------   -----------    -----------     ---------    ----------     -------
Balance at August 31,
  2001...................         --     13,634,759     14,889,986            --     2,266,406          --
Stock options
  exercised..............         --             --            400            --            --          --
Recapitalization.........  29,888,621   (13,634,759)   (14,890,386)    2,493,046    (2,266,406)         --
Other....................    202,444             --             --            --            --          --
                           ----------   -----------    -----------     ---------    ----------     -------
Balance at August 31,
  2002...................  30,091,065            --             --     2,493,046            --          --
Stock options
  exercised..............     10,000             --             --            --            --          --
Exchange offer...........  (2,948,942)           --             --            --            --     412,521
Stock rights
  subscribed.............         --             --             --            --            --     262,316
Other....................    (32,358)            --             --            --            --          --
                           ----------   -----------    -----------     ---------    ----------     -------
Balance at August 31,
  2003...................  27,119,765            --             --     2,493,046            --     674,837
                           ==========   ===========    ===========     =========    ==========     =======

10.  STOCK OPTION PLANS

     The stock option plan, as approved by the stockholders, provides for the granting to employees and officers of incentive stock options (as defined under current tax laws) and non-qualified stock options. The plan provides for the granting of non-qualified stock options to directors who are not employees. Stock options granted prior to June 1, 2002 are exercisable one year after the date of grant. Stock options granted subsequent to June 1, 2002 vest over a four-year period. Options, if not exercised, will expire five years from the date of grant. Certain options are only exercisable at the end of five years unless a sales target is achieved prior thereto.

     In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options, reducing the exercise price to $3.625 per share, which was the fair market value of the Class A Stock on the date of repricing. The Company recorded a non-cash charge of $726 due to the repricing in fiscal 2001. In fiscal 2002, the Company recorded a $339 reduction to compensation expense to reflect changes in the market price of the Company's stock. In fiscal 2003, the Company recorded a non-cash charge of $147 to reflect changes in the market price of the Company's stock.

     The stock option plan summary and changes during each year are presented below:

                                                  EXERCISE                EXERCISE
                                        2003      PRICE(1)      2002      PRICE(1)      2001
                                     ----------   --------   ----------   --------   ----------
Options outstanding at beginning of
  year.............................   2,514,000    $3.31      1,630,000    $3.66      2,483,000
Granted............................          --               1,423,000    $3.01         79,000
Canceled/Expired...................    (276,000)   $3.48       (539,000)   $3.59       (507,000)
Exercised..........................     (10,000)   $3.02             --                (425,000)
                                     ----------    -----     ----------    -----     ----------
Options outstanding at end of
  year.............................   2,228,000    $3.28      2,514,000    $3.31      1,630,000
Options exercisable at end of
  year.............................     317,000    $3.05         78,000    $3.61        551,000
                                     ==========    =====     ==========    =====     ==========
Exercise price per share...........  $     2.65              $     2.65              $     2.84
                                        to 5.00                 to 5.00                 to 4.63
                                     ==========              ==========              ==========

                              FEDDERS CORPORATION

---------------

(1) weighted average

     Options exercisable at August 31, 2003 have an average exercise price of $3.05. There were no stock options granted during fiscal 2003. The weighted-average grant-date fair value of the stock options granted during 2002 and 2001 was $1.47 and $1.46, respectively. The fair value of each option granted is estimated on the date of grant using the Binomial option pricing model with the following weighted-average assumptions:

                                                              2002   2001
                                                              ----   ----
Expected dividend yield.....................................  3.98%  2.84%
Risk-free rate..............................................   2.9%   5.7%
Expected life in years......................................     4      4
Volatility..................................................    68%    45%

     The following table summarizes information on stock options outstanding at August 31, 2003:

                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                    ------------------------------------   ----------------------
                                      NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                     OUTSTANDING     LIFE(1)     PRICE(1)   EXERCISABLE   PRICE(1)
---------------                     -----------   -----------   --------   -----------   --------
$2.65 - 2.80......................      70,000       3.44        $2.74            --      $  --
$3.02 - 3.02......................   1,242,000       3.87         3.02       303,000       3.02
$3.63 - 3.63......................     867,000       1.39         3.63        14,000       3.63
$4.50 - 5.00......................      49,000       2.69         4.53            --         --
                                     ---------       ----        -----       -------      -----
                                     2,228,000       2.86        $3.28       317,000      $3.05
                                     =========       ====        =====       =======      =====

---------------

(1) weighted average

11.  PENSION PLANS AND OTHER COMPENSATION ARRANGEMENTS

     The Company maintains a 401(k) defined contribution plan covering all U.S. employees. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $649, $1,064 and $1,496, in 2003, 2002 and 2001, respectively.

     In fiscal 2002, the Company entered into an employment agreement with an officer that has a term that extends through September 2006. The agreement provides for annual base and incentive compensation, a non-interest bearing, uncollateralized loan, which the Company expects to collect in six yearly installments over the six-year period following the officer's termination of employment (see note 1), a retirement contribution that vests over the life of the agreement and restricted stock, of which a portion vests in January 2004 and a portion vests in January 2007. The Company is amortizing the retirement contribution over the vesting period and the restricted stock, commencing on the date of grant, over the remaining life of the agreement.

     Due to the retirement of another officer in fiscal 2001, the Company recorded additional compensation of $7,583 to selling, general and administrative expense as a result of changes in the underlying estimate. This change in estimate was due primarily to the timing of the executive's decision to retire, since the compensation formula includes factors based upon prior year's base salary and bonus. Therefore, the effects of this change in estimate are not attributable to future periods. This officer or his beneficiary is required to be paid a monthly benefit for 10 years, commencing upon his retirement in fiscal 2001. The benefit is based upon his compensation in the year prior to retirement, pursuant to an employment agreement entered into in 1993.

     The Company provides a portion of health care and life insurance benefits for certain retired employees who elect to participate in the Company's plan. SFAS 106 requires accrual accounting for all post-retirement benefits other than pensions. At August 31, 2003 and 2002, post-retirement benefits, although immaterial, were fully accrued with no significant change between these dates.

                              FEDDERS CORPORATION

12.  ACQUISITIONS AND JOINT VENTURES

     In March 2003, the Company entered into a joint venture with Nanjing Suning High & New Technology Industrial Park Co., Ltd. to manufacture split-type air conditioners in China. The Company has a 2/3 interest in the joint venture, Fedders Suning Nanjing Co., Ltd. The joint venture is included within the HVACR reportable segment. The Company's investment in the joint venture amounted to $1.3 million. This joint venture is consolidated into the Company's financial statements with Nanjing Suning's 1/3 interest accounted for as a minority interest. This transaction was accounted for as a business combination

     The Company completed the acquisition, in the first quarter of fiscal 2002, of a wholly-owned air conditioning manufacturing operation in Shanghai, China, now called Fedders Shanghai Co., Ltd. This subsidiary is included within the HVACR reportable segment. This plant has fully replaced the production of room air conditioners previously produced at the Company's Tennessee plant, which ceased production as part of the 2001 restructuring plan. The purchase price of $4.6 million was allocated based on the fair market value of the assets acquired, which consisted primarily of inventory and fixed assets. The excess of purchase price over the fair market value of the assets acquired was allocated to goodwill ($0.6 million).

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

     In October 2001, the Company entered into a joint venture with Voltas Limited ("Voltas") to produce room air conditioners in India. Fedders and Voltas each have a 50% interest in the joint venture, Universal Comfort Products Pvt. Ltd, which produces room and ductless split system air conditioners. This joint venture is included within the HVACR reportable segment. The Company's investment in the joint venture amounted to $4.9 million. The Company reports the results of the joint venture by the equity method of accounting.

     In January 2002, Rotorex Company, Inc. ("Rotorex"), a subsidiary of the Company, and Dong Fang Electromechanical, a subsidiary of China North Industries Group Corporation, entered into an agreement to form a joint venture to manufacture rotary compressors for air conditioners, in Xi'an, China. This joint venture is included within the HVACR reportable segment. The Company's investment in the joint venture amounted to $4.0 million. Rotorex has a 50% interest in Xi'an Fedders Dong Fang Air Conditioner Compressor Co. Ltd. The Company reports the results of the joint venture by the equity method of accounting.

     The Company's consolidated financial statements include the operating results of the acquired businesses and joint ventures from the date of acquisition or the commencement of the joint venture. On a pro forma basis, as if the businesses had been acquired or the joint ventures entered into at the beginning of the fiscal year, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for the fiscal year.

13.  GUARANTEES

     In November 2002, FASB Interpretation ("FIN") 45, "Guarantor's Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was approved by the FASB. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires enhanced and additional disclosures of

                              FEDDERS CORPORATION
guarantees in interim and annual financial statements for periods ending after December 15, 2002. The Company adopted this statement in the second quarter of fiscal year 2003.

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

     The following table displays the activity and balances of the product warranty liability from August 31, 2002 to August 31, 2003:

                                                              TWELVE MONTHS
                                                                  ENDED
                                                               AUGUST 31,
                                                                  2003
                                                              -------------
Warranty balance at August 31, 2002.........................    $  7,458
Accruals for warranties issued during the period............      12,770
Settlements made during the period..........................     (10,568)
                                                                --------
Warranty balance at August 31, 2003.........................    $  9,660
                                                                ========

  LOAN GUARANTEES

     Guarantees of subsidiary debt by the Parent and subsidiaries consist of the following at August 31, 2003:

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

          (ii) The Parent and various subsidiaries guarantee the obligations of certain subsidiaries under a $100 million working capital line of credit. The line of credit bears interest at LIBOR plus 2% or the prime rate of Wachovia Bank and expires in February 2006. The Parent and guarantor subsidiaries would be required to perform under the guarantees in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. There is no outstanding loan balance at August 31, 2003.

          (iii) The Parent guarantees the obligations of its subsidiary, Melcor Corporation ("Melcor"), under a $1.3 million New Jersey Economic Development Authority Economic Development Bond. The bond bears interest at the rate of 6.6% per annum and matures in July 2010. The Parent would be required to perform under the guaranty in the event that Melcor fails to pay the principal of and interest on the bond or fails to comply with the provisions of the bond agreement pursuant to which the bond was issued. The outstanding loan balance at August 31, 2003 is $0.9 million.

                              FEDDERS CORPORATION

          (iv) The Parent and Melcor Corporation guarantee the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc. ("Eubank"), under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 7.16% per annum and expires in December 2007. The Parent and Melcor Corporation would be required to perform under the guarantee in the event Eubank fails to pay rent when due or fails to comply with the provisions of the lease agreement. The outstanding loan balance at August 31, 2003 is $2.4 million.

          (v) The Parent and a subsidiary, NYCOR North America, Inc., guarantee the obligations of Eubank Manufacturing Enterprises, Inc., a subsidiary, under a $2 million Development Authority of Dooly County, Georgia Economic Development Bond. The bond bears interest at the floating rate of 75% of the sum of LIBOR plus 1.75% per annum and matures in December 2008. The Parent and NYCOR North America would be required to perform under the guarantee in the event Eubank fails to pay the principal of and interest on the bond, when due, or fails to comply with the provisions of the bond agreement. The outstanding loan balance at August 31, 2003 is $1.5 million, which was paid in October 2003.

          (vi) The Parent guarantees the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under a loan agreement providing for a loan of $2.0 million. The loan bears interest at the prime rate of Flag Bank and matures in February 2007. The Parent would be required to perform under the guaranty in the event Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at August 31, 2003 is $0.6 million.

          (vii) The Parent guarantees the obligations of a subsidiary, Fedders Shanghai Co., Ltd. ("FSC") under a working capital line of credit totaling $6 million. The line of credit bears interest at the rate of SIBOR + 1.5% per annum and matures at various dates. The Parent would be obligated to perform under the guarantee in the event that FSC fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at August 31, 2003.

          (viii) The Parent guarantees the obligations of a subsidiary, Polenz GmbH ("Polenz"), under a Euro 6 million working capital line of credit. The line of credit bears interest at the rate of LIBOR + 2.5% per annum and matures June 2004. The Parent would be obligated to perform under the guarantee in the event Polenz fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at August 31, 2003.

          (ix) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Ph peso 320 million term loan. The loan bears interest at the rate of PHIBOR + 3% per annum and matures May 2005. The Parent would be obligated to perform under the guarantee in the event that FK fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at August 31, 2003 is $2.1 million.

     The Company also provides loan guarantees to two joint ventures which are not consolidated in the Company's financial statements:

          (i) Fedders International, Inc., ("FI") a subsidiary of the Company, guarantees up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 230 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2006. FI would be obligated to perform under the guaranty in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI's exposure under the guarantee at August 31, 2003 is approximately $2.4 million.

          (ii) Fedders Indoor Air Quality (Suzhou) Co., Ltd., ("FIAQ"), a subsidiary of the Company, guarantees up to RMB 5 million of the obligations of Xi'an Fedders Dong Fang Air Conditioner Compressor Co., Ltd., ("FDF"), a 50%-owned joint venture of the Company, under a working capital line of credit. The line of credit bears interest at rate set by the People's Bank of China and matures in January 2004. FIAQ would be obligated to perform its obligations under the guaranty in the event FDF

                              FEDDERS CORPORATION
     fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. FIAQ's maximum exposure under the guarantee is approximately $0.6 million as of August 31, 2003.

14.  ASSETS HELD FOR SALE

     In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this statement at the beginning of its fiscal year 2003.

     In connection with a restructuring of the Company's operations in 2001 (note 2), the Company ceased production at its Walkersville, Maryland facility, part of the Company's HVACR reportable segment. In December 2002, the Company began the process of actively marketing the sale of the Walkersville facility. The sale is expected to be completed no later than December 2003. The Company anticipates the selling price of the facility will exceed its net book value after consideration of selling expenses associated with marketing the facility for sale. A vacant property belonging to the Company in Ningbo, China is also being marketed for sale and the sale is expected to be completed no later than June 2004. At August 31, 2003, assets totaling $8,564, which consist of land, land improvements, buildings, and building improvements have been classified as "Assets Held for Sale" and are no longer being depreciated in accordance with SFAS 144.

     The following table presents the carrying amount, by asset class, of the "Assets Held for Sale" at August 31:

                                                               2003
                                                              ------
Land and land improvements..................................  $2,181
Building, net...............................................   4,587
Building improvements, net..................................   1,796
                                                              ------
Assets Held for Sale........................................  $8,564
                                                              ======

15.  SUBSEQUENT EVENTS

     On October 21, 2003, the Company entered into a joint venture with Jiangsu Xingrong Hi-Tech Company ("Xingrong") to design, produce and market heat exchangers used in air conditioners. The Company and Xingrong each have a 50% interest in the joint venture, Changzhou Fedders Xingrong Air Conditioner Components Co., Ltd.

     The Eubank Manufacturing Enterprises, Inc. Industrial Revenue Bond has been paid in October 2003.

16.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Company are the Issuer and the Guarantor, respectively, of the Senior Subordinated Notes due 2007, of which $100,000 were issued in August 1997 and $50,000 were issued in August 1999 (note 5). The Company's guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for FNA, the Company, and its subsidiaries other than FNA, and should be read in conjunction with the consolidated financial statements of the Company.

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                                       FISCAL YEAR ENDED AUGUST 31, 2003
                                          -----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                 ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                          --------   --------   ---------   -----------   -----------
Net sales...............................  $328,577   $114,583         --     $(21,457)     $421,703
Cost of sales...........................   257,860     92,432         --      (21,457)      328,835
Selling, general and administrative
  expense(a)............................    32,821     28,357    $   726           --        61,904
Asset impairment, employee severance and
  other restructuring credits...........      (115)        --         --           --          (115)
                                          --------   --------    -------     --------      --------
Operating income (loss).................    38,011     (6,206)      (726)          --        31,079
Partners' net interest in joint venture
  results...............................        --        (14)        --           --           (14)
Equity income in investment.............        --         --     (2,402)       2,402            --
Interest expense, net(b)................   (16,147)    (2,126)      (273)          --       (18,546)
Other income............................       356        157        (12)          --           501
                                          --------   --------    -------     --------      --------
Income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle..................    22,220     (8,189)    (3,413)       2,402        13,020
Provision (benefit) for income taxes....     7,134     (2,607)      (303)          --         4,224
                                          --------   --------    -------     --------      --------
Net income (loss) before cumulative
  effect of a change in accounting
  principle.............................    15,086     (5,582)    (3,110)       2,402         8,796
Cumulative effect of a change in
  accounting principle..................     6,906      5,000         --           --        11,906
                                          --------   --------    -------     --------      --------
Net income (loss).......................  $  8,180   $(10,582)   $ (3110)    $  2,402      $ (3,110)
                                          ========   ========    =======     ========      ========
Preferred stock dividend................        --         --        618           --           618
                                          --------   --------    -------     --------      --------
Income (loss) applicable to common
  stockholders..........................  $  8,180   $(10,582)   $(3,728)    $  2,402      $ (3,728)
                                          ========   ========    =======     ========      ========
Foreign currency translation, net of
  tax...................................      (804)      (138)      (933)         942          (933)
                                          --------   --------    -------     --------      --------
Comprehensive income (loss).............  $  7,376   $(10,720)   $(4,661)    $  3,344      $ (4,661)
                                          ========   ========    =======     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                                      FISCAL YEAR ENDED AUGUST 31, 2002
                                           FEDDERS    ---------------------------------
                                            NORTH      OTHER                ELIMINATING     FEDDERS
                                           AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                           --------   -------   ---------   -----------   -----------
Net sales................................  $287,079   $98,364         --     $(11,741)     $373,702
Cost of sales............................   226,550    75,843         --      (11,741)      290,652
Selling, general and administrative
  expense(a).............................    35,442    26,849    $   817           --        63,108
Asset impairment, employee severance and
  other restructuring credits............      (397)       --         --           --          (397)
                                           --------   -------    -------     --------      --------
Operating income (loss)..................    25,484    (4,328)      (817)          --        20,339
Partners' net interest in joint venture
  results................................        --       713         --           --           713
Equity income in investment..............        --        --      2,348       (2,348)           --
Interest (expense) income, net(b)........   (16,603)   (2,326)       312           --       (18,617)
Other income.............................       154       387         --           --           541
                                           --------   -------    -------     --------      --------
Income (loss) before income taxes........     9,035    (5,554)     1,843       (2,348)        2,976
Provision (benefit) for income taxes.....     2,938    (1,805)    (6,166)          --        (5,033)
                                           --------   -------    -------     --------      --------
Net income (loss)........................     6,097    (3,749)     8,009       (2,348)        8,009
Foreign currency translation, net of
  tax....................................       223       630        853         (853)          853
                                           --------   -------    -------     --------      --------
Comprehensive income (loss)..............  $  6,320   $(3,119)   $ 8,862     $ (3,201)     $  8,862
                                           ========   =======    =======     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                                     FISCAL YEAR ENDED AUGUST 31, 2001
                                          FEDDERS    ---------------------------------
                                           NORTH      OTHER                ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                          --------   -------   ---------   -----------   -----------
Net sales...............................  $312,408   $97,085         --      $(3,796)     $405,697
Cost of sales...........................   267,294    73,499         --       (3,796)      336,997
Selling, general and administrative
  expense(a)............................    38,775    24,524   $ 11,499           --        74,798
Asset impairment, employee severance and
  other restructuring charges...........     8,947        --         --           --         8,947
                                          --------   -------   --------      -------      --------
Operating loss..........................    (2,608)     (938)   (11,499)          --       (15,045)
Partners' net interest in joint venture
  results...............................        --      (160)        --           --          (160)
Equity loss in investment...............        --        --    (16,192)      16,192            --
Interest (expense) income, net(b).......   (17,163)   (2,905)     2,223           --       (17,845)
Other expense...........................      (213)       --         --           --          (213)
                                          --------   -------   --------      -------      --------
Loss before income taxes................   (19,984)   (4,003)   (25,468)      16,192       (33,263)
Benefit for income taxes................    (6,495)   (1,300)    (3,015)          --       (10,810)
                                          --------   -------   --------      -------      --------
Net loss................................   (13,489)   (2,703)   (22,453)      16,192       (22,453)
Foreign currency translation, net of
  tax...................................        12    (1,049)        --           --        (1,037)
                                          --------   -------   --------      -------      --------
Comprehensive loss......................  $(13,477)  $(3,752)  $(22,453)     $16,192      $(23,490)
                                          ========   =======   ========      =======      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                               AS OF AUGUST 31, 2003
                              FEDDERS    ----------------------------------
                               NORTH      OTHER                 ELIMINATING     FEDDERS
                              AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                              --------   --------   ---------   -----------   -----------
                                         ASSETS
Current Assets:
  Cash and cash
     equivalents............  $54,354    $ 6,548          --           --      $ 60,902
  Net accounts receivable...   12,913     22,265          --           --        35,178
  Net inventories...........   42,204     36,744          --           --        78,948
  Assets held for sale......    8,249        315                                  8,564
  Other current assets......    8,081     12,689     $15,370     $ (7,023)       29,117
                              --------   --------    -------     --------      --------
Total current assets........  125,801     78,561      15,370       (7,023)      212,709
Investments in
  subsidiaries..............       --         --      17,139      (17,139)           --
Net property, plant and
  equipment.................   33,464     21,742         654           --        55,860
Goodwill....................   57,885     20,745          --           --        78,630
Other intangible assets.....      274      1,514          --           --         1,788
Other assets................    7,314      6,202      30,426           --        43,942
                              --------   --------    -------     --------      --------
Total assets................  $224,738   $128,764    $63,589     $(24,162)     $392,929
                              ========   ========    =======     ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes..........       --    $ 7,520          --           --      $  7,520
  Current portion of
     long-term debt.........  $   451      4,185     $    16           --         4,652
  Accounts and income taxes
     payable................   26,981     28,072       7,211           --        62,264
  Accrued expenses..........   28,760     10,553       9,239           --        48,552
                              --------   --------    -------     --------      --------
Total current liabilities...   56,192     50,330      16,466           --       122,988
Long-term debt..............  153,544      5,848          --           --       159,392
Other long-term
  liabilities...............    1,351     11,529      29,764     $ (7,023)       35,621
Net due to (from)
  affiliates................  (24,029)    81,598     (57,569)          --            --
Stockholders' equity:
  Common and Class B Stock..        5         --         385           (5)          385
  Additional paid-in
     capital................   21,209     24,625      74,025      (45,834)       74,025
  Retained earnings
     (deficit)(f)...........   17,258    (43,704)     40,179       26,446        40,179
  Deferred compensation and
     treasury stock.........       --         --     (37,416)          --       (37,416)
  Accumulated other
     comprehensive loss.....     (792)    (1,462)     (2,245)       2,254        (2,245)
                              --------   --------    -------     --------      --------
Total stockholders'
  equity....................   37,680    (20,541)     74,928      (17,139)       74,928
                              --------   --------    -------     --------      --------
Total liabilities and
  stockholders' equity......  $224,738   $128,764    $63,589     $(24,162)     $392,929
                              ========   ========    =======     ========      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                            AS OF AUGUST 31, 2002
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
                                               ASSETS
Current Assets:
  Cash and cash equivalents............  $ 64,166   $  3,213         --           --      $ 67,379
  Net accounts receivable..............    16,610     15,158         --           --        31,768
  Net inventories......................    27,633     20,947         --           --        48,580
  Other current assets.................     5,924      7,806   $ 12,477     $ (7,023)       19,184
                                         --------   --------   --------     --------      --------
Total current assets...................   114,333     47,124     12,477       (7,023)      166,911
Investments in subsidiaries............        --         --     20,583      (20,583)           --
Net property, plant and equipment......    44,916     21,090        840           --        66,846
Goodwill...............................    64,791     27,545         --           --        90,536
Other intangible assets................       316      1,240         --           --         1,556
Other assets...........................     7,943      6,349     25,987           --        40,279
                                         --------   --------   --------     --------      --------
Total assets...........................  $232,299   $101,548   $ 59,887     $(27,606)     $366,128
                                         ========   ========   ========     ========      ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes.....................  $  2,432   $  7,397         --           --      $  9,829
  Current portion of long-term debt....       593      2,662   $    107           --         3,362
  Accounts and income taxes payable....    22,562     16,260      9,021           --        47,843
  Accrued expenses.....................    20,879     10,295      5,925           --        37,099
                                         --------   --------   --------     --------      --------
Total current liabilities..............    46,466     36,614     15,053           --        98,133
Long-term debt.........................   153,624     10,129         16           --       163,769
Other long-term liabilities............     1,822     11,466     20,143     $ (7,023)       26,408
Net due to (from) affiliates...........        --     53,143    (53,143)          --            --
Stockholders' equity:
  Common and Class B Stock.............         5         --        407           (5)          407
  Additional paid-in capital...........    21,292     24,642     68,870      (45,934)       68,870
  Retained earnings (deficit)(f).......     9,078    (33,122)    47,551       24,044        47,551
  Deferred compensation and treasury
     stock.............................        --         --    (37,698)          --       (37,698)
  Accumulated other comprehensive
     income (loss).....................        12     (1,324)    (1,312)       1,312        (1,312)
                                         --------   --------   --------     --------      --------
Total stockholders' equity.............    30,387     (9,804)    77,818      (20,583)       77,818
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity...............................  $232,299   $101,548   $ 59,887     $(27,606)     $366,128
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                       FISCAL YEAR ENDED AUGUST 31, 2003
                                          -----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                 ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                          --------   --------   ---------   -----------   -----------
Net cash provided by (used in) operating
  activities............................  $ 19,829   $(17,683)   $ 3,471         --         $ 5,617
                                          --------   --------    -------       ----         -------
Net additions to property, plant and
  equipment.............................    (2,958)    (3,469)       392         --          (6,035)
Acquisition of businesses...............        --     (1,333)        --         --          (1,333)
                                          --------   --------    -------       ----         -------
Net cash (used in) provided by investing
  activities............................    (2,958)    (4,802)       392         --          (7,368)
                                          --------   --------    -------       ----         -------
Net short and long-term borrowings......    (2,654)    (2,635)      (107)        --          (5,396)
Cash dividends..........................        --         --     (4,126)        --          (4,126)
Proceeds from stock options
  subscribed............................        --         --         30         --              30
Proceeds from stock rights exercised....        --         --      6,167                      6,167
Other...................................        --         --     (1,401)        --          (1,401)
Change in net due to (from) affiliate...   (24,029)    28,455     (4,426)        --              --
                                          --------   --------    -------       ----         -------
Net cash (used in) provided by financing
  activities............................   (26,683)    25,820     (3,863)        --          (4,726)
                                          --------   --------    -------       ----         -------
Net (decrease) increase in cash and cash
  equivalents...........................    (9,812)     3,335         --         --          (6,477)
Cash and cash equivalents at beginning
  of year...............................    64,166      3,213         --         --          67,379
                                          --------   --------    -------       ----         -------
Cash and cash equivalents at end of
  year..................................  $ 54,354   $  6,548         --         --         $60,902
                                          ========   ========    =======       ====         =======

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                       FISCAL YEAR ENDED AUGUST 31, 2002
                                           ---------------------------------------------------------
                                           FEDDERS
                                            NORTH     OTHER                ELIMINATING     FEDDERS
                                           AMERICA   FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                           -------   -------   ---------   -----------   -----------
Net cash provided by (used in) operating
  activities.............................  $25,764   $(3,152)  $ 11,522         --        $ 34,134
                                           -------   -------   --------       ----        --------
Net additions to property, plant and
  equipment..............................   (3,184)   (3,277)       (95)        --          (6,556)
Acquisition of businesses................   (4,571)   (3,437)        --         --          (8,008)
                                           -------   -------   --------       ----        --------
Net cash used in investing activities....   (7,755)   (6,714)       (95)        --         (14,564)
                                           -------   -------   --------       ----        --------
Net short and long-term borrowings
  (repayments)...........................    1,826    (1,152)      (102)        --             572
Cash dividends...........................       --        --     (3,725)        --          (3,725)
Proceeds from stock options exercised....       --        --          1         --               1
Other....................................       --        --       (231)        --            (231)
Change in net due to (from) affiliate....       --    10,020    (10,020)        --              --
                                           -------   -------   --------       ----        --------
Net cash provided by (used in) financing
  activities.............................    1,826     8,868    (14,077)        --          (3,383)
                                           -------   -------   --------       ----        --------
Net increase (decrease) in cash and cash
  equivalents............................   19,835      (998)    (2,650)        --          16,187
Cash and cash equivalents at beginning of
  year...................................   44,331     4,211      2,650         --          51,192
                                           -------   -------   --------       ----        --------
Cash and cash equivalents at end of
  year...................................  $64,166   $ 3,213         --         --        $ 67,379
                                           =======   =======   ========       ====        ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                      FISCAL YEAR ENDED AUGUST 31, 2001
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
Net cash (used in) provided by
  operating activities.................  $ (7,319)  $ 16,065   $ (2,827)        --        $  5,919
                                         --------   --------   --------       ----        --------
Net additions to property, plant and
  equipment............................    (7,487)    (3,014)      (132)        --         (10,633)
Acquisition of businesses..............        --    (19,694)        --         --         (19,694)
                                         --------   --------   --------       ----        --------
Net cash (used in) investing
  activities...........................    (7,487)   (22,708)      (132)        --         (30,327)
                                         --------   --------   --------       ----        --------
Proceeds from short-term notes.........        --      3,717         --         --           3,717
Net (repayments of) proceeds from long-
  term debt............................      (579)     2,047        225         --           1,693
Cash dividends.........................        --         --     (3,914)        --          (3,914)
Proceeds from stock options
  exercised............................        --         --        526         --             526
Repurchase of capital stock............        --         --    (13,237)        --         (13,237)
Other..................................        --         --       (378)        --            (378)
Change in net due to (from)
  affiliate............................        --     (1,229)     1,229         --              --
                                         --------   --------   --------       ----        --------
Net cash (used in) provided by
  financing activities.................      (579)     4,535    (15,549)        --         (11,593)
                                         --------   --------   --------       ----        --------
Net decrease in cash and cash
  equivalents..........................   (15,385)    (2,108)   (18,508)        --         (36,001)
Cash and cash equivalents at beginning
  of year..............................    59,716      6,319     21,158         --          87,193
                                         --------   --------   --------       ----        --------
Cash and cash equivalents at end of
  year.................................  $ 44,331   $  4,211   $  2,650         --        $ 51,192
                                         ========   ========   ========       ====        ========

                              FEDDERS CORPORATION

  INTERCOMPANY TRANSACTIONS

     The historical condensed consolidating financial statements presented above include the following transactions between FNA and the Company:

          a) The Company charges corporate overhead to FNA essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to $13,143, $11,483 and $12,409 for the years ended August 31, 2003, 2002 and
     2001, respectively.

          b) FNA's interest expense reflects actual interest charges on the 9 3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note, capital lease obligations, and a revolving line of credit.

          c) FNA's depreciation and amortization for the years ended August 31, 2003, 2002 and 2001, amounted to $6,138, $10,584 and $11,003, respectively.
     Capital expenditures for the years ended August 31, 2003, 2002 and 2001, amounted to $3,066, $4,369 and $7,487, respectively.

          d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

          e) The Company's stock option plan includes FNA's employees.

          f) In fiscal 2003, 2002 and 2001, FNA did not declare a dividend.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Fedders Corporation:

     We have audited the accompanying consolidated balance sheets of Fedders Corporation and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fedders Corporation and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, effective September 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
November 14, 2003

                  FEDDERS CORPORATION QUARTERLY FINANCIAL DATA

                                              FIRST        SECOND        THIRD        FOURTH        FISCAL
2003                                         QUARTER      QUARTER       QUARTER       QUARTER        YEAR
----                                       -----------   ----------   -----------   -----------   -----------
                                                                      (UNAUDITED)
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)
Net sales................................   $ 39,163      $71,496      $194,174      $116,870      $421,703
Gross profit.............................      7,831       14,923        45,100        25,014        92,868
(Loss) income before income taxes and
  cumulative effect of a change in
  accounting principle...................    (11,254)      (4,796)       23,629         5,441        13,020
Cumulative effect of a change in
  accounting principle...................     11,906           --            --            --        11,906
Net (loss) income(a).....................    (19,504)      (3,236)       15,950         3,680        (3,110)
Net (loss) income applicable to common
  stockholders...........................    (19,504)      (3,410)       15,728         3,458        (3,728)
Basic (loss) earnings per common share
  before cumulative effect of a change in
  accounting principle...................      (0.23)       (0.11)         0.53          0.12          0.27
Cumulative effect of a change in
  accounting principle(b)................      (0.37)          --            --            --         (0.39)
Basic (loss) earnings per common
  share(b)...............................      (0.60)       (0.11)         0.53          0.12         (0.12)
Diluted (loss) earnings per common share
  before cumulative effect of a change in
  accounting principle...................      (0.23)       (0.11)         0.53          0.12          0.27
Cumulative effect of a change in
  accounting principle(b)................      (0.37)          --            --            --         (0.39)
Diluted (loss) earnings per common
  share..................................      (0.60)       (0.11)         0.53          0.12         (0.12)
Market price per share:
Common Stock (FJC)
  High...................................       2.93         3.43          3.70          4.04          4.04
  Low....................................       2.23         2.58          2.86          2.97          2.23

                                              FIRST        SECOND        THIRD        FOURTH        FISCAL
2002                                         QUARTER      QUARTER       QUARTER       QUARTER        YEAR
----                                       -----------   ----------   -----------   -----------   -----------
                                                                      (UNAUDITED)
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)
Net sales................................   $ 38,097      $73,081      $170,688      $ 91,836      $373,702
Gross profit.............................      7,311       16,192        40,901        18,646        83,050
(Loss) income before income taxes........    (12,479)      (4,004)       20,195          (736)        2,976
Net (loss) income........................     (8,423)      (2,703)       13,631         5,504         8,009
Basic (loss) earnings per share(b).......      (0.27)       (0.09)         0.43          0.17          0.25
Diluted (loss) earnings per share........      (0.27)       (0.09)         0.43          0.17          0.25
Market price per share:
Common Stock (FJC)
  High...................................       4.80         3.94          4.07          3.20          4.80
  Low....................................       2.30         2.45          2.61          1.90          1.90
Class A Stock (FJA)
  High...................................       4.05         3.45          3.00           N/A          4.05
  Low....................................       1.55         1.97          2.55           N/A          1.55

---------------

(a) The Company completed the transitional goodwill impairment test during the fourth quarter for fiscal 2003 and recognized a non-cash impairment charge of $11.9 million of goodwill impairment within its Engineered Products reporting segment. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of September 1, 2002.

(b) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average shares outstanding.

                              FEDDERS CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
               FOR THE YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

                                                  BALANCE    ADDITIONS                        BALANCE
                                                    AT        CHARGED                         AT END
ALLOWANCE FOR DOUBTFUL                           BEGINNING      TO                              OF
ACCOUNTS:                                        OF PERIOD    EXPENSE    DEDUCTIONS   OTHER   PERIOD
----------------------                           ---------   ---------   ----------   -----   -------
                                                                (AMOUNTS IN THOUSANDS)
Year ended:
August 31, 2003................................   $2,613      $  423      $(1,078)     $74    $2,032
August 31, 2002................................   $2,494      $  698      $  (579)      --    $2,613
August 31, 2001................................   $2,138      $1,413      $(1,130)     $73    $2,494

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Fedders Corporation:

     We have audited the financial statements of Fedders Corporation and subsidiaries as of August 31, 2003 and 2002, and for each of the three years in the period ended August 31, 2003, and have issued our report thereon dated November 14, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Fedders Corporation and subsidiaries for each of the three years in the period ended August 31, 2003, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
November 14, 2003