Form 10-Q
period 2003-11-30
FEDDERS CORP /DE
filed 2004-01-14
CIK 744106

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (XX) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Three Months ended November 30, 2003 or

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

                                 Yes [X] No [ ]

The registrant has outstanding 27,923,129 shares of Common Stock and 2,493,046 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of December 31, 2003.

                               FEDDERS CORPORATION

                                      INDEX

                                                                                      PAGE NUMBER
                                                                                      -----------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Statements of Operations and Comprehensive Loss for
             the three months ended November 30, 2003 and November 30, 2002                  3
          Consolidated Balance Sheets as of November 30, 2003, August 31, 2002 and
             November 30, 2002                                                             4-5
          Consolidated Statements of Cash Flows for the three months ended
             November 30, 2003 and November 30, 2002                                         6
          Notes to Consolidated Financial Statements                                      7-19
Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                             20-22
Item 3.   Quantitative and Qualitative Disclosures about Market Risk                        22
Item 4.   Controls and Procedures                                                           22

PART II   OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                                                  22
          SIGNATURE                                                                         23
          CERTIFICATIONS                                                                 24-27

                                                    PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FEDDERS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                          THREE MONTHS ENDED
                                                                             NOVEMBER 30,
                                                                        ----------------------
                                                                          2003         2002
                                                                        ---------    ---------
Net sales ..........................................................    $ 43,144     $ 39,163
Costs and expenses:
  Cost of sales ....................................................      36,414       31,332
  Selling, general and administrative expense ......................      16,847       14,368
                                                                        --------     --------
                                                                          53,261       45,700
                                                                        --------     --------
Operating loss .....................................................     (10,117)      (6,537)
Partners' net interest in joint venture results ....................        (950)        (309)
Interest expense, net ..............................................      (4,428)      (4,445)
Other income (expense) .............................................          (2)          37
                                                                        --------     --------
Loss before income taxes and cumulative effect of a change in
  accounting principle .............................................     (15,497)     (11,254)
Benefit for income taxes ...........................................      (5,037)      (3,656)
                                                                        --------     --------
Loss before cumulative effect of a change in accounting
  principle ........................................................     (10,460)      (7,598)
Cumulative effect of a change in accounting principle ..............          --      (11,906)
                                                                        --------     --------
Net loss ...........................................................     (10,460)     (19,504)
Preferred stock dividends ..........................................        (363)          --
                                                                        --------     --------
Net loss applicable to common stockholders .........................     (10,823)     (19,504)
Other comprehensive (loss) income:
Foreign currency translation, net of tax ...........................         500         (249)
                                                                        --------     --------
Comprehensive loss .................................................    $(10,323)    $(19,753)
                                                                        ========     ========
Loss per common share:
  Basic/diluted loss per common share before cumulative effect of a change in accounting principle, less preferred stock
     dividends .....................................................    $  (0.36)    $  (0.23)
  Cumulative effect of a change in accounting principle ............          --        (0.37)
                                                                        --------     --------
  Basic/diluted loss per common share ..............................    $  (0.36)    $  (0.60)
                                                                        ========     ========
Weighted average shares:
  Basic ............................................................      30,099       32,584
  Diluted ..........................................................      30,099       32,584
Dividends per share declared:
  Common Stock .....................................................    $  0.030     $  0.030
  Class B Stock ....................................................       0.030        0.030
  Preferred Stock ..................................................       0.538           --
                                                                        ========     ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                   (unaudited)

                                                                 NOVEMBER 30,  AUGUST 31,  NOVEMBER 30,
                                                                     2003         2003         2002
                                                                 ------------  ----------  ------------
                        ASSETS

Current assets:
  Cash and cash equivalents ...................................    $ 30,387     $ 60,902     $ 37,895
  Accounts receivable (net of allowance of $1,881,
    $2,032 and $2,127 at November 30, 2003,
    August 31, 2003 and November 30, 2002,
    respectively) .............................................      34,815       51,178       24,100
  Inventories:
   Finished goods .............................................      85,913       52,226       57,543
   Work-in-process ............................................       4,521        5,114        3,486
   Raw materials and supplies .................................      29,524       21,608       24,096
                                                                   --------     --------     --------
  Net inventories .............................................     119,958       78,948       85,125
  Deferred income taxes .......................................       7,650        7,654        5,607
  Assets held for sale ........................................       8,564        8,564           --
  Other current assets ........................................      24,097       21,463       17,699
                                                                   --------     --------     --------
Total current assets ..........................................     225,471      228,709      170,426
Net property, plant and equipment:
  Land and improvements .......................................       3,778        1,508        3,794
  Buildings and leasehold improvements ........................      32,160       31,423       40,103
  Machinery and equipment .....................................     103,623      100,581      100,313
                                                                   --------     --------     --------
  Gross property, plant and equipment .........................     139,561      133,512      144,210
  Less accumulated depreciation ...............................      84,660       77,652       77,672
                                                                   --------     --------     --------
Net property, plant and equipment .............................      54,901       55,860       66,538
Deferred income taxes .........................................       8,289        8,224        2,867
Goodwill ......................................................      78,630       78,630       78,630
Other intangible assets .......................................       1,699        1,788        1,526
Other assets ..................................................      33,334       35,718       35,270
                                                                   --------     --------     --------
Total assets ..................................................    $402,324     $408,929     $355,257
                                                                   ========     ========     ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except par value)
                                   (unaudited)

                                                                             NOVEMBER 30,  AUGUST 31,  NOVEMBER 30,
                                                                                 2003        2003          2002
                                                                             ------------  ----------  ------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes ........................................................    $  19,371    $   7,520    $  20,122
 Current portion of long-term debt .......................................        3,016        4,652        3,340
 Accounts payable ........................................................       60,653       56,812       48,031
 Income taxes payable ....................................................          967        5,452        3,229
 Accrued expenses ........................................................       56,707       64,552       34,155
                                                                              ---------    ---------    ---------
Total current liabilities ................................................      140,714      138,988      108,877
Long-term debt ...........................................................      158,873      159,392      163,259
Other long-term liabilities ..............................................       30,712       31,037       21,937
Partners' net interest in joint venture ..................................        4,264        4,584        4,043
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized, 675, 675 and none issued at November 30, 2003, August 31, 2003 and November 30, 2002,
 respectively ............................................................            7            7           --
Common Stock, $0.01 par value, 70,000 shares authorized, 36,435, 35,278 and 38,249 issued at November 30, 2003, August 31, 2003 and November 30,
 2002, respectively ......................................................          364          353          382
Class B Stock, $0.01 par value, 5,000 shares authorized, 2,493 issued at
 November 30, 2003, August 31, 2003 and November 30, 2002, respectively ..           25           25           25
Additional paid-in capital ...............................................       80,665       74,025       68,848
Retained earnings ........................................................       28,468       40,179       27,075
Accumulated other comprehensive loss .....................................       (1,745)      (2,245)      (1,561)
                                                                              ---------    ---------    ---------
                                                                                107,784      112,344      106,675
Treasury stock, at cost, 8,851 shares of Common Stock at November 30,
2003, 8,158 shares of Common Stock at August 31, 2003 and November 30,
2002, respectively .......................................................      (39,188)     (37,322)     (37,322)
Deferred compensation ....................................................         (835)         (94)        (306)
                                                                              ---------    ---------    ---------
Total stockholders' equity ...............................................       67,761       74,928       57,141
                                                                              ---------    ---------    ---------
Total liabilities and stockholders' equity ...............................    $ 402,324    $ 408,929    $ 355,257
                                                                              =========    =========    =========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                       NOVEMBER 30,
                                                                                 ----------------------
                                                                                    2003        2002
                                                                                 ---------    ---------
Cash flows from operating activities:
Net loss....................................................................     $(10,460)    $(19,504)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .............................................       2,182        2,389
  Deferred income taxes .....................................................         (61)      (3,656)
  Stock option repricing ....................................................       2,256         (339)
  Goodwill impairment .......................................................          --       11,906
  Partners' net interest in joint venture results ...........................         950          309
Changes in operating assets and liabilities:
  Accounts receivable .......................................................         363        7,668
  Inventories ...............................................................     (41,010)     (36,545)
  Other current assets ......................................................      (2,634)      (4,122)
  Other assets ..............................................................       1,268        2,116
  Accounts payable ..........................................................       3,841        6,143
  Accrued expenses ..........................................................       8,011       (2,944)
  Income taxes payable ......................................................      (4,485)         930
  Other long-term liabilities ...............................................        (325)        (740)
  Other - net ...............................................................         614          335
                                                                                 --------     --------
Net cash used in operating activities .......................................     (39,490)     (36,054)
                                                                                 --------     --------
Cash flows from investing activities:
  Additions to property, plant and equipment ................................      (1,287)      (2,211)
  Disposal of property, plant and equipment .................................          --           15
                                                                                 --------     --------
Net cash used in investing activities .......................................      (1,287)      (2,196)
                                                                                 --------     --------
Cash flows from financing activities:
  Proceeds from short-term notes ............................................      11,851       10,293
  Proceeds from stock options exercised .....................................       1,683           --
  Repayments of long-term debt ..............................................      (2,155)        (532)
  Cash dividends ............................................................      (1,108)        (972)
  Other .....................................................................          (9)         (23)
                                                                                 --------     --------
Net cash provided by financing activities ...................................      10,262        8,766
                                                                                 --------     --------
Net decrease in cash and cash equivalents ...................................     (30,515)     (29,484)
Cash and cash equivalents at beginning of period ............................      60,902       67,379
                                                                                 --------     --------
Cash and cash equivalents at end of period ..................................    $ 30,387     $ 37,895
                                                                                 ========     ========
Supplemental disclosure:
  Interest paid .............................................................    $    463     $    385
  Income taxes paid .........................................................          61         (829)
                                                                                 ========     ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

1. BASIS OF PRESENTATION

The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The Company's fiscal year end through the 2003 fiscal year was August 31. However, on August 26,2003, the Board of Directors decided to change the Company's fiscal year end from August 31, to December 31. Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation.

2. STOCK COMPENSATION

On October 28, 2003, the Board of Directors granted options to purchase approximately 791,000 shares of the Common Stock of the Company to 25 employees under a stock option plan approved by stockholders in 1996. The exercise price of the options is equal to the fair market value of the Common Stock of the Company on the date of the grant. These options have a term of 5 years and vest in increments of 25% per year over a four-year period on the anniversary date of the grant.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 123"). This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure requirements of this statement at the beginning of its second fiscal quarter.

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

                                                   THREE MONTHS ENDED
                                                       NOVEMBER 30,
                                                 ----------------------
                                                   2003          2002
                                                 ---------    ---------
Net loss applicable to common
  stockholders-as reported ..................    $(10,823)    $(19,504)
Add: Stock-based employee
  compensation expense (income)
  included in reported net income,
  net of related tax effects ................       1,523         (229)
Deduct: Total stock-based employee
  compensation expense determined under
  fair-value-based method for all awards, net
  of related tax effects ....................          48           90
                                                 --------     --------
Pro forma net loss...........................    $ (9,348)    $(19,823)
                                                 ========     ========
Net loss per common share:
    Basic and diluted-as reported ...........    $  (0.36)    $  (0.60)
    Basic and diluted-pro forma .............    $  (0.31)    $  (0.61)

3. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

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

The following table displays the activity and balances of the restructuring reserve account from August 31, 2003 to November 30, 2003.

                          AUGUST 31,                           NOVEMBER 30,
                             2003                                  2003
                           BALANCE     ADDITIONS   DEDUCTIONS    BALANCE
                          ----------   ---------   ----------  ------------
Workforce reductions        $  586         --          --         $  586
Facility closing costs         477         --          --            477
Other costs                    214         --          --            214
                            ------        ---         ---         ------
          Total             $1,277         --          --         $1,277
                            ======        ===         ===         ======

The remaining balance of $1,277, which consists primarily of workforce reduction and facility closing costs, is expected to be expended during the twelve months ended December 31, 2004. The final amounts will be settled upon the expiration period for workers' compensation claims and completion of facility clean up and waste removal.

4. STOCKHOLDERS' EQUITY

On October 1, 2003, the Company granted an officer 150,000 shares of restricted Common Stock of the Company pursuant to the officer's employment agreement. The officer is not permitted to sell, assign, transfer, pledge or otherwise encumber these shares prior to January 1, 2007. The Company recorded $0.9 million of deferred compensation to be amortized over the vesting period

5. EARNINGS PER SHARE

For the three months ended November 30, 2003 and 2002, net loss per share was computed using the weighted average number of shares of Common and Class B Stock outstanding, which amounted to approximately 30,098,686 and 32,584,111 shares, respectively Due to their anti-dilutive effect, 722,871 and none options were excluded from the computation of diluted earnings per share for the three months ended November 30, 2003 and 2002, respectively.

6. STOCK OPTION REPRICING

In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options, reducing the exercise price to $3.625 per share, which was the fair market value of the Class A Stock on the date of repricing. For the three months ended November 30, 2003, as result of exercise of 851,769 shares of options subject to repricing, the Company recorded a $2.3 million charge to compensation expense to reflect changes in the market price of the Company's stock and an increase in the Company's additional paid in capital of $5,794. For the three months ended November 30, 2002 the Company recorded a $339 reduction to compensation expense to reflect changes in the market price of the Company's stock.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part, and indicated that it would provide further clarification of this interpretation before December 31, 2003. The Company has determined that it is not reasonably probable that it will be required to consolidate or disclose information about a variable interest entity.

8. GOODWILL AND INTANGIBLE ASSETS

The Company records the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. The Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), as of September 1, 2002. Under SFAS 142, the Company is required to test goodwill for impairment at least annually. The Company has elected to perform its annual test for indications of goodwill impairment as of September 30 of each year. The Company identifies potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. The Company determines fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. The Company measures the amount of goodwill impairment loss by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the segment goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized as an operating expense.

The Company completed the transitional goodwill impairment test during the fourth quarter for fiscal 2003 and recognized a non-cash goodwill impairment charge of $11.9 million within its Engineered Products reporting segment. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of September 1, 2002. In accordance with SFAS No. 142, the Company ceased amortization of goodwill as of September 1, 2002.

Goodwill and other intangible assets consist of the following:

                                             NOVEMBER 30,   AUGUST 31,
                                                 2003         2003
                                             ------------  -----------
Goodwill ..................................    $ 78,630     $ 78,630
                                               ========     ========
Gross other amortizable intangibles .......    $  3,189     $  3,189
Accumulated amortization ..................      (1,490)      (1,401)
                                               --------     --------
Other intangible assets ...................    $  1,699     $  1,788
                                               ========     ========

As of November 30, 2003 and August 31, 2003, the Company had goodwill of $70,133 and $8,497 reflected in its HVACR and Engineered Products reportable segments, respectively. Other intangible assets primarily include a right associated with a joint venture that is being amortized over 20 years. Amortization expense for the three months ended November 30, 2003 and 2002 is $46 and $44, respectively. Estimated amortization expense for other intangible assets will be approximately $120 for each of the next five years.

9. ASSETS HELD FOR SALE

In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this statement at the beginning of its fiscal year 2003.

In connection with a restructuring of the Company's operations in 2001 (Note 3), the Company ceased production at its Walkersville, Maryland facility, part of the Company's HVACR reportable segment. In December 2002, the Company began the process of actively marketing the sale of the Walkersville facility. The Company anticipates the selling price of the facility will exceed its net book value after consideration of selling expenses associated with marketing the facility for sale. A vacant property belonging to the Company in Ningbo, China is also being marketed for sale and the sale is expected to be completed no later than June 2004. At November 30, 2003, assets totaling $8,564, which consist of land, land improvements, buildings, and building improvements have been classified as "Assets Held for Sale" and are no longer being depreciated in accordance with SFAS 144.

         The following table presents the carrying amount, by asset class, of the "Assets Held for Sale" at November 30:

                                    2003
                                  --------
Land and land improvements......  $  2,181
Building, net...................     4,587
Building improvements, net......     1,796
                                  --------
Assets Held for Sale............  $  8,564
                                  ========

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                            THREE MONTHS ENDED
                                                                NOVEMBER 30,
                                                          ----------------------
                                                             2003        2002
                                                          ---------    ---------
Net sales:
  HVACR ..............................................    $ 33,793     $ 29,450
  Engineered Products ................................       9,351        9,713
                                                          --------     --------
  Net sales ..........................................    $ 43,144     $ 39,163
                                                          ========     ========
Income before interest, taxes and goodwill impairment:
  HVACR ..............................................    $ (6,300)    $ (4,513)
  Engineered Products ................................         641           37
                                                          --------     --------
  Segment income before interest and taxes ...........      (5,659)      (4,476)
  Goodwill impairment ................................          --       11,906
  Non-allocated expenses .............................       5,410        2,333
  Interest expense, net ..............................       4,428        4,445
  Provision for income taxes .........................      (5,037)      (3,656)
                                                          --------     --------
   Net income ........................................    $(10,460)    $(19,504)
                                                          ========     ========


                          NOVEMBER 30,   AUGUST 31,   NOVEMBER 30,
                             2003           2003          2002
                          ------------   ----------   ------------
Total assets:
HVACR .................     $292,740      $266,967      $241,134
Engineered Products....       53,028        53,024        67,276
Non-allocated assets...       56,556        88,938        58,753
                            --------      --------      --------
                            $402,324      $408,929      $367,163
                            ========      ========      ========

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

The following table displays the activity and balances of the product warranty liability from August 31, 2003 to November 30, 2003:

                                                          THREE MONTHS
                                                              ENDED
                                                        NOVEMBER 30, 2003
                                                        -----------------
Warranty balance at August 31, 2003................         $   9,660
Accruals for warranties issued during the period...               400
Settlements made during the period.................            (3,893)
                                                            ---------
Warranty balance at November 30, 2003..............         $   6,166
                                                            =========

Loan Guarantees

Guarantees of subsidiary debt by Fedders Corporation ("the Parent") and subsidiaries consist of the following at November 30, 2003:

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

(ii) The Parent and various subsidiaries guarantee the obligations of certain subsidiaries under a $100 million working capital line of credit. The line of credit bears interest at Libor +2% or the prime rate of Wachovia Bank and expires in February 2006. The Parent and guarantor subsidiaries would be required to perform under the guarantees in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. There is no outstanding loan balance at November 30, 2003.

(iii) The Parent guarantees the obligations of its subsidiary, Melcor Corporation, under a $1.3 million New Jersey Economic Development Authority Economic Development Bond. The bond bears interest at the rate of 6.6% per annum and matures in July 2010. The Parent would be required to perform under the guaranty in the event that Melcor fails to pay the principal of and interest on the bond or fails to comply with the provisions of the bond agreement pursuant to which the bond was issued. The outstanding loan balance at November 30, 2003 is $0.9 million.

(iv) The Parent and Melcor Corporation guarantee the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 7.16% per annum and expires in December 2007. The Parent and Melcor Corporation would be required to perform under the guarantee in the event Eubank fails to pay rent when due or fails to comply with the provisions of the lease agreement. The outstanding loan balance at November 30, 2003 is $2.2 million.

(v) The Parent guarantees the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under a loan agreement providing for a loan of $2.0 million. The loan bears interest at the prime rate of Flag Bank and matures in February 2007. The Parent would be required to perform under the guaranty in the event Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at November 30, 2003 is $0.6 million.

(vi) The Parent guarantees the obligations of a subsidiary, Fedders Shanghai Co., Ltd. ("FSC") under a working capital line of credit totaling $6.0 million. The line of credit bears interest at the rate of Sibor + 1.5% per annum and matures at various dates. The Parent would be obligated to perform under the guarantee in the event that FSC fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at November 30, 2003.

(vii) The Parent guarantees the obligations of a subsidiary, Polenz GmbH ("Polenz"), under a Euro 6.0 million working capital line of credit. The line of credit bears interest at the rate of Libor +2.5% per annum and matures June 2004. The Parent would be obligated to perform under the guarantee in the event Polenz fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at November 30, 2003.

(viii) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Ph peso 320 million term loan. The loan bears interest at the rate of Phibor + 3% per annum and matures May 2005. The Parent would be obligated to perform under the guarantee in the event that FK fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at November 30, 2003 is $1.8 million.

(ix) The Parent guarantees the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under a mortgage agreement providing for a loan of $1.0 million. The loan has an interest rate of 4.25% and matures in June 2008. The Parent would be required to perform under the guaranty in the event Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at November 30, 2003 is $0.9 million.

The Company also provides loan guarantees to two joint ventures which are not consolidated in the Company's financial statements:

   (i) Fedders International, Inc., ("FI") a subsidiary of the Company, guarantees up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 230 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2006. FI would be obligated to perform under the guaranty in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI's exposure under the guarantee at November 30, 2003 is $2.3 million.

   (ii) Fedders Indoor Air Quality (Suzhou) Co., Ltd., ("FIAQ"), a subsidiary of the Company, guarantees up to RMB 5 million of the obligations of Xi'an Fedders Dong Fang Air Conditioner Compressor Co., Ltd., ("FDF"), a 50%-owned joint venture of the Company, under a working capital line of credit. The line of credit bears interest at the rate set by the Peoples Bank of China and matures December 2004. FIAQ would be obligated to perform its obligations under the guaranty in the event FDF fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. FIAQ's maximum exposure under the guarantee is $0.6 million as of November 30, 2003.

13. ACQUISITIONS AND JOINT VENTURES

On October 21, 2003, the Company entered into a joint venture with Jiangsu Xingrong Hi-Tech Company ("Xingrong") to design, produce and market heat exchangers used in air conditioners. The Company and Xingrong each have a 50% interest in the joint venture, Changzhou Fedders Xingrong Air Conditioner Components Co., Ltd. This joint venture is included within the HVACR reportable segment. The Company reports the results of the joint venture by the equity method of accounting.

14. SUBSEQUENT EVENTS

On December 5, 2003,the Company's Board of Directors authorized the distribution of transferable rights to the holders of the Company's Common and Class B stock. In the rights offering, holders of Common Stock and Class B Stock as of December 22, 2003 will receive subscription rights to purchase shares of Series A Cumulative Preferred Stock. Every 20 rights will entitle the holder to purchase one share of Cumulative Preferred Stock at the subscription price of $23.70 per share, and carries with it a basic subscription right and an over-subscription right. The rights offering will expire at 5:00 p.m. New York City time on January 16, 2004, unless extended by the Company.

On December 9, 2003, the Company and BSH Bosch und Siemens Hausgerate GmbH terminated their joint venture named BSH and Fedders International Air Conditioning, S.A., as of November 2003. This joint venture was established on March 24, 1998. The Company agreed to sell all shares owned for the sum of 3.6 million Euros, approximately $4.4 million, and expect to realize a gain from $0.5 million to $0.7 million.

On December 29, 2003 the Company entered into a strategic alliance with WFI Industries Ltd. ("WFI") to produce water source heat pumps in China. These units will be sold in China and Korea by WFI under the WaterFurnace brand.

15. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                         THREE MONTHS ENDED NOVEMBER 30, 2003
                                           ----------------------------------------------------------------
                                            FEDDERS
                                             NORTH        OTHER                   ELIMINATING     FEDDERS
                                            AMERICA      FEDDERS     CORPORATE      ENTRIES     CORPORATION
                                           ---------    ---------    ---------    -----------   -----------
Net sales .............................    $ 24,192     $ 22,504           --      $ (3,552)     $ 43,144
Cost of sales .........................      22,132       17,834           --        (3,552)       36,414
Selling, general and administrative
  expense(a) ..........................       7,672        7,226     $  1,949            --        16,847
                                           --------     --------     --------      --------      --------
Operating loss ........................      (5,612)      (2,556)      (1,949)           --       (10,117)
Partners' net interest in joint venture
  Results .............................         212       (1,162)          --            --          (950)
Equity income in investment ...........          --           --       (9,016)        9,016            --
Interest expense, net(b) ..............      (3,855)        (496)         (77)           --        (4,428)
Other income (expense) ................        (111)         106            3            --            (2)
                                           --------     --------     --------      --------      --------
Loss before income taxes ..............      (9,366)      (4,108)     (11,039)        9,016       (15,497)
Benefit for income taxes ..............      (3,132)      (1,326)        (579)           --        (5,037)
                                           --------     --------     --------      --------      --------
Net loss ..............................    $ (6,234)    $ (2,782)    $(10,460)     $  9,016      $(10,460)
                                           --------     --------     --------      --------      --------
Preferred stock dividend ..............          --           --          363            --           363
                                           --------     --------     --------      --------      --------
Net loss applicable to common
  stockholders ........................    $ (6,234)    $ (2,782)    $(10,823)     $  9,016      $(10,823)
                                           --------     --------     --------      --------      --------
Foreign currency translation, net of
  Tax .................................        (138)         637          500          (499)          500
                                           --------     --------     --------      --------      --------
Comprehensive loss ....................    $ (6,372)    $ (2,145)    $(10,323)     $  8,517      $(10.323)
                                           ========     ========     ========      ========      ========

                                                       THREE MONTHS ENDED NOVEMBER 30, 2002
                                             ----------------------------------------------------------------
                                              FEDDERS
                                               NORTH        OTHER                   ELIMINATING     FEDDERS
                                              AMERICA      FEDDERS     CORPORATE      ENTRIES     CORPORATION
                                             ---------    ---------    ---------    -----------   -----------
Net sales ...............................    $ 22,331     $ 21,365           --      $ (4,533)      $ 39,163
Cost of sales ...........................      18,932       16,933           --        (4,533)        31,332
Selling, general and administrative
  expense(a) ............................       7,682        6,686           --            --         14,368
                                             --------     --------     --------      --------       --------
Operating loss ..........................      (4,283)      (2,254)          --            --         (6,537)
Partners' net interest in joint venture
  results ...............................          --         (309)          --            --           (309)
Equity income in investment .............          --           --      (19,387)       19,387             --
Interest expense, net(b) ................      (3,802)        (498)        (145)           --         (4,445)
Other income (expense) ..................         213         (176)          --            --             37
                                             --------     --------     --------      --------       --------
Loss before income taxes and
  cumulative effect of a change in
  accounting principle ..................      (7,872)      (3,237)     (19,532)       19,387        (11,254)
Benefit for income taxes ................      (2,646)        (982)         (28)           --         (3,656)
                                             --------     --------     --------      --------       --------
Net loss before cumulative effect of a
  change in accounting principle ........      (5,226)      (2,255)     (19,504)       19,387         (7,598)
Cumulative effect of a change in
  accounting principle ..................       6,906        5,000           --            --         11,906
                                             --------     --------     --------      --------       --------
Net loss ................................    $(12,132)    $ (7,255)    $(19,504)     $ 19,387       $(19,504)
                                             --------     --------     --------      --------       --------
Foreign currency translation, net of
  tax ...................................         (20)        (229)        (249)          249           (249)
                                             --------     --------     --------      --------       --------
Comprehensive loss ......................    $(12,152)    $ (7,484)    $(19,753)     $ 19,636       $(19,753)
                                             ========     ========     ========      ========       ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                          AS OF NOVEMBER 30, 2003
                                                   --------------------------------------------------------------------
                                                    FEDDERS
                                                     NORTH         OTHER                     ELIMINATING      FEDDERS
                                                    AMERICA       FEDDERS      CORPORATE       ENTRIES      CORPORATION
                                                   ----------    ----------    ----------    -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents ..................    $  20,931     $   9,456            --             --      $  30,387
   Net accounts receivable ....................       18,311        16,504            --             --         34,815
   Net inventories ............................       87,724        32,234            --             --        119,958
   Assets held for sale .......................        8,249           315            --             --          8,564
   Other current assets .......................       11,274        12,205     $  15,291      $  (7,023)        31,747
                                                   ---------     ---------     ---------      ---------      ---------
Total current assets ..........................      146,489        70,714        15,291         (7,023)       225,471
Investments in subsidiaries ...................           --            --        (7,929)         7,929             --
Net property, plant and equipment .............       32,447        21,854           600             --         54,901
Goodwill ......................................       57,885        20,745            --             --         78,630
Other intangible assets .......................          253         1,446            --             --          1,699
Other assets ..................................        7,484         4,471        29,668             --         41,623
                                                   ---------     ---------     ---------      ---------      ---------
Total assets ..................................    $ 244,558     $ 119,230     $  37,630      $     906      $ 402,324
                                                   =========     =========     =========      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ...........................    $   6,041     $  13,330            --             --      $  19,371
   Current portion of long-term debt ..........          421         2,595            --             --          3,016
   Accounts and income taxes payable ..........       37,178        22,181     $   2,261             --         61,620
   Accrued expenses ...........................       38,705         9,160         8,842             --         56,707
                                                   ---------     ---------     ---------      ---------      ---------
Total current liabilities .....................       82,345        47,266        11,103             --        140,714
Long-term debt ................................      153,505         5,368            --             --        158,873
Other long-term liabilities ...................        1,027        11,409        29,563      $  (7,023)        34,976
Net due to (from) affiliates ..................       (6,976)       77,773       (70,797)            --             --
Stockholders' equity:
   Preferred Stock ............................           --            --             7             --              7
   Common and Class B Stock ...................            5            --           389             (5)           389
   Additional paid-in capital .................       21,109        24,725        80,665        (45,834)        80,665
   Retained earnings (deficit) ................       (5,527)      (46,486)       28,468         52,013         28,468
   Deferred compensation and treasury stock ...           --            --       (40,023)            --        (40,023)
   Accumulated other comprehensive loss .......         (930)         (825)       (1,745)         1,755         (1,745)
                                                   ---------     ---------     ---------      ---------      ---------
Total stockholders' equity ....................       14,657       (22,586)       67,761          7,929         67,761
                                                   ---------     ---------     ---------      ---------      ---------
Total liabilities and stockholders' equity.....    $ 244,558     $ 119,230     $  37,630      $     906      $ 402,324
                                                   =========     =========     =========      =========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                AS OF AUGUST 31,2003
                                                        -------------------------------------------------------------------
                                                         FEDDERS
                                                          NORTH          OTHER                   ELIMINATING      FEDDERS
                                                         AMERICA        FEDDERS     CORPORATE      ENTRIES      CORPORATION
                                                        ----------    ----------    ---------    -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents .......................    $  54,354     $   6,548            --            --      $  60,902
   Net accounts receivable .........................       28,913        22,265            --            --         51,178
   Inventories .....................................       42,204        36,744            --            --         78,948
   Assets held for sale ............................        8,249           315            --            --          8,564
   Other current assets ............................        8,081        12,689     $  15,370     $  (7,023)        29,117
                                                        ---------     ---------     ---------     ---------      ---------
Total current assets ...............................      141,801        78,561        15,370        (7,023)       228,709
Investments in subsidiaries ........................           --            --        17,139       (17,139)            --
Net property, plant and equipment ..................       33,464        21,742           654            --         55,860
Goodwill ...........................................       57,885        20,745            --            --         78,630
Other intangible assets ............................          274         1,514            --            --          1,788
Other long-term assets .............................        7,314         6,202        30,426            --         43,942
                                                        ---------     ---------     ---------     ---------      ---------
Total assets .......................................    $ 240,738     $ 128,764     $  63,589     $ (24,162)     $ 408,929
                                                        =========     =========     =========     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ................................    $      --     $   7,520            --            --      $   7,520
   Current portion of long-term debt ...............          451         4,185     $      16            --          4,652
   Accounts and income taxes payable ...............       26,981        28,072         7,211            --         62,264
   Accrued expenses ................................       44,760        10,553         9,239            --         64,552
                                                        ---------     ---------     ---------     ---------      ---------
Total current liabilities ..........................       72,192        50,330        16,466            --        138,988
Long-term debt .....................................      153,544         5,848            --            --        159,392
Other long-term liabilities ........................        1,351        11,529        29,764     $  (7,023)        35,621
Net due to (from) affiliates .......................      (24,029)       81,598       (57,569)           --             --
Stockholders' equity:
   Preferred Stock .................................           --            --             7            --              7
   Common and Class B Stock ........................            5            --           378            (5)           378
   Additional paid-in capital ......................       21,209        24,625        74,025       (45,834)        74,025
   Retained earnings (deficit) .....................       17,258       (43,704)       40,179        26,446         40,179
   Deferred compensation and treasury stock ........           --            --       (37,416)           --        (37,416)
   Accumulated other comprehensive loss ............         (792)       (1,462)       (2,245)        2,254         (2,245)
                                                        ---------     ---------     ---------     ---------      ---------
Total stockholders' equity .........................       37,680       (20,541)       74,928       (17,139)        74,928
                                                        ---------     ---------     ---------     ---------      ---------
Total liabilities and stockholders' equity .........    $ 240,738     $ 128,764     $  63,589     $ (24,162)     $ 408,929
                                                        =========     =========     =========     =========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                              AS OF NOVEMBER 30, 2002
                                                        -------------------------------------------------------------------
                                                         FEDDERS
                                                          NORTH          OTHER                   ELIMINATING      FEDDERS
                                                         AMERICA        FEDDERS     CORPORATE      ENTRIES      CORPORATION
                                                        ----------    ----------    ---------    -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents......................      $  31,111     $   6,784            --            --      $  37,895
   Net accounts receivable........................         11,123        12,977            --            --         24,100
   Inventories....................................         51,004        34,121            --            --         85,125
   Other current assets...........................          7,649         9,852     $  12,828     $  (7,023)        23,306
                                                        ---------     ---------     ---------     ---------      ---------
Total current assets..............................        100,887        63,734        12,828        (7,023)       170,426
Investments in subsidiaries.......................             --            --           947          (947)            --
Net property, plant and equipment.................         44,861        20,893           784            --         66,538
Goodwill..........................................         57,885        20,745            --            --         78,630
Other intangible assets...........................            302         1,224            --            --          1,526
Other long-term assets............................          7,485         4,960        25,692            --         38,137
                                                        ---------     ---------     ---------     ---------      ---------
Total assets......................................      $ 211,420     $ 111,556     $  40,251     $  (7,970)     $ 355,257
                                                        =========     =========     =========     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes...............................      $   8,764     $  11,358            --            --      $  20,122
   Current portion of long-term debt..............            578         2,665     $      97            --          3,340
   Accounts and income taxes payable..............         27,214        19,822           995            --         48,031
   Accrued expenses...............................         16,215        10,763        10,406            --         37,384
                                                        ---------     ---------     ---------     ---------      ---------
Total current liabilities.........................         52,771        44,608        11,498            --        108,877
Long-term debt....................................        153,492         9,767            --            --        163,259
Other long-term liabilities.......................          1,764        11,326        19,913     $  (7,023)        25,980
Net due to (from) affiliates......................        (14,842)       63,143       (48,301)           --             --
Stockholders' equity:
   Common and Class B Stock.......................              5            --           407            (5)           407
   Additional paid-in capital.....................         21,292        24,642        68,848       (45,934)        68,848
   Retained earnings (deficit)....................         (3,054)      (40,377)       27,075        43,431         27,075
   Deferred compensation and treasury stock.......             --            --       (37,628)           --        (37,628)
   Accumulated other comprehensive loss...........             (8)       (1,553)       (1,561)        1,561         (1,561)
                                                        ---------     ---------     ---------     ---------      ---------
Total stockholders' equity........................         18,235       (17,288)       57,141          (947)        57,141
                                                        ---------     ---------     ---------     ---------      ---------
Total liabilities and stockholders' equity........      $ 211,420     $ 111,556     $  40,251     $  (7,970)     $ 355,257
                                                        =========     =========     =========     =========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                         FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003
                                             ---------------------------------------------------------------
                                              FEDDERS
                                               NORTH        OTHER                  ELIMINATING     FEDDERS
                                              AMERICA      FEDDERS     CORPORATE     ENTRIES     CORPORATION
                                             ---------    ---------    ---------   -----------   -----------
Net cash used in operating activities ....   $(39,305)    $  3,664     $ (3,849)          --      $(39,490)
                                             --------     --------     --------     --------      --------
Net additions to property, plant and
  equipment ..............................       (592)        (671)         (24)          --        (1,287)
Dividend received from affiliate .........         --           --       16,551      (16,551)           --
                                             --------     --------     --------     --------      --------
Net cash used in investing activities ....       (592)        (671)      16,527      (16,551)       (1,287)
                                             --------     --------     --------     --------      --------
Proceeds from short-term notes ...........      6,041        5,810           --           --        11,851
Net repayments of long-term debt .........        (69)      (2,070)         (16)          --        (2,155)
Proceeds from stock options exercised ....         --           --        1,683           --         1,683
Cash dividends ...........................    (16,551)          --       (1,108)      16,551        (1,108)
Other ....................................         --           --           (9)          --            (9)
Change in net due to (from) affiliate ....     17,053       (3,825)     (13,228)          --            --
                                             --------     --------     --------     --------      --------
Net cash provided by (used in)
  financing activities ...................      6,474          (85)     (12,678)      16,551        10,262
                                             --------     --------     --------     --------      --------
Net (decrease) increase in cash and cash
  equivalents ............................    (33,423)       2,908           --           --       (30,515)
Cash and cash equivalents at beginning
  of period ..............................     54,354        6,548           --           --        60,902
                                             --------     --------     --------     --------      --------
Cash and cash equivalents at end of
  period .................................   $ 20,931     $  9,456           --           --      $ 30,387
                                             ========     ========     ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                         FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
                                             ---------------------------------------------------------------
                                              FEDDERS
                                               NORTH        OTHER                  ELIMINATING     FEDDERS
                                              AMERICA      FEDDERS     CORPORATE     ENTRIES     CORPORATION
                                             ---------    ---------    ---------   -----------   -----------
Net cash used in operating activities ....   $(22,740)    $ (9,530)    $ (3,784)            --    $(36,054)
                                             --------     --------     --------    -----------    --------
Net additions to property, plant and
  equipment ..............................     (1,658)        (501)         (37)            --      (2,196)
                                             --------     --------     --------    -----------    --------
Net cash used in investing activities ....     (1,658)        (501)         (37)            --      (2,196)
                                             --------     --------     --------    -----------    --------
Proceeds from short-term notes ...........      6,332        3,961           --             --      10,293
Net repayments of long-term debt .........       (147)        (359)         (26)            --        (532)
Cash dividends ...........................         --           --         (972)            --        (972)
Other ....................................         --           --          (23)            --         (23)
Change in net due (from) to affiliate ....    (14,842)      10,000        4,842             --          --
                                             --------     --------     --------    -----------    --------
Net cash (used in) provided by
  financing activities ...................     (8,657)      13,602        3,821             --       8,766
                                             --------     --------     --------    -----------    --------
Net (decrease) increase in cash and
  cash equivalents .......................    (33,055)       3,571           --             --     (29,484)
Cash and cash equivalents at beginning
  of period ..............................     64,166        3,213           --             --      67,379
                                             --------     --------     --------    -----------    --------
Cash and cash equivalents at end of
  period .................................   $ 31,111     $  6,784           --             --    $ 37,895
                                             ========     ========     ========    ===========    ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INTERCOMPANY TRANSACTIONS:

The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $2.5 million and $3.1 million for the three months ended November 30, 2003 and 2002, respectively.

b) FNA's interest expense reflects actual interest charges on the 9-3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note, capital lease obligations and a revolving line of credit.

c) FNA's depreciation and amortization for the three months ended November 30, 2003 and 2002 amounted to approximately $1.7 million and $1.6 million, respectively. Capital expenditures of FNA amounted to $0.6 million and $1.7 million in the three months ended November 30, 2003 and 2002, respectively.

d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

e)       The Company's stock option plans include FNA's employees.

f) Certain reclassifications have been made in the prior year to conform to the current year presentation.

g) On November 30, 2003, FNA declared a dividend of $16,551 to the Company. In Fiscal 2003, FNA did not declare a dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors, which affected the Company's financial position, and operating results during the periods included in the accompanying consolidated financial statements.

                                                       RESULTS OF OPERATIONS
                                              OPERATING RESULTS AS PERCENT OF NET SALES
                                              -----------------------------------------
                                                   THREE MONTHS ENDED NOVEMBER 30,

                                                        2003               2002
                                                        ----               ----
Gross profit                                           15.6%              20.0%
Selling, general and administrative expense            39.0%              36.7%
Operating loss                                         23.4%              16.7%
Net interest expense                                   10.3%              11.3%
Pre-tax loss                                           35.9%              28.7%
                                                       ====               ====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 VERSUS THE THREE MONTHS ENDED NOVEMBER 30, 2002.

The Company has two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. Both segments operate and sell products in the global air treatment market. Over the past five years, the Company has re-positioned itself through globalization and expansion of its product offerings from serving primarily the $4.3 billion global market for room air conditioners to effectively serving the $37 billion global air treatment market. Major markets the Company is targeting include central air conditioning and high growth markets in Asia. Due to the current seasonality of its business, the Company normally reports a loss during the second half of the calendar year, with a majority of shipments and revenue being derived during the first six months of the calendar year.

Net sales in the three-month period ended November 30, 2003 increased by 10.2% to $43.1 million, compared to $39.2 million in the prior-year period. The improvement was the result of an increase of $4.3 million, or 14.8% within the HVACR reporting segment due to increased air conditioner sales in Asia and dehumidifier sales in North America. The gain in sales was partially offset by a slight decline in sales within the Engineered Products reporting segment of $0.4 million, or 3.7%, from the prior-year period due to continued weak demand in the capital equipment market for commercial and industrial air cleaners in North America substantially offset by strengthening demand in Asia.

The gross profit margin in the three months ended November 30, 2003 decreased to 15.6% from 20.0% in the prior year period. The lower gross margin was the result of costs associated with the closing of the Company's air conditioner production plant in Georgia and consolidation of the production of commercial air conditioners at our plant in Texas. Costs associated with this manufacturing rationalization and redundant overhead costs between the two plants during the period amounted to approximately $1.5 million. The Company also incurred start-up and transition costs of approximately $2.0 million during the period associated with the transfer of production of additional high-volume products from the U.S. to China. Margins were also affected during the period due to an increase in sales of lower margin products.

Selling, general and administrative ("SG&A") expenses in the three months ended November 30, 2003 were $16.8 million, compared to $14.4 million in the prior-year period. The SG&A expenses in the current period included a non-cash expense of $2.3 million due to the variable accounting treatment associated with the value of re-priced stock options to reflect the increase in the market price of the Company's stock. All of the re-priced options were exercised or expired during the period and will have no further effect on SG&A expenses in subsequent periods.

The operating loss in the three months ended November 30, 2003 was $10.1 million, compared to an operating loss of $6.5 million in the prior-year period.

Net interest expense in the three months ended November 30, 2003 of $4.4 million was approximately equal to prior year and consisted primarily of interest expense on the Company's long-term debt.

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

Net loss in the three months ended November 30, 2003 applicable to common stockholders, before the cumulative effect of a change in accounting principle, was $10.8 million, or 36 cents diluted loss per common share, compared to a net loss in the three months ended November 30, 2002 applicable to common stockholders, before the cumulative effect of a change in accounting principle, of $7.6 million, or 23 cents diluted loss per common share. Net loss applicable to common stockholders in the three months ended November 30, 2002, including the $11.9 million non-cash transitional goodwill impairment charge, was $19.5 million, or 60 cents diluted loss per common share.

LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements of the Company are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $30.4 million at November 30, 2003 compared to $37.9 million a year earlier.

Net cash used in operations for the three-months ended November 30, 2003 amounted to $39.5 million, compared to $36.1 million in the prior period. A build-up in inventory to support seasonal requirements was the main use of cash during the period. Net inventories at November 30, 2003 were $120.0 million compared to $78.9 million at August 31, 2003 and $85.1 million at November 30, 2002. Inventories are higher compared to the previous year due to inventory required to support the expansion of sales of central air conditioners globally and all products in Asian markets, as well as to meet U.S. retailers' earlier shipment requirements for the 2004 season.

Net cash used in investing activities was $1.3 million and consisted of capital expenditures primarily to support the expansion of production capacity in Asia versus $2.2 million used in investing activities in the prior-year period.

Net cash provided by financing activities during the three months ended November 30, 2003 was $10.3 million and consisted primarily of $11.9 million in short-term borrowings to support production in Asia, $1.7 million of proceeds from stock options exercised offset by $1.1 million of cash dividends and the repayment of $2.2 million of long-term debt. Net cash provided by financing activities during the prior-year period was $8.8 million, consisting primarily of $10.3 million in short-term borrowings to support production in Asia offset by $1.0 million of cash dividends and the repayment of $0.5 million of long-term debt.

The Company declared quarterly dividends of 3.0 cents on each share of outstanding Common and Class B Stock and 53.8 cents on each share of outstanding Preferred Stock in the three months ended November 30, 2003. The Company declared quarterly dividends of 3.0 cents on each share of outstanding Common and Class B Stock in the three months ended November 30, 2002.

    The following summarizes Fedders' contractual cash obligations and commercial commitments at November 30, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                                                PAYMENTS DUE BY PERIOD
                                              --------------------------------------------------------
                                                                      LESS THAN
                                              --------------------------------------------------------
                                                                                               AFTER
          CONTRACTUAL OBLIGATION                TOTAL      1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
------------------------------------------    --------    --------    ---------   ---------   --------
                                                               (AMOUNTS IN THOUSANDS)
Long-term debt, including current
  maturities .............................    $157,808    $  2,607     $  1,989    $149,968   $  3,244
Capital lease obligations ................       4,080         409        1,180       1,395      1,096
Operating leases and contractual
  minimum payments .......................      18,724       3,444        5,660       5,424      4,196
Short-term notes .........................      19,371      19,371           --          --         --
                                              --------    --------     --------    --------   --------
Total contractual cash obligations .......    $199,983    $ 25,831     $  8,829    $156,787   $  8,536
                                              ========    ========     ========    ========   ========

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

                                                   COMMITMENTS BY PERIOD
                                    -------------------------------------------------
                                                        LESS THAN
                                             ------------------------------
                                                                              AFTER 5
  OTHER COMMERCIAL COMMITMENTS       TOTAL   1 YEAR   2-3 YEARS   4-5 YEARS    YEARS
--------------------------------    ------   ------   ---------   ---------   -------
                                                 (AMOUNTS IN THOUSANDS)
Guarantee of debt...............    $2,900    1,400   1,500          --        --
                                    ------    -----   -----         ---       ---
Total commercial commitments....    $2,900    1,400   1,500          --        --
                                    ======    =====   =====        ====       ===

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.

Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. During the Company's last fiscal quarter, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.2 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.


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