Form 10-QT
period 2003-12-31
FEDDERS CORP /DE
filed 2004-02-13
CIK 744106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [ ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

   [X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM SEPTEMBER 1, 2003 TO DECEMBER
           31, 2003

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

                               Yes [X]     No [ ]

     The registrant has outstanding 27,934,929 shares of Common Stock and 2,493,061 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of January 31, 2004.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ---------------------

                              FEDDERS CORPORATION

                                     INDEX

                                              PAGE
                                             NUMBER
                                             ------
PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED STATEMENTS OF
           OPERATIONS AND COMPREHENSIVE
           LOSS FOR THE FOUR MONTHS ENDED
           DECEMBER 31, 2003 AND DECEMBER
           31, 2002........................      3
         CONSOLIDATED BALANCE SHEETS AS OF
           DECEMBER 31, 2003, AUGUST 31,
           2003 AND DECEMBER 31, 2002......      4
         CONSOLIDATED STATEMENTS OF CASH
           FLOWS FOR THE FOUR MONTHS ENDED
           DECEMBER 31, 2003 AND DECEMBER
           31, 2002........................      5
         NOTES TO THE CONSOLIDATED
           FINANCIAL STATEMENTS............   6-20

                                              PAGE
                                             NUMBER
                                             ------
ITEM 2.  MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL
           CONDITION.......................  21-23
ITEM 3.  QUANTITATIVE AND QUALITATIVE
           DISCLOSURES ABOUT MARKET RISK...     23
ITEM 4.  CONTROLS AND PROCEDURES...........     24
PART II  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM
           8-K.............................     24
         SIGNATURE.........................     25
         CERTIFICATIONS....................  26-29

                             ---------------------

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                 FOUR MONTHS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Net sales...................................................   $ 55,554     $ 49,303
Costs and expenses:
  Cost of sales.............................................     48,253       40,332
  Selling, general and administrative expense...............     23,508       18,654
  Gain on sale of joint venture interest....................       (638)          --
                                                               --------     --------
                                                                 71,123       58,986
                                                               --------     --------
Operating loss..............................................    (15,569)      (9,683)
Partners' net interest in joint venture results.............     (1,355)        (526)
Interest expense, net.......................................     (6,003)      (5,964)
Other income (expense)......................................        265          101
                                                               --------     --------
Loss before income taxes and cumulative effect of a change
  in accounting principle...................................    (22,662)     (16,072)
Benefit for income taxes....................................     (7,361)      (5,222)
                                                               --------     --------
Loss before cumulative effect of a change in accounting
  principle.................................................    (15,301)     (10,850)
Cumulative effect of a change in accounting principle.......         --       11,906
                                                               --------     --------
Net loss....................................................    (15,301)     (22,756)
Preferred stock dividends...................................        484           --
                                                               --------     --------
Net loss applicable to common stockholders..................    (15,785)     (22,756)
Other comprehensive (loss) income:
  Foreign currency translation, net of tax..................        493           66
                                                               --------     --------
Comprehensive loss..........................................   $(15,292)    $(22,690)
                                                               ========     ========
Loss per common share:
  Basic/diluted loss per common share before cumulative
     effect of a change in accounting principle, less
     preferred stock dividends..............................   $  (0.52)    $  (0.33)
  Cumulative effect of a change in accounting principle.....         --        (0.37)
                                                               --------     --------
  Basic/diluted loss per common shares......................      (0.52)       (0.70)
                                                               ========     ========
Weighted averages shares:
  Basic.....................................................     30,179       32,489
  Diluted...................................................     30,179       32,489
Dividends per share declared:
  Common Stock..............................................   $   0.03     $   0.03
  Class B Stock.............................................       0.03     $   0.03
  Preferred Stock...........................................      0.538           --

See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   AUGUST 31,   DECEMBER 31,
                                                                  2003          2003          2002
                                                              ------------   ----------   ------------
                                                                       (AMOUNTS IN THOUSANDS)
                                                                            (UNAUDITED)
                                                ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 22,043      $ 60,902      $ 22,819
  Accounts receivable (net of allowance of $1,888, $2,032
    and $2,157 at December 31, 2003, August 31, 2003 and
    December 31, 2002, respectively)........................      29,718        51,178        21,626
  Inventories:
    Finished goods..........................................     113,659        52,226        75,285
    Work-in-process.........................................       4,487         5,114         3,617
    Raw materials and supplies..............................      27,340        21,608        24,794
                                                                --------      --------      --------
  Net inventories...........................................     145,486        78,948       103,696
  Deferred income taxes.....................................       7,652         7,654         5,607
  Assets held for sale......................................       8,564         8,564         8,249
  Other current assets......................................      28,352        21,463        18,939
                                                                --------      --------      --------
Total current assets........................................     241,815       228,709       180,936
Net property, plant and equipment:
  Land and improvements.....................................       1,508         1,508         1,524
  Buildings and leasehold improvements......................      31,880        31,423        34,770
  Machinery and equipment...................................     102,815       100,581        96,925
                                                                --------      --------      --------
  Gross property, plant and equipment.......................     136,203       133,512       133,219
  Less accumulated depreciation.............................      81,541        77,652        74,881
                                                                --------      --------      --------
Net property, plant and equipment...........................      54,662        55,860        58,338
Deferred income taxes.......................................       8,224         8,224         2,867
Goodwill....................................................      78,630        78,630        78,630
Other intangible assets.....................................       1,685         1,788         1,510
Other assets................................................      31,232        35,718        35,392
                                                                --------      --------      --------
Total assets................................................    $416,248      $408,929      $357,673
                                                                ========      ========      ========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes..........................................    $ 30,446      $  7,520      $ 24,304
  Current portion of long-term debt.........................       2,779         4,652         3,105
  Accounts payable..........................................      86,313        56,812        56,249
  Income taxes payable......................................          --         5,452         1,161
  Accrued expenses..........................................      39,032        64,552        29,807
                                                                --------      --------      --------
Total current liabilities...................................     158,570       138,988       114,626
Long-term debt..............................................     158,965       159,392       162,891
Other long-term liabilities.................................      31,528        31,037        21,858
Partners' net interest in joint venture.....................       4,235         4,584         4,087
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized,
  675, 675 and 324 issued at December 31, 2003, August 31,
  2003 and December 31, 2002, respectively..................           7             7             3
Common Stock, $0.01 par value, 70,000 shares authorized,
  36,444, 35,278 and 35,934 issued at December 31, 2003,
  August 31, 2003 and December 31, 2002, respectively.......         364           353           359
Class B Stock, $0.01 par value, 5,000 shares authorized,
  2,493 issued at December 31, 2003, August 31, 2003 and
  December 31, 2002, respectively...........................          25            25            25
Additional paid-in capital..................................      80,680        74,025        68,851
Retained earnings...........................................      23,603        40,179        23,823
Accumulated other comprehensive loss........................      (1,752)       (2,245)       (1,246)
                                                                --------      --------      --------
                                                                 102,927       112,344        91,815
Treasury stock, at cost, 8,521 shares of Common Stock at
  December 31, 2003, 8,158 shares of Common Stock at August
  31, 2003 and December 31, 2002, respectively..............     (39,188)      (37,322)      (37,322)
Deferred compensation.......................................        (789)          (94)         (282)
                                                                --------      --------      --------
Total stockholders' equity..................................      62,950        74,928        54,211
                                                                --------      --------      --------
Total liabilities and stockholders' equity..................    $416,248      $408,929      $357,673
                                                                ========      ========      ========

See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOUR MONTHS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
                                                                    (UNAUDITED)
Cash flows from operating activities:
Net loss....................................................   $(15,301)    $(22,756)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      3,413        3,071
  Deferred income taxes.....................................          2           13
  Stock option repricing....................................      2,256         (339)
  Cumulative effect of a change in accounting principle.....         --       11,906
  Gain on sale of joint venture interest....................       (638)          --
  Partners' net interest in joint venture results...........      1,355          526
Changes in operating assets and liabilities:
  Accounts receivable.......................................     21,417       10,142
  Inventories...............................................    (66,538)     (55,116)
  Other current assets......................................     (5,993)      (5,375)
  Other assets..............................................        115        1,389
  Accounts payable..........................................     30,395       14,361
  Accrued expenses..........................................    (24,412)      (6,320)
  Income taxes payable......................................     (5,452)      (4,794)
  Other long-term liabilities...............................        984         (301)
  Other -- net..............................................        165          609
                                                               --------     --------
Net cash used in operating activities.......................    (58,232)     (52,984)
                                                               --------     --------
Cash flows from investing activities:
  Additions to property, plant and equipment................     (2,116)      (2,947)
  Disposal of property, plant and equipment.................         --           15
  Sale of joint venture interest............................      1,561           --
                                                               --------     --------
Net cash used in investing activities.......................       (555)      (2,932)
                                                               --------     --------
Cash flows from financing activities:
  Proceeds from short-term notes............................     22,926       14,475
  Proceeds from stock options exercised.....................      1,709           --
  Repayments of long-term debt..............................     (2,300)      (1,135)
  Cash dividends............................................     (2,383)      (1,944)
  Preferred stock exchange offer expenses...................        (24)         (40)
                                                               --------     --------
Net cash provided by financing activities...................     19,928       11,356
                                                               --------     --------
Net decrease in cash and cash equivalents...................    (38,859)     (44,560)
Cash and cash equivalents at beginning of period............     60,902       67,379
                                                               --------     --------
Cash and cash equivalents at end of period..................   $ 22,043     $ 22,819
                                                               ========     ========
Supplemental disclosure:
  Interest paid.............................................   $    881     $    768
  Income taxes paid.........................................        223          633
                                                               ========     ========

See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The Company's fiscal year end through the 2003 fiscal year was August 31. However, on August 26, 2003 the Board of Directors decided to change the Company's fiscal year end from August 31, to December 31. Reference to a "fiscal year" period throughout the notes refer to the Company's August 31 fiscal year basis of reporting. The financial statements and notes included herein provide unaudited results of the Company for the four month transition period from September 1, 2003 through December 31, 2003. The prior unaudited four month period ended December 31, 2002 has been provided for comparison purposes.

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

                                                               FOUR MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Net loss applicable to common stockholders-as reported......  $(15,785)  $(22,756)
Add: Stock-based employee compensation expense (income)
  included in reported net loss, net of related tax
  effects...................................................     1,523       (229)
Deduct: Total stock-based employee compensation expense
  determined under fair-value-based method for all awards,
  net of related tax effects................................        64        120
                                                              --------   --------
Pro forma net loss..........................................  $(14,326)  $(23,105)
                                                              ========   ========
Net loss per common share:
     Basic and diluted -- as reported.......................  $  (0.52)  $  (0.70)
     Basic and diluted -- pro forma.........................  $  (0.47)  $  (0.71)

                              FEDDERS CORPORATION

3. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

     In the fourth quarter of fiscal year 2001, the Company announced a plan to restructure its existing operations, which included the transfer of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed-asset impairments, employee severance costs, inventory write-downs, and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694 of charges in the fourth quarter of fiscal year 2001. In the four months ended December 31, 2003, the Company expended $137, primarily for facility closing costs.

     The following table displays the activity and balances of the restructuring reserve account from August 31, 2003 to December 31, 2003.

                                            AUGUST 31,                            DECEMBER 31,
                                               2003                                   2003
                                             BALANCE     ADDITIONS   DEDUCTIONS     BALANCE
                                            ----------   ---------   ----------   ------------
Workforce reductions......................    $  586        --           --          $  586
Facility closing costs....................       477        --          137             340
Other costs...............................       214        --           --             214
                                              ------         --         ---          ------
  Total...................................    $1,277        --          137          $1,140
                                              ======         ==         ===          ======

     The remaining balance of $1,140, which consists primarily of workforce reduction and facility closing costs, is expected to be expended during the twelve months ended December 31, 2004. The final amounts will be settled upon the expiration period for workers' compensation claims and completion of facility clean up and waste removal.

4.  STOCKHOLDERS' EQUITY

     In October 2002, the Company's Board of Directors approved a plan pursuant to which a new class of cumulative Preferred Stock would be offered to stockholders in exchange for up to 15,000,000 shares of the Company's Common Stock, with 0.14 shares of Preferred Stock being offered in exchange for every share of Common Stock. The Series A Cumulative Preferred Stock receives a cumulative annual dividend of $2.15 and has a liquidation preference of $25.00 plus the amount of any accrued and unpaid dividends. The holders of the Series A Cumulative Preferred Stock have no right to vote, except in limited circumstances. The exchange of 2,315,750 shares of Common Stock for 323,947 shares of Series A Cumulative Preferred Stock was completed on December 27, 2002 and is reflected in the Company's financial statements as of December 31, 2002.

     On October 1, 2003, the Company granted an officer 150,000 shares of restricted Common Stock of the Company pursuant to the officer's employment agreement. The officer is not permitted to sell, assign, transfer, pledge or otherwise encumber these shares prior to January 1, 2007. The Company recorded $0.9 million of deferred compensation expense to be amortized over the vesting period.

     On December 5, 2003, the Company's Board of Directors authorized the distribution of transferable rights to the holders of the Company's Common and Class B stock. In the rights offering, holders of Common Stock and Class B Stock as of December 22, 2003 received subscription rights to purchase shares of Series A Cumulative Preferred Stock. Every 20 rights entitled the holder to purchase one share of Cumulative Preferred Stock at the subscription price of $23.70 per share, and carried with it a basic

                              FEDDERS CORPORATION
subscription right and an over-subscription right. The rights offering expired at 5:00 p.m. New York City time on January 16, 2004. (see NOTE 13)

5.  EARNINGS PER SHARE

     For the four months ended December 31, 2003 and 2002, net loss per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to approximately 30,179,359 and 32,489,203 shares, respectively. Due to their anti-dilutive effect, 736,567 and zero options were excluded from the computation of diluted earnings per share for the four months ended December 31, 2003 and 2002, respectively.

6.  STOCK OPTION REPRICING

     In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options, reducing the exercise price to $3.625 per share, which was the fair market value of the Class A Stock on the date of repricing. For the four months ended December 31, 2003, the Company recorded a $2.3 million charge to compensation expense due to the variable accounting treatment associated with the value of re-priced stock options to reflect the increase in the market price of Fedders Stock. As a result of the exercise of 851,769 options during the four month period ended December 31, 2003, the Company's additional paid in capital increased by $5,794. For the four months ended December 31, 2002, the Company recorded a $339 reduction to compensation expense to reflect changes in the market price of the Company's stock.

7.  GOODWILL AND INTANGIBLE ASSETS

     The Company records the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. The Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), as of September 1, 2002. Under SFAS 142, the Company is required to test goodwill for impairment at least annually. The Company has elected to perform its annual test for indications of goodwill impairment as of September 1 of each year. The Company identifies potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. The Company determines fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. The Company measures the amount of goodwill impairment loss by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the segment goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized as an operating expense.

     The Company completed the transitional goodwill impairment test during the fourth quarter of fiscal year 2003 and recognized a non-cash goodwill impairment charge of $11.9 million within its Engineered Products reporting segment. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of September 1, 2002. In accordance with SFAS No. 142, the Company ceased amortization of goodwill as of September 1, 2002.

                              FEDDERS CORPORATION

     Goodwill and other intangible assets consist of the following:

                                                              DECEMBER 31,   AUGUST 31,
                                                                  2003          2003
                                                              ------------   ----------
Goodwill....................................................    $78,630       $78,630
                                                                =======       =======
Gross other amortizable intangibles.........................    $ 3,178       $ 3,189
Accumulated amortization....................................     (1,493)       (1,401)
                                                                -------       -------
Other intangible assets.....................................    $ 1,685       $ 1,788
                                                                =======       =======

     As of December 31, 2003 and August 31, 2003, the Company had goodwill of $70,133 and $8,497 reflected in its HVACR and Engineered Products reportable segments, respectively. Other intangible assets primarily include a right associated with a joint venture that is being amortized over 20 years. Amortization expense for the four months ended December 31, 2003 and 2002 is $63 and $60, respectively. Estimated amortization expense for other intangible assets will be approximately $180 for each of the next five years.

8.  ASSETS HELD FOR SALE

     In connection with a restructuring of the Company's operations in 2001 (Note 3), the Company ceased production at its Walkersville, Maryland facility, part of the Company's HVACR reportable segment. In December 2002, the Company began the process of actively marketing the sale of the Walkersville facility. The Company anticipates the selling price of the facility will exceed its net book value after consideration of selling expenses associated with marketing the facility for sale. A vacant property belonging to the Company in Ningbo, China is also being marketed for sale. The sale of both properties is expected to be completed no later than June 2004. At December 31, 2003, assets totaling $8,564, which consist of land, land improvements, buildings, and building improvements have been classified as "Assets Held for Sale" and are no longer being depreciated in accordance with SFAS 144.

     The following table presents the carrying amount, by asset class, of the "Assets Held for Sale" at December 31:

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

9.  INDUSTRY SEGMENTS

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

                              FEDDERS CORPORATION

     The Engineered Products segment designs, manufactures and distributes media filters, electronic filters, humidifiers, dust collectors, fan filter units, and solid-state thermoelectric heat pump modules. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

SUMMARY OF BUSINESS BY SEGMENT:

                                                               FOUR MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Net sales:
  HVACR.....................................................  $ 42,814   $ 36,555
  Engineered Products.......................................    12,740     12,748
                                                              --------   --------
  Net sales.................................................  $ 55,554   $ 49,303
                                                              ========   ========
Loss before interest, taxes and cumulative effect of a
  change in accounting principle:
  HVACR.....................................................  $ (9,749)  $ (8,246)
  Engineered Products.......................................       947        (53)
                                                              --------   --------
  Segment income before interest and taxes..................    (8,802)    (8,299)
  Cumulative effect of a change in accounting principle.....        --     11,906
  Non-allocated expenses....................................     7,857      1,809
  Interest expense, net.....................................     6,003      5,964
  Benefit for income taxes..................................    (7,361)    (5,222)
                                                              --------   --------
  Net loss..................................................  $(15,301)  $(22,756)
                                                              ========   ========

                                                    DECEMBER 31,   AUGUST 31,   DECEMBER 31,
                                                        2003          2003          2002
                                                    ------------   ----------   ------------
Total assets:
HVACR.............................................    $310,646      $266,967      $255,747
Engineered Products...............................      52,826        53,024        54,957
Non-allocated assets..............................      52,776        88,938        46,969
                                                      --------      --------      --------
                                                      $416,248       408,929      $357,673
                                                      ========      ========      ========

10.  GUARANTEES

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

                              FEDDERS CORPORATION

     The following table displays the activity and balances of the product warranty liability from August 31, 2003 to December 31, 2003:

                                                                  FOUR MONTHS
                                                                     ENDED
                                                               DECEMBER 31, 2003
                                                               -----------------
Warranty balance at August 31, 2003.........................        $ 9,660
Accruals for warranties issued during the period............            690
Settlements made during the period..........................         (4,709)
                                                                    -------
Warranty balance at December 31, 2003.......................        $ 5,641
                                                                    =======

  LOAN GUARANTEES

     Guarantees of subsidiary debt by Fedders Corporation ("the Parent") and subsidiaries consist of the following at December 31, 2003:

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

          (ii) The Parent and various subsidiaries guarantee the obligations of certain subsidiaries under a $100 million working capital line of credit. The line of credit bears interest at Libor +2% or the prime rate of Wachovia Bank and expires in February 2006. The Parent and guarantor subsidiaries would be required to perform under the guarantees in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. There is no outstanding loan balance at December 31, 2003.

          (iii) The Parent guarantees the obligations of its subsidiary, Melcor Corporation, under a $1.3 million New Jersey Economic Development Authority Economic Development Bond. The bond bears interest at the rate of 6.6% per annum and matures in July 2010. The Parent would be required to perform under the guaranty in the event that Melcor fails to pay the principal of and interest on the bond or fails to comply with the provisions of the bond agreement pursuant to which the bond was issued. The outstanding loan balance at December 31, 2003 is $0.9 million.

          (iv) The Parent and Melcor Corporation guarantee the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 7.16% per annum and expires in December 2007. The Parent and Melcor Corporation would be required to perform under the guarantee in the event Eubank fails to pay rent when due or fails to comply with the provisions of the lease agreement. The outstanding loan balance at December 31, 2003 is $2.1 million.

          (v) The Parent guarantees the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under a loan agreement providing for a loan of $2.0 million. The loan bears interest at the prime rate of Flag Bank and matures in February 2007. The Parent would be required to perform under the guaranty in the event Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2003 is $0.5 million.

                              FEDDERS CORPORATION

          (vi) The Parent guarantees the obligations of a subsidiary, Fedders Shanghai Co., Ltd. ("FSC") under a working capital line of credit totaling $6.0 million. The line of credit bears interest at the rate of Sibor +1.5% per annum and matures at various dates. The Parent would be obligated to perform under the guarantee in the event that FSC fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2003 is $1.2 million.

          (vii) The Parent guarantees the obligations of a subsidiary, Polenz GmbH ("Polenz"), under a Euro 6.0 million working capital line of credit. The line of credit bears interest at the rate of Libor +2.5% per annum and matures June 2004. The Parent would be obligated to perform under the guarantee in the event Polenz fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at December 31, 2003.

          (viii) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Ph peso 320 million term loan. The loan bears interest at the rate of Phibor +3% per annum and matures May 2005. The Parent would be obligated to perform under the guarantee in the event that FK fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2003 is $1.8 million.

          (ix) The Parent guarantees the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under a mortgage agreement providing for a loan of $1.0 million. The loan has an interest rate of 4.25% and matures in June 2008. The Parent would be required to perform under the guaranty in the event Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2003 is $0.9 million.

     The Company also provides loan guarantees to two joint ventures which are not consolidated in the Company's financial statements:

          (i) Fedders International, Inc., ("FI") a subsidiary of the Company, guarantees up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 230 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2006. FI would be obligated to perform under the guaranty in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI's exposure under the guarantee at December 31, 2003 is $2.3 million.

          (ii) Fedders Indoor Air Quality (Suzhou) Co., Ltd., ("FIAQ"), a subsidiary of the Company, guarantees up to RMB 5 million of the obligations of Xi'an Fedders Dong Fang Air Conditioner Compressor Co., Ltd., ("FDF"), a 50%-owned joint venture of the Company, under a working capital line of credit. The line of credit bears interest at the rate set by the Peoples Bank of China and matures December 2004. FIAQ would be obligated to perform its obligations under the guaranty in the event FDF fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. FIAQ's maximum exposure under the guarantee is $0.6 million as of December 31, 2003.

11.  ACQUISITIONS AND JOINT VENTURES

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

                              FEDDERS CORPORATION

     On December 9, 2003, the Company and BSH Bosch und Siemens Hausgerate GmbH terminated their joint venture named BSH and Fedders International Air Conditioning, S.A., as of November 2003. This joint venture was established on March 24, 1998. The Company agreed to sell its interest for the sum of 3.6 million Euros, approximately $4.4 million. The two parties also settled other various claims. Net proceeds received from the sale were $1.6 million. The Company realized a gain of $0.6 million on the sale.

     On December 29, 2003 the Company entered into a strategic alliance with WFI Industries Ltd. ("WFI") to produce water source heat pumps in China. These units will be sold in China and Korea by WFI under the WaterFurnace brand.

12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On December 23, 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132." This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures for foreign plans. The Company does not provide defined pension and postretirement benefits and therefore is not subject to the additional disclosure requirements of this revised statement.

13.  SUBSEQUENT EVENTS

     On December 5, 2003, the Company's Board of Directors authorized the distribution of transferable rights to the Company's Common and Class B stockholders. Stockholders received one right for every share of Common Stock and Class B Stock they held as of December 22, 2003. Every 20 rights entitled the holder to purchase one share of Cumulative Preferred Stock at the subscription price of $23.70 per share, and carried with it a basic subscription right and an over-subscription right. As of January 16, 2004, 1,195,092 shares of Cumulative Preferred Stock had been issued as result of the offering for gross proceeds of $28.3 million.

     In January 2004, the Company announced that it is establishing a research and development center in China and the existing engineering facility in Singapore will be closed at the end of 2004.

     On February 6, 2004, the Company announced the commencement by its wholly-owned subsidiary, Fedders North America, Inc. ("FNA"), of a cash tender offer for any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 24, 1999, and any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 18, 1997 (collectively, the "Notes"). In connection with the tender offer, FNA is also soliciting consents to the adoption of certain proposed amendments to the Notes and the related indentures governing the Notes. The total consideration offered in the tender is comprised of the tender offer consideration and a consent payment. The tender offer consideration is equal to $1,012.50 per $1,000 principal amount of Notes plus accrued and unpaid interest from the last interest payment up to, but not including, the settlement date. The consent payment, made to holders who effectively consent to amend the Notes, is $20.00 per $1,000 principal amount of Notes.

14.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Parent are the issuer and the guarantor, respectively, of the Senior Subordinated Notes due 2007, of which $100,000 were issued in August 1997 and $50,000 were issued in August 1999.

                              FEDDERS CORPORATION

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

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                      FOUR MONTHS ENDED DECEMBER 31, 2003
                                           ---------------------------------------------------------
                                           FEDDERS
                                            NORTH     OTHER                ELIMINATING     FEDDERS
                                           AMERICA   FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                           -------   -------   ---------   -----------   -----------
Net sales................................  $31,567   $27,923         --      $(3,936)     $ 55,554
Cost of sales............................   28,947    23,242         --       (3,936)       48,253
Selling, general and administrative
  expense(a).............................    9,143     9,633   $  4,732           --        23,508
Gain on sale of joint venture interest...       --      (638)        --           --          (638)
                                           -------   -------   --------      -------      --------
Operating loss...........................   (6,523)   (4,314)    (4,732)          --       (15,569)
Partners' net interest in joint venture
  results................................     (194)   (1,161)        --           --        (1,355)
Equity income in investment..............       --        --    (12,135)      12,135            --
Interest expense, net(b).................   (5,201)     (724)       (78)          --        (6,003)
Other income (expense)...................     (113)      160        218           --           265
                                           -------   -------   --------      -------      --------
Loss before income taxes.................  (12,031)   (6,039)   (16,727)      12,135       (22,662)
Benefit for income taxes.................   (3,998)   (1,937)    (1,426)          --        (7,361)
                                           -------   -------   --------      -------      --------
Net loss.................................   (8,033)   (4,102)   (15,301)      12,135       (15,301)
Preferred stock dividend.................       --        --       (484)          --          (484)
                                           -------   -------   --------      -------      --------
Net loss applicable to common
  stockholders...........................   (8,033)   (4,102)   (15,785)      12,135       (15,785)
Foreign currency translation, net of
  tax....................................     (121)      621        493         (500)          493
                                           -------   -------   --------      -------      --------
Comprehensive loss.......................  $(8,154)  $(3,481)  $(15,292)     $11,635      $(15,292)
                                           =======   =======   ========      =======      ========

                                                     FOUR MONTHS ENDED DECEMBER 31, 2002
                                          ----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                          --------   -------   ---------   -----------   -----------
Net sales...............................  $ 27,587   $26,917         --      $(5,201)     $ 49,303
Cost of sales...........................    24,480    21,053         --       (5,201)       40,332
Selling, general and administrative
  expense(a)............................     9,094     9,076   $    484                     18,654
                                          --------   -------   --------      -------      --------
Operating loss..........................    (5,987)   (3,212)      (484)          --        (9,683)
Partners' net interest in joint venture
  results...............................        --      (526)        --           --          (526)
Equity income in investment.............        --        --    (22,592)      22,592            --
Interest expense, net(b)................    (5,534)     (684)       254           --        (5,964)
Other income (expense)..................       257      (161)         5           --           101
                                          --------   -------   --------      -------      --------
Loss before income taxes and cumulative
  effect of a change in accounting
  principle.............................   (11,264)   (4,583)   (22,817)      22,592       (16,072)
Benefit for income taxes................    (3,749)   (1,412)       (61)          --        (5,222)
                                          --------   -------   --------      -------      --------
Net loss before cumulative effect of a
  change in accounting principle........    (7,515)   (3,171)   (22,756)      22,592       (10,850)
Cumulative effect of a change in
  accounting principle..................     6,906     5,000         --           --        11,906
                                          --------   -------   --------      -------      --------
Net loss................................   (14,421)   (8,171)   (22,756)      22,592       (22,756)
Foreign currency translation, net of
  tax...................................        (1)       68         66          (67)           66
                                          --------   -------   --------      -------      --------
Comprehensive loss......................  $(14,422)  $(8,103)  $(22,690)     $22,525      $(22,690)
                                          ========   =======   ========      =======      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           AS OF DECEMBER 31, 2003
                                         ------------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                  ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE      ENTRIES     CORPORATION
                                         --------   --------   ----------   -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents............  $ 13,975   $  8,068         --            --      $ 22,043
  Net accounts receivable..............    14,540     15,178         --            --        29,718
  Net inventories......................   114,028     31,458         --            --       145,486
  Assets held for sale.................     8,249        315         --            --         8,564
  Other current assets.................    13,519     12,611    $16,897       $(7,023)       36,004
                                         --------   --------    -------       -------      --------
Total current assets...................   164,311     67,630     16,897        (7,023)      241,815
Investments in subsidiaries............        --         --    (11,047)       11,047            --
Net property, plant and equipment......    31,858     22,213        591            --        54,662
Goodwill...............................    57,885     20,745         --            --        78,630
Other intangible assets................       255      1,430         --            --         1,685
Other assets...........................     6,297      2,362     30,797            --        39,456
                                         --------   --------    -------       -------      --------
Total assets...........................  $260,606   $114,380    $37,238       $ 4,024      $416,248
                                         ========   ========    =======       =======      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes.....................  $ 16,790   $ 13,656         --            --      $ 30,446
  Current portion of long-term debt....       421      2,356    $     2            --         2,779
  Accounts and income taxes payable....    58,972     26,095      1,246            --        86,313
  Accrued expenses.....................    22,362      8,627      8,043            --        39,032
                                         --------   --------    -------       -------      --------
Total current liabilities..............    98,545     50,734      9,291            --       158,570
Long-term debt.........................   153,499      5,466         --            --       158,965
Other long-term liabilities............       847     11,413     30,526       $(7,023)       35,763
Net due to (from) affiliates...........    (4,294)    69,823    (65,529)           --            --
Stockholders' equity:
  Preferred Stock......................        --         --          7            --             7
  Common and Class B Stock.............         5         --        389            (5)          389
  Additional paid-in capital...........    21,109     24,725     80,680       (45,834)       80,680
  Retained earnings (deficit)..........    (8,192)   (46,940)    23,603        55,132        23,603
  Deferred compensation and treasury
     stock.............................        --         --    (39,977)           --       (39,977)
  Accumulated other comprehensive
     loss..............................      (913)      (841)    (1,752)        1,754        (1,752)
                                         --------   --------    -------       -------      --------
Total stockholders' equity.............    12,009    (23,056)    62,950        11,047        62,950
                                         --------   --------    -------       -------      --------
Total liabilities and stockholders'
  equity...............................  $260,606   $114,380    $37,238       $ 4,024      $416,248
                                         ========   ========    =======       =======      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                            AS OF AUGUST 31, 2003
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents............  $ 54,354   $  6,548         --           --      $ 60,902
  Net accounts receivable..............    28,913     22,265         --           --        51,178
  Net inventories......................    42,204     36,744         --           --        78,948
  Assets held for sale.................     8,249        315         --           --         8,564
  Other current assets.................     8,081     12,689   $ 15,370     $ (7,023)       29,117
                                         --------   --------   --------     --------      --------
Total current assets...................   141,801     78,561     15,370       (7,023)      228,709
Investments in subsidiaries............        --         --     17,139      (17,139)           --
Net property, plant and equipment......    33,464     21,742        654           --        55,860
Goodwill...............................    57,885     20,745         --           --        78,630
Other intangible assets................       274      1,514         --           --         1,788
Other assets...........................     7,314      6,202     30,426           --        43,942
                                         --------   --------   --------     --------      --------
Total assets...........................  $240,738   $128,764   $ 63,589     $(24,162)     $408,929
                                         ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes.....................        --   $  7,520         --           --      $  7,520
  Current portion of long-term debt....  $    451      4,185   $     16           --         4,652
  Accounts and income taxes payable....    26,981     28,072      7,211           --        62,264
  Accrued expenses.....................    44,760     10,553      9,239           --        64,552
                                         --------   --------   --------     --------      --------
Total current liabilities..............    72,192     50,330     16,466           --       138,988
Long-term debt.........................   153,544      5,848         --           --       159,392
Other long-term liabilities............     1,351     11,529     29,764     $ (7,023)       35,621
Net due to (from) affiliates...........   (24,029)    81,598    (57,569)          --            --
Stockholders' equity:
  Preferred Stock......................        --         --          7           --             7
  Common and Class B Stock.............         5         --        378           (5)          378
  Additional paid-in capital...........    21,209     24,625     74,025      (45,834)       74,025
  Retained earnings (deficit)..........    17,258    (43,704)    40,179       26,446        40,179
  Deferred compensation and treasury
     stock.............................        --         --    (37,416)          --       (37,416)
  Accumulated other comprehensive
     loss..............................      (792)    (1,462)    (2,245)       2,254        (2,245)
                                         --------   --------   --------     --------      --------
Total stockholders' equity.............    37,680    (20,541)    74,928      (17,139)       74,928
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity...............................  $240,738   $128,764   $ 63,589     $(24,162)     $408,929
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           AS OF DECEMBER 31, 2002
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents............  $ 16,760   $  6,059         --           --      $ 22,819
  Net accounts receivable..............     8,935     12,691         --           --        21,626
  Net inventories......................    71,247     32,449         --           --       103,696
  Assets held for sale.................     8,249         --         --           --         8,249
  Other current assets.................     8,096      9,826   $ 13,647     $ (7,023)       24,546
                                         --------   --------   --------     --------      --------
Total current assets...................   113,287     61,025     13,647       (7,023)      180,936
Investments in subsidiaries............        --         --     (1,942)       1,942            --
Net property, plant and equipment......    36,644     20,942        752           --        58,338
Goodwill...............................    57,885     20,745         --           --        78,630
Other intangible assets................       299      1,211                      --         1,510
Other assets...........................     7,696      5,371     25,192           --        38,259
                                         --------   --------   --------     --------      --------
Total assets...........................  $215,811   $109,294   $ 37,649     $ (5,081)     $357,673
                                         ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes.....................  $ 11,182   $ 13,122         --           --      $ 24,304
  Current portion of long-term debt....       544      2,655   $    (94)          --         3,105
  Accounts and income taxes payable....    32,847     22,803      1,760           --        57,410
  Accrued expenses.....................    14,850     10,091      4,866           --        29,807
                                         --------   --------   --------     --------      --------
Total current liabilities..............    59,423     48,671      6,532           --       114,626
Long-term debt.........................   153,478      9,427        (14)          --       162,891
Other long-term liabilities............     1,747     11,371     19,850     $ (7,023)       25,945
Net due to (from) affiliates...........   (15,119)    58,049    (42,930)          --            --
Stockholders' equity:
  Preferred Stock......................        --         --          3           --             3
  Common and Class B Stock.............         5         --        384           (5)          384
  Additional paid-in capital...........    21,609     24,325     68,851      (45,934)       68,851
  Retained earnings (deficit)..........    (5,343)   (41,293)    23,823       46,636        23,823
  Deferred compensation and treasury
     stock.............................        --         --    (37,604)          --       (37,604)
  Accumulated other comprehensive
     loss..............................        11     (1,256)    (1,246)       1,245        (1,246)
                                         --------   --------   --------     --------      --------
Total stockholders' equity.............    16,282    (18,224)    54,211        1,942        54,211
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity...............................  $215,811   $109,294   $ 37,649     $ (5,081)     $357,673
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                  FOR THE FOUR MONTHS ENDED DECEMBER 31, 2003
                                          -----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                 ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                          --------   --------   ---------   -----------   -----------
Net cash (used in) provided by operating
  activities............................  $(59,453)  $  9,062    $ 8,710     $(16,551)     $(58,232)
                                          --------   --------    -------     --------      --------
Net additions to property, plant and
  equipment.............................      (825)    (1,253)       (38)          --        (2,116)
Sale of joint venture interest..........                1,561                                 1,561
                                          --------   --------    -------     --------      --------
Net cash (used in) provided by investing
  activities............................      (825)       308        (38)          --          (555)
                                          --------   --------    -------     --------      --------
Proceeds from short-term notes..........    16,790      6,136         --           --        22,926
Net repayments of long-term debt........       (75)    (2,211)       (14)          --        (2,300)
Proceeds from stock options exercised...        --         --      1,709           --         1,709
Cash dividends..........................   (16,551)        --     (2,383)      16,551        (2,383)
Preferred stock exchange offer..........                             (24)                       (24)
Change in net due to (from) affiliate...    19,735    (11,775)    (7,960)          --            --
                                          --------   --------    -------     --------      --------
Net cash provided by (used in) financing
  activities............................    19,899     (7,850)    (8,672)      16,551        19,928
                                          --------   --------    -------     --------      --------
Net (decrease) increase in cash and cash
  equivalents...........................   (40,379)     1,520         --           --       (38,859)
Cash and cash equivalents at beginning
  of period.............................    54,354      6,548         --           --        60,902
                                          --------   --------    -------     --------      --------
Cash and cash equivalents at end of
  period................................  $ 13,975   $  8,068    $    --     $     --      $ 22,043
                                          ========   ========    =======     ========      ========

                              FEDDERS CORPORATION

                                                  FOR THE FOUR MONTHS ENDED DECEMBER 31, 2002
                                          -----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                 ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                          --------   --------   ---------   -----------   -----------
Net cash used in operating activities...  $(38,600)  $ (6,391)   $(7,993)          --      $(52,984)
                                          --------   --------    -------     --------      --------
Net additions to property, plant and
  equipment.............................    (2,242)      (685)        (5)          --        (2,932)
                                          --------   --------    -------     --------      --------
Net cash used in investing activities...    (2,242)      (685)        (5)          --        (2,932)
                                          --------   --------    -------     --------      --------
Proceeds from short-term notes..........     8,750      5,725         --                     14,475
Net repayments of long-term debt........      (195)      (709)      (231)          --        (1,135)
Cash dividends..........................        --         --     (1,944)          --        (1,944)
Other...................................        --         --        (40)          --           (40)
Change in net due (from) to affiliate...   (15,119)     4,906     10,213           --            --
                                          --------   --------    -------     --------      --------
Net cash (used in) provided by financing
  activities............................    (6,564)     9,922      7,998           --        11,356
                                          --------   --------    -------     --------      --------
Net (decrease) increase in cash and cash
  equivalents...........................   (47,406)     2,846         --           --       (44,560)
Cash and cash equivalents at beginning
  of period.............................    64,166      3,213         --           --        67,379
                                          --------   --------    -------     --------      --------
Cash and cash equivalents at end of
  period................................  $ 16,760   $  6,059         --           --      $ 22,819
                                          ========   ========    =======     ========      ========

INTERCOMPANY TRANSACTIONS:

     The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

          a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $3.4 million and $3.1 million for the four months ended December 31, 2003 and 2002, respectively.

          b) FNA's interest expense reflects actual interest charges on the 9 3/8% Senior Subordinated Notes due 2007, State of Illinois Promissory Note, Trion Industrial Revenue Bond, capital lease obligations and a revolving line of credit.

          c) FNA's depreciation and amortization for the four months ended December 31, 2003 and 2002 amounted to approximately $2.5 million and $2.1 million, respectively. Capital expenditures of FNA amounted to $0.8 million and $2.3 million in the four months ended December 31, 2003 and 2002, respectively.

          d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

          e) The Company's stock option plans include FNA's employees.

          f) Certain reclassifications have been made in the prior year to conform to the current year presentation.

          g) In the four months ended December 31, 2003, FNA declared a dividend of $16,551 to the Company. In Fiscal 2003, FNA did not declare a dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors, which affected the Company's financial position, and operating results during the periods included in the accompanying consolidated financial statements.

     Fedders Corporation is a leading global producer and marketer of air treatment products for the residential, commercial and industrial markets. Our products include room air conditioners, central air conditioners, dehumidifiers, humidifiers, air cleaners, and thermal technology products. We have two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. Both segments operate and sell products in the global air treatment market. Over the past five years, we have re-positioned ourselves through globalization and expansion of our product offerings from serving primarily the $1.3 billion North American market for window air conditioners to serving the $37.0 billion global air treatment market. Major markets we are targeting include the global market for central air conditioning and high growth markets in Asia.

     Due to the current seasonality of our business, we normally report a loss during the second half of the calendar year, with a majority of shipments and revenue being derived during the first six months of the calendar year.

     The following table presents our results of operations for the transition period indicated. Results for the four month periods ended December 31, 2003 and 2002 are unaudited. On August 26, 2003, our board of directors decided to change our fiscal year from August 31 to December 31. This report covers the transition period from September 1, 2003 to December 31, 2003.

                                                               RESULTS OF OPERATIONS
                                                                   AS PERCENT OF
                                                                     NET SALES
                                                               ---------------------
                                                                 FOUR MONTHS ENDED
                                                                   DECEMBER 31,
                                                               ---------------------
                                                                 2003         2002
                                                               --------     --------
Gross profit................................................    13.1%        18.2%
Selling, general and administrative expense.................    42.3%        37.8%
Operating loss..............................................    28.0%        19.6%
Net interest expense........................................    10.8%        12.1%
Pre-tax loss................................................    40.8%        32.6%
                                                                =====        =====

RESULTS OF OPERATIONS FOR THE FOUR MONTHS ENDED DECEMBER 31, 2003 VERSUS THE FOUR MONTHS ENDED DECEMBER 31, 2002.

     Net sales in the four-month period ended December 31, 2003 increased by 12.7% to $55.6 million, compared to $49.3 million in the prior-year period. The improvement was the result of an increase of $6.3 million, or 17.1%, within the HVACR reporting segment due to increased air conditioner sales in Asia and dehumidifier sales in North America. Sales in the Engineered Products reporting segment of $12.7 million were essentially flat compared to prior year as weak sales of commercial and industrial air cleaners in Europe and North America were offset by sales growth in Asia.

     The gross profit in the period was $7.3 million, or 13.1% of net sales, compared to $9.0 million, or 18.2% of net sales, in the prior-year period. The lower gross margin was the result of costs associated with the closing of the Company's air conditioner production plant in Georgia and consolidation of the production of commercial air conditioners at our plant in Texas. Costs associated with this manufacturing rationalization and redundant overhead costs between the two plants during the period amounted to approximately $2.0 million. The Company also incurred start-up and transition costs of approximately $2.2 million during the period associated with the transfer of production of additional high-volume products from the U.S. to China. Margins were also affected during the period due to an increase in sales of lower margin products.

     Selling, general and administrative ("SG&A") expenses in the four months ended December 31, 2003 were $23.5 million, or 42.3% of net sales, compared to $18.7 million, or 37.8% of net sales, in the prior-year period. The SG&A expenses in the current period included two non-recurring charges. A non-cash charge of $2.3 million was recorded due to the variable accounting treatment associated with the value of re-priced stock options to reflect the increase in the market price of the Company's stock. All of the re-priced options were exercised or expired during the period and will have no further effect on SG&A expenses in subsequent periods. A $1.6 million charge was recorded to account for a tax gross-up on the expiration of restrictions on stock granted pursuant to a employment agreement in October 1997.

     The operating loss in the four months ended December 31, 2003 was $15.6 million, or 28.0% of net sales, compared to an operating loss of $9.7 million, or 19.6% of net sales, in the prior-year period.

     Net interest expense in the four months ended December 31, 2003 of $6.0 million was approximately equal to prior year and consisted primarily of interest expense on the Company's long-term debt. Net interest expense as a percent of net sales was lower than prior year due to the increase in sales.

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

     Net loss in the four months ended December 31, 2003 applicable to common stockholders was $15.8 million, or 52 cents diluted loss per common share, compared to a net loss in the four months ended December 31, 2002 applicable to common stockholders, before the cumulative effect of a change in accounting principle, of $10.9 million, or 33 cents diluted loss per common share. Net loss applicable to common stockholders in the four months ended December 31, 2002, including the $11.9 million non-cash transitional goodwill impairment charge, which was recorded as a cumulative effect of a change in accounting principle, was $22.8 million, or 70 cents diluted loss per common share.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital requirements of the Company are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $22.0 million at December 31, 2003 compared to $22.8 million a year earlier.

     Net cash used in operations for the four months ended December 31, 2003 amounted to $58.2 million, compared to $53.0 million in the prior period. A build-up in inventory to support seasonal requirements was the main use of cash during the period. Net inventories at December 31, 2003 were $145.5 million compared to $78.9 million at August 31, 2003 and $103.7 million at December 31, 2002. Inventories are higher compared to the previous year due to inventory required to support the expansion of sales of central air conditioners globally and all products in Asian markets, as well as to meet U.S. retailers' earlier shipment requirements for the 2004 season.

     Net cash used in investing activities was $0.6 million and consisted of capital expenditures of $2.1 million primarily to support the expansion of production capacity in Asia offset by the sale of the Company's interest in its former joint venture in Spain for $1.6 million versus $2.9 million used in investing activities in the prior-year period.

     Net cash provided by financing activities during the four months ended December 31, 2003 was $19.9 million and consisted primarily of $22.9 million in short-term borrowings to support production in Asia, $1.7 million of proceeds from stock options exercised offset by $2.4 million of cash dividends and the repayment of $2.3 million of long-term debt. Net cash provided by financing activities during the prior-year period was $11.4 million, consisting primarily of $14.5 million in short-term borrowings to support production in Asia offset by $1.9 million of cash dividends and the repayment of $1.1 million of long-term debt.

     The Company declared quarterly dividends of 3 cents on each share of outstanding Common and Class B Stock and 53.8 cents on each share of outstanding Preferred Stock in the four months ended December 31, 2003. The Company declared quarterly dividends of 3 cents on each share of outstanding Common and Class B Stock in the four months ended December 31, 2002.

     The following summarizes Fedders' contractual cash obligations and commercial commitments at December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                                PAYMENTS DUE BY PERIOD LESS THAN
                                      ----------------------------------------------------
                                                                                    AFTER
CONTRACTUAL OBLIGATION                 TOTAL     1 YEAR    2-3 YEARS   4-5 YEARS   5 YEARS
----------------------                --------   -------   ---------   ---------   -------
                                                     (AMOUNTS IN THOUSANDS)
Long-term debt, including current
  maturities........................  $157,725   $ 2,145    $2,207     $149,965    $3,408
Capital lease obligations...........     4,019       634     1,002        1,290     1,093
Operating leases and contractual
  minimum payments..................    18,423     3,444     5,708        5,422     3,849
Short-term notes....................    30,446    30,446        --           --        --
                                      --------   -------    ------     --------    ------
Total contractual cash
  obligations.......................  $210,613   $36,669    $8,917     $156,677    $8,350
                                      ========   =======    ======     ========    ======

     From time to time, subsidiaries of the Company may guarantee the debt of certain unconsolidated joint ventures, up to a maximum of the Company's ownership percentage in the unconsolidated joint venture. The Company currently holds no collateral for such guarantees, and has not recorded corresponding obligations. The Company's subsidiaries would be obligated to perform their obligations under such guarantees in the event the unconsolidated joint ventures fail to pay the principal and interest on the loans or fail to comply with the terms of the loan agreement.

                                                   COMMITMENTS BY PERIOD LESS THAN
                                          -------------------------------------------------
                                                                                     AFTER
OTHER COMMERCIAL COMMITMENTS              TOTAL    1 YEAR   2-3 YEARS   4-5 YEARS   5 YEARS
----------------------------              ------   ------   ---------   ---------   -------
                                                       (AMOUNTS IN THOUSANDS)
Guarantee of debt.......................  $2,900   $1,400    $1,500         --         --
                                          ------   ------    ------        ---        ---
Total commercial commitments............  $2,900   $1,400    $1,500         --         --
                                          ======   ======    ======        ===        ===

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

     (b) Changes in Internal Controls. During the Company's last four month period ended December 31, 2003, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

February 13, 2004