Form 10-Q
period 2004-03-31
FEDDERS CORP /DE
filed 2004-05-10
CIK 744106

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004

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

                                 Yes [X] No [ ]

     The registrant has outstanding 27,948,129 shares of Common Stock and 2,493,061 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of April 30, 2004.

================================================================================

                               FEDDERS CORPORATION

                                      INDEX

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003                                      3

         CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004, DECEMBER 31, 2003 AND
         MARCH 31, 2003                                                                          4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH
         31, 2004 AND 2003                                                                       5

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                                        6 - 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION                                                                  18 - 19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             20

ITEM 4.  CONTROLS AND PROCEDURES                                                                20

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM                                                           21
         8-K                                                                                    21
         SIGNATURE                                                                              22
         CERTIFICATIONS                                                                       23 - 26

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FEDDERS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE (LOSS) INCOME

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                      2004         2003
                                                                    ---------    ---------
                                                                          (AMOUNT IN
                                                                       THOUSANDS, EXCEPT
                                                                        PER SHARE DATA)
                                                                          (UNAUDITED)
Net sales .............................................             $ 123,177    $ 123,354
Costs and expenses:
  Cost of sales .......................................               101,419       95,320
  Selling, general and administrative expense .........                17,050       15,273
                                                                    ---------    ---------
                                                                      118,469      110,593
                                                                    ---------    ---------

Operating income ......................................                 4,708       12,761
Partners' net interest in joint venture results .......                  (291)        (162)
Interest expense, net .................................                 4,943        5,062
Debt extinguishment ...................................                 7,392           --
Other income ..........................................                   357          161
                                                                    ---------    ---------
(Loss) income before income taxes .....................                (7,561)       7,698
(Benefit) provision for income taxes ..................                (2,414)       2,502
                                                                    ---------    ---------
Net (loss) income .....................................                (5,147)       5,196
Preferred stock dividends .............................                 1,005          174
                                                                    ---------    ---------
Net (loss) income applicable to common stockholders....                (6,152)       5,022
Other comprehensive (loss) income:
  Foreign currency translation, net of tax ............                   146          (81)
                                                                    ---------    ---------
Comprehensive (loss) income ...........................             $  (6,006)   $   4,941
                                                                    =========    =========
  (Loss) income per common share:

  Basic/diluted (loss) income per common share ........                 (0.20)        0.17
                                                                    =========    =========
Weighted averages shares:

  Basic ...............................................                30,425       30,170
  Diluted .............................................                30,425       30,176
Dividends per share declared:
  Common Stock ........................................             $   0.030    $   0.030
  Class B Stock .......................................                 0.030        0.030
  Preferred Stock .....................................                 0.538        0.538

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,      DECEMBER 31,       MARCH 31,
                                                                             2004            2003              2003
                                                                          ---------       ------------       ---------
                                                                          (AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                                                                          (UNAUDITED)
                             ASSETS

Current assets:
  Cash and cash equivalents ......................................        $  23,344        $  22,043         $  13,393
  Accounts receivable (net of allowance of $1,983, $2,032
    and $2,370 at March 31, 2004, December 31, 2003 and
    March 31, 2003, respectively) ................................           79,191           29,718            91,826
  Inventories:
    Finished goods ...............................................          133,084          113,659            75,896
    Work-in-process ..............................................            4,006            4,487             4,418
    Raw materials and supplies ...................................           22,452           27,340            32,505
                                                                          ---------        ---------         ---------
  Net inventories ................................................          159,542          145,486           112,819
  Deferred income taxes ..........................................            7,650            7,652             5,579
  Assets held for sale ...........................................            8,564            8,564             8,249
  Other current assets ...........................................           28,123           28,352            22,470
                                                                          ---------        ---------         ---------
Total current assets .............................................          306,414          241,815           254,336
Net property, plant and equipment:
  Land and improvements ..........................................            1,508            1,508             1,508
  Buildings and leasehold improvements ...........................           32,710           31,880            33,693
  Machinery and equipment ........................................          100,673          102,815            96,737
                                                                          ---------        ---------         ---------
  Gross property, plant and equipment ............................          134,891          136,203           131,938
  Less accumulated depreciation ..................................           82,444           81,541            74,620
                                                                          ---------        ---------         ---------
Net property, plant and equipment ................................           52,447           54,662            57,318
Deferred income taxes ............................................            8,224            8,224             2,867
Goodwill .........................................................           78,090           78,630            78,630
Other intangible assets ..........................................            1,438            1,685             1,483
Other assets .....................................................           35,679           31,232            36,253
                                                                          ---------        ---------         ---------
Total assets .....................................................        $ 482,292        $ 416,248         $ 430,887
                                                                          =========        =========         =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term notes ...............................................        $  49,352        $  30,446         $  62,694
  Current portion of long-term debt ..............................           24,471            2,779             3,161
  Accounts payable ...............................................           88,107           86,313            74,717
  Income taxes payable ...........................................               --               --             3,490
  Accrued expenses ...............................................           40,763           39,032            41,614
                                                                          ---------        ---------         ---------
Total current liabilities ........................................          202,693          158,570           185,676
Long-term debt ...................................................          159,687          158,965           162,446
Other long-term liabilities ......................................           31,387           31,528            20,710
Partners' net interest in joint venture ..........................            4,248            4,235             4,366
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized,
 1,870, 675 and 324 issued at March 31, 2004, December 31,
 2003 and March 31, 2003, respectively ...........................               19                7                 3
Common Stock, $0.01 par value, 70,000 shares authorized,
 36,456, 36,444, and 35,934 issued at March 31, 2004,
 December 31, 2003 and March 31, 2003, respectively ..............              365              364               359
Class B Stock, $0.01 par value, 5,000 shares authorized,
 2,493 issued at March 31, 2004, December 31, 2003
 and March 31, 2003, respectively ................................               25               25                25
Additional paid-in capital .......................................          108,847           80,680            68,220
Retained earnings ................................................           16,538           23,603            27,943
Accumulated other comprehensive loss .............................           (1,606)          (1,752)           (1,327)
                                                                          ---------        ---------         ---------
                                                                            124,188          102,927            95,223
Treasury stock, at cost, 8,521, 8,521 and 8,158 shares of
 Common Stock at March 31, 2004, December 31, 2003 and
 March 31, 2003, respectively ....................................          (39,188)         (39,188)          (37,322)
Deferred compensation ............................................             (723)            (789)             (212)
                                                                          ---------        ---------         ---------
Total stockholders' equity .......................................           84,277           62,950            57,689
                                                                          ---------        ---------         ---------
Total liabilities and stockholders' equity .......................        $ 482,292        $ 416,248         $ 430,887
                                                                          =========        =========         =========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             ----------------------
                                                                               2004          2003
                                                                             ---------    ---------
                                                                             (AMOUNTS IN THOUSANDS)
                                                                                   (UNAUDITED)
Cash flows from operating activities:
Net (loss) income ................................................           $  (5,147)   $   5,196
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ..................................               2,356        2,455
  Deferred income taxes ..........................................                   2           28
  Call premium and deferred financing charges ....................               7,392           --
  Partners' net interest in joint venture results ................                 291          162
Changes in operating assets and liabilities:
  Accounts receivable ............................................             (49,473)     (70,200)
  Inventories ....................................................             (14,056)      (9,123)
  Other current assets ...........................................                 229       (3,531)
  Other assets ...................................................                (514)        (800)
  Accounts payable ...............................................               1,794       18,468
  Accrued expenses ...............................................               1,731       11,807
  Income taxes payable ...........................................                  --        2,329
  Other long-term liabilities ....................................                (141)      (1,148)
  Other-- net ....................................................                 491          167
                                                                             ---------    ---------
Net cash used in operating activities ............................             (55,045)     (44,190)
                                                                             ---------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment .....................              (1,613)      (1,545)
  Disposal of property, plant and equipment ......................                 180           15
  Investment in joint venture ....................................                (132)          --
                                                                             ---------    ---------
Net cash used in investing activities ............................              (1,565)      (1,530)
                                                                             ---------    ---------
Cash flows from financing activities:
  Proceeds from short-term notes .................................              18,906       38,390
  Repayments of long-term debt ...................................                (946)        (389)
  Net proceeds from issuance of 9 7/8% Senior Notes ..............             150,245           --
  Repayment of 9 3/8% Senior Subordinated Notes ..................            (128,150)          --
  Call premium and deferred financing charges ....................              (8,393)          --
  Proceeds from stock options exercised ..........................                  38           --
  Cash dividends .................................................              (1,918)      (1,076)
  Proceeds from stock rights exercised ...........................              28,323           --
  Costs of stock offerings .......................................                (194)        (631)
                                                                             ---------    ---------
Net cash provided by financing activities ........................              57,911       36,294
                                                                             ---------    ---------
Net increase (decrease) in cash and cash equivalents .............               1,301       (9,426)
Cash and cash equivalents at beginning of period .................              22,043       22,819
                                                                             ---------    ---------
Cash and cash equivalents at end of period .......................           $  23,344    $  13,393
                                                                             =========    =========
Supplemental disclosure:

  Interest paid ..................................................           $   5,933    $   4,416
  Income taxes paid ..............................................                  83          137
                                                                             =========    =========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND TENDER OFFER
                             CONSIDERATION (NOTE 6))
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The Company's fiscal year end through the 2003 fiscal year was August 31. However, on August 26, 2003 the Board of Directors decided to change the Company's fiscal year end from August 31 to December 31. The financial statements and notes included herein provide unaudited results of the Company for the three-month period from January 1, 2004 through March 31, 2004. The prior unaudited three-month period ended March 31, 2003 has been provided for comparison purposes.

     The Company's business is seasonal and, consequently, operating results for the three-month period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation.

2.   STOCK COMPENSATION

     The Company accounts for stock options issued to its employees under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 ------------------
                                                                  2004        2003
                                                                 -------    -------
(Loss) income applicable to common stockholders-as reported...   $(6,152)   $ 5,022
Deduct: Total stock-based employee compensation expense
  determined under fair-value-based method for all awards,
  net of related tax effects .................................       275         90
                                                                 -------    -------
Pro forma net (loss) income ..................................   $(6,427)   $ 4,932
                                                                 =======    =======
Net (loss) income per common share:
     Basic/diluted -- as reported ............................   $ (0.20)   $  0.17
     Basic/diluted -- pro forma ..............................   $ (0.21)   $  0.16

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

    The following table displays the activity and balances of the restructuring reserve account from December 31, 2003 to March 31, 2004.

                                 DECEMBER 31,                                 MARCH 31,
                                    2003                                        2004
                                   BALANCE       ADDITIONS     DEDUCTIONS      BALANCE
                                 ------------    ---------     ----------     ---------
Workforce reductions ....          $  586            --            --          $  586
Facility closing costs...             340            --            --             340
Other costs .............             214            --            --             214
                                   ------          ----         -----          ------
  Total .................          $1,140            --            --          $1,140
                                   ======          ====         =====          ======

     The remaining balance of $1,140, which consists primarily of workforce reduction and facility closing costs, is expected to be expended during fiscal 2004. The final amounts will be settled upon the expiration of the period for workers' compensation claims and completion of facility clean up and waste removal.

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

5.   EARNINGS PER SHARE

     For the three months ended March 31, 2004 and 2003, net (loss) income per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,425,096 and 30,169,882 shares, respectively. In the first three months of 2003, stock options included in computing diluted earnings per share amounted to 5,660 shares. Due to their anti-dilutive effect, 748,736 options were excluded from the computation of diluted loss per share for the three months ended March 31, 2004.

6.   LONG-TERM DEBT

     In March 2004, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, issued $155,000 principal amount of 9 7/8% Senior Notes due 2014. The Company and all of the continuing subsidiaries of FNA are guarantors, on a senior basis, of the notes. FNA may redeem the notes on and after March 1, 2009 for a defined redemption price. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary.

     On February 6, 2004, FNA commenced a cash tender offer for any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 24, 1999, and any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 18, 1997 (collectively, the "Notes"). The total consideration offered in the tender was comprised of the tender offer consideration and a consent payment. The tender offer consideration was equal to $1,012.50 per $1,000 principal amount of Notes plus accrued and unpaid interest from the last interest payment up to, but not including, the settlement date. An additional consent fee was paid to holders who effectively consented to amend the Notes, in the amount of $20.00 per $1,000 principal amount of Notes. As of March 31, 2004, $128.2 million of the Notes were purchased, expenditures of $7,392 were incurred as a result of the early retirement of debt, consisting of $4,165 of call premiums and $3,227 for the write-off of associated debt issuance costs. The balances of the Notes are expected to be redeemed by April 6, 2004 (Note 11).

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

     Goodwill and other intangible assets consist of the following:

                                             MARCH 31,         DECEMBER 31,
                                               2004               2003
                                             --------          -----------
Goodwill-as reported ................        $ 78,090           $ 78,630
Currency translation adjustment......             540                 --
                                             --------           --------
Goodwill ............................        $ 78,630           $ 78,630
                                             ========           ========
Gross other amortizable intangibles..        $  2,964           $  3,178

Accumulated amortization ............          (1,526)            (1,493)
                                             --------           --------
Other intangible assets .............        $  1,438           $  1,685
                                             ========           ========

     As of March 31, 2004 and December 31, 2003, the Company had goodwill of $69,593 and $8,497 reflected in its HVACR and Engineered Products reportable segments, respectively. Other intangible assets primarily include a right associated with a joint venture that is being amortized over 20 years. Amortization expense for the three months ended March 31, 2004 and 2003 is $50 and $47, respectively. Estimated amortization expense for other intangible assets will be approximately $180 for each of the next five years.

8.   ASSETS HELD FOR SALE

     In connection with a restructuring of the Company's operations in 2001 (Note 3), the Company ceased production at its Walkersville, Maryland facility, part of the Company's HVACR reportable segment. In December 2002, the Company began the process of actively marketing the sale of the Walkersville facility. The Company anticipates the selling price of the facility will exceed its net book value after consideration of selling expenses associated with marketing the facility for sale. A vacant property belonging to the Company in Ningbo, China is also being marketed for sale. The sale of both properties is expected to be completed no later than June 2004. At March 31, 2004, assets totaling $8,564, which consist of land, land improvements, buildings and building improvements have been classified as "Assets Held for Sale" and are no longer being depreciated in accordance with SFAS 144.

     The following table presents the carrying amount, by asset class, of the "Assets Held for Sale" at March 31:

                                 2004
                                ------
Land and land improvements...   $2,181
Building, net ...............    4,587
Building improvements, net ..    1,796
                                ------
Assets Held for Sale ........   $8,564
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

     The HVACR segment designs, manufactures and distributes window, through-the-wall, ductless split and portable room air conditioners, ducted central air conditioning systems, air cleaners, humidifiers and dehumidifiers. HVACR products are distributed through a variety of sales channels, including national retailers, regional retailers, wholesale distributors, catalog supply houses, private label/OEM, government direct and the Internet.

     The Engineered Products segment designs, manufactures and distributes media filters, electronic filters, humidifiers, dust collectors, fan filter units, and solid-state thermoelectric heat pump modules. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

SUMMARY OF BUSINESS BY SEGMENT:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
                                                       2004         2003
                                                    ---------    ---------
Net sales:
  HVACR .........................................   $ 112,026    $ 114,929
  Engineered Products ...........................      11,151        8,425
                                                    ---------    ---------
  Net sales .....................................   $ 123,177    $ 123,354
                                                    =========    =========
Income (loss) before interest, taxes and debt
extinguishment:

  HVACR .........................................   $   3,060    $  12,421
  Engineered Products ...........................         555         (593)
                                                    ---------    ---------
  Segment income before interest and taxes ......       3,615       11,828
  Non-allocated income (expenses) ...............       1,159          932
  Debt extinguishment ...........................       7,392           --
  Interest expense, net .........................       4,943        5,062
  (Benefit) provision for income taxes ..........      (2,414)       2,502
                                                    ---------    ---------
  Net (loss) income .............................   $  (5,147)   $   5,196
                                                    =========    =========

                          MARCH 31,     DECEMBER 31,     MARCH 31,
                            2004           2003            2003
                          --------      -----------      --------
Total assets:
HVACR .................   $374,760       $310,646        $340,110
Engineered Products ...     56,342         52,826          54,101
Non-allocated assets...     51,190         52,776          36,676
                          --------       --------        --------
                          $482,292       $416,248        $430,887
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

     The following table displays the activity and balances of the product warranty liability from December 31, 2003 to March 31, 2004:

                                                          THREE MONTHS
                                                              ENDED
                                                          MARCH 31, 2004
                                                          --------------
Warranty balance at December 31, 2003 .............          $ 5,641
Accruals for warranties issued during the period...            3,050
Settlements made during the period ................           (2,126)
                                                             -------
Warranty balance at March 31, 2004 ................          $ 6,565
                                                             =======

LOAN GUARANTEES

     Guarantees of subsidiary debt by Fedders Corporation (the "Parent") and subsidiaries consist of the following at March 31, 2004:

          (i) The Parent guarantees the obligations of Fedders North America, Inc. ("FNA") under its 9 7/8% Senior Notes due 2014 (the "Notes"). This is a guarantee of payment of principal and interest on the Notes that arose in connection with the issuance and sale of $155 million in principal amount of the Notes. The Parent would be required to perform under the guarantee in the event FNA failed to pay principal and interest when due or to perform its obligations under the indenture pursuant to which the Notes were issued.

          (ii) The Parent and various subsidiaries guarantee the obligations of certain subsidiaries under a $100 million working capital line of credit. The line of credit bears interest at Libor +2% or the prime rate of Wachovia Bank and expires in February 2006. The Parent and guarantor subsidiaries would be required to perform under the guaranties in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. The outstanding loan balance at March 31, 2004 is $20.1 million.

          (iii) The Parent guarantees the obligations of its subsidiary, Melcor Corporation, under a $1.3 million New Jersey Economic Development Authority Economic Development Bond. The bond bears interest at the rate of 6.6% per annum and matures in July 2010. The Parent would be required to perform under the guarantee in the event that Melcor fails to pay the principal of and interest on the bond or fails to comply with the provisions of the bond agreement pursuant to which the bond was issued. The outstanding loan balance at March 31, 2004 is $0.8 million.

          (iv) The Parent and Melcor Corporation guarantee the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 7.16% per annum and expires in December 2007. The Parent and Melcor Corporation would be required to perform under the guarantee in the event Eubank fails to pay rent when due or fails to comply with the provisions of the lease agreement. The outstanding loan balance at March 31, 2004 is $2.0 million.

          (v) The Parent guarantees the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under a loan agreement providing for a loan of $2.0 million. The loan bears interest at the prime rate of Flag Bank and matures in February 2007. The Parent would be required to perform under the guarantee in the event Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at March 31, 2004 is $0.5 million.

          (vi) The Parent guarantees the obligations of a subsidiary, Fedders (Shanghai) Co., Ltd. ("FSC") under a working capital line of credit totaling $6.0 million. The line of credit bears interest at the rate of Sibor +1.5% per annum and matures at various dates. The Parent would be obligated to perform under the guarantee in the event that FSC fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at March 31, 2004 is $4.2 million.

          (vii) The Parent guarantees the obligations of a subsidiary, Polenz GmbH ("Polenz"), under a Euro 6.0 million working capital line of credit. The line of credit bears interest at the rate of Libor +2.5% per annum and matures June 2004. The Parent would be obligated to perform under the guarantee in the event Polenz fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at March 31, 2004.

          (viii) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Ph peso 320 million term loan. The loan bears interest at the rate of Phibor +3% per annum and matures May 2005. The Parent would be obligated to perform under the guarantee in the event that FK fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at March 31, 2004 is $1.5 million.

          (ix) The Parent guarantees the obligations of a subsidiary, Eubank Manufacturing Enterprises, Inc., under a mortgage agreement providing for a loan of $1.0 million. The loan has an interest rate of 4.25% and matures in June 2008. The Parent would be required to perform under the guarantee in the event Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at March 31, 2004 is $0.9 million.

     The Company also provides loan guarantees to two joint ventures which are not consolidated in the Company's financial statements:

          (i) Fedders International, Inc., ("FI") a subsidiary of the Company, guarantees up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 230 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2006. FI would be obligated to perform under the guarantee in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI's exposure under the guarantee at March 31, 2004 is $2.1 million.

          (ii) Fedders Indoor Air Quality (Suzhou) Co., Ltd., ("FIAQ"), a subsidiary of the Company, guarantees up to RMB 5 million of the obligations of Xi'an Fedders Dong Fang Air Conditioner Compressor Co., Ltd., ("FDF"), a 50%-owned joint venture of the Company, under a working capital line of credit. The line of credit bears interest at the rate set by the Peoples Bank of China and matures December 2004. FIAQ would be obligated to perform its obligations under the guarantee in the event FDF fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. FIAQ's maximum exposure under the guarantee is $0.6 million as of March 31, 2004.

11.  SUBSEQUENT EVENTS

     On April 6, 2004, $21.8 million of the remaining balance of the 9 3/8% Senior Subordinated Notes were redeemed. A call premium of $683 thousand was incurred as a result of the early retirement of debt.

12.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Parent are the issuer and the guarantor, respectively, of the $155 million 9 7/8% Senior Notes due 2014. In addition, the subsidiaries of FNA are also guarantors of the notes.

     The Company's and the subsidiaries' guarantees are full and unconditional. The following condensed consolidating financial statements present separate information for FNA and for the Parent and its subsidiaries other than FNA, and should be read in conjunction with the consolidated financial statements of the Company.

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE (LOSS) INCOME

                                                                        THREE MONTHS ENDED MARCH 31, 2004
                                                       ----------------------------------------------------------------
                                                        FEDDERS
                                                         NORTH        OTHER                   ELIMINATING     FEDDERS
                                                        AMERICA      FEDDERS     CORPORATE      ENTRIES     CORPORATION
                                                       ---------    ---------    ---------    -----------   -----------
Net sales ..........................................   $ 110,161    $  86,170           --     $ (73,154)    $ 123,177
Cost of sales ......................................      93,517       81,056           --       (73,154)      101,419
Selling, general and administrative expense(a) .....      13,325        4,923    $  (1,198)           --        17,050
                                                       ---------    ---------    ---------     ---------     ---------
Operating income ...................................       3,319          191        1,198            --         4,708
Partners' net interest in joint venture results.....        (216)         (75)          --            --          (291)
Equity income in investment ........................          --           --       (5,945)        5,945            --
Interest expense, net(b) ...........................       4,332          530           81            --         4,943
Debt extinguishment ................................       7,392           --           --            --         7,392
Other income (expense) .............................          83          274           --            --           357
                                                       ---------    ---------    ---------     ---------     ---------
Loss before income taxes ...........................      (8,538)        (140)      (4,828)        5,945        (7,561)
(Benefit) provision for income taxes ...............      (2,776)          43          319            --        (2,414)
                                                       ---------    ---------    ---------     ---------     ---------
Net loss ...........................................      (5,762)        (183)      (5,147)        5,945        (5,147)
Preferred stock dividend ...........................          --           --        1,005            --         1,005
                                                       ---------    ---------    ---------     ---------     ---------
Net loss applicable to common stockholders .........      (5,762)        (183)      (6,152)        5,945        (6,152)
Foreign currency translation, net of tax ...........           6          132          146          (138)          146
                                                       ---------    ---------    ---------     ---------     ---------
Comprehensive loss .................................   $  (5,756)   $     (51)   $  (6,006)    $   5,807     $  (6,006)
                                                       =========    =========    =========     =========     =========

                                                                        THREE MONTHS ENDED MARCH 31, 2003
                                                        ----------------------------------------------------------------
                                                         FEDDERS
                                                          NORTH        OTHER                   ELIMINATING     FEDDERS
                                                         AMERICA      FEDDERS     CORPORATE      ENTRIES     CORPORATION
                                                        ---------    ---------    ---------    -----------   -----------
Net sales ...........................................   $ 115,856    $  67,404           --     $ (59,906)    $ 123,354
Cost of sales .......................................      95,132       60,094           --       (59,906)       95,320
Selling, general and administrative expense(a) ......      12,150        4,275    $  (1,152)           --        15,273
                                                        ---------    ---------    ---------     ---------     ---------
Operating income ....................................       8,574        3,035        1,152            --        12,761
Partners' net interest in joint venture results......          --         (162)          --            --          (162)
Equity income in investment .........................          --           --        4,695        (4,695)           --
Interest expense, net (b) ...........................       4,137          638          287            --         5,062
Other income (expense) ..............................          (3)         170           (6)           --           161
                                                        ---------    ---------    ---------     ---------     ---------
Income before income taxes ..........................       4,434        2,405        5,554        (4,695)        7,698
Benefit for income taxes ............................       1,285          859          358            --         2,502
                                                        ---------    ---------    ---------     ---------     ---------
Net income ..........................................       3,149        1,546        5,196        (4,695)        5,196
Preferred Stock dividend ............................          --           --          174            --           174
                                                        ---------    ---------    ---------     ---------     ---------
Net loss applicable to common stockholders ..........       3,149        1,546        5,022        (4,695)        5,022
Foreign currency translation, net of tax ............          92         (346)         (81)          254           (81)
                                                        ---------    ---------    ---------     ---------     ---------
Comprehensive income ................................   $   3,241    $   1,200    $   4,941     $  (4,441)    $   4,941
                                                        =========    =========    =========     =========     =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               AS OF  MARCH 31, 2004
                                                    ---------------------------------------------------------------------------
                                                      FEDDERS
                                                       NORTH           OTHER                        ELIMINATING       FEDDERS
                                                      AMERICA         FEDDERS        CORPORATE        ENTRIES       CORPORATION
                                                    -----------     -----------     -----------     -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents ....................    $     7,125     $    13,259     $     2,960              --     $    23,344
  Net accounts receivable ......................         66,780          12,411              --              --          79,191
  Net inventories ..............................        125,206          34,336              --              --         159,542
  Assets held for sale .........................          8,249             315              --              --           8,564
  Other current assets .........................          2,786          21,303          11,684              --          35,773
                                                    -----------     -----------     -----------     -----------     -----------
Total current assets ...........................        210,146          81,624          14,644              --         306,414
Investments in subsidiaries ....................             --              --         (16,736)    $    16,736              --
Net property, plant and equipment ..............         35,813          16,101             533              --          52,447
Goodwill .......................................         62,870          15,220              --              --          78,090
Other intangible assets ........................          1,379              59              --              --           1,438
Other assets ...................................         10,627           2,980          37,319          (7,023)         43,903
                                                    -----------     -----------     -----------     -----------     -----------
Total assets ...................................    $   320,835     $   115,984     $    35,760     $     9,713     $   482,292
                                                    ===========     ===========     ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes .............................    $    20,113     $    29,239              --              --     $    49,352
  Current portion of long-term debt ............         23,152           1,319              --              --          24,471
  Accounts and income taxes payable ............         17,843          69,400     $       864              --          88,107
  Accrued expenses .............................         24,950           9,440           6,373              --          40,763
                                                    -----------     -----------     -----------     -----------     -----------
Total current liabilities ......................         86,058         109,398           7,237              --         202,693
Long-term debt .................................        157,802           1,885              --              --         159,687
Other long-term liabilities ....................            395          11,976          30,287     $    (7,023)         35,635
Net due to (from) affiliates ...................         87,113          (1,072)        (86,041)             --              --
Stockholders' equity:

  Preferred Stock ..............................             --              --              19              --              19
  Common and Class B Stock .....................              5              --             390              (5)            390
  Additional paid-in capital ...................         20,292          25,542         108,847         (45,834)        108,847
  Retained earnings (deficit) ..................        (29,923)        (31,036)         16,538          60,959          16,538
  Deferred compensation and treasury
     stock .....................................             --              --         (39,911)             --         (39,911)
  Accumulated other comprehensive
     loss ......................................           (907)           (709)         (1,606)          1,616          (1,606)
                                                    -----------     -----------     -----------     -----------     -----------
Total stockholders' equity .....................        (10,533)         (6,203)         84,277          16,736          84,277
                                                    -----------     -----------     -----------     -----------     -----------
Total liabilities and stockholders'
  equity .......................................    $   320,835     $   115,984     $    35,760     $     9,713     $   482,292
                                                    ===========     ===========     ===========     ===========     ===========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                              AS OF DECEMBER 31, 2003
                                                    ---------------------------------------------------------------------------
                                                      FEDDERS
                                                       NORTH           OTHER                        ELIMINATING       FEDDERS
                                                      AMERICA         FEDDERS        CORPORATE        ENTRIES       CORPORATION
                                                    -----------     -----------     -----------     -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents ....................    $    13,657     $     8,386              --              --     $    22,043
  Net accounts receivable ......................         18,646          11,072              --              --          29,718
  Net inventories ..............................        111,587          33,899              --              --         145,486
  Assets held for sale .........................          8,249             315              --              --           8,564
  Other current assets .........................          2,864          23,266     $     9,874     $        --          36,004
                                                    -----------     -----------     -----------     -----------     -----------
Total current assets ...........................        155,003          76,938           9,874              --         241,815
Investments in subsidiaries ....................             --              --         (11,047)         11,047              --
Net property, plant and equipment ..............         38,911          15,160             591              --          54,662
Goodwill .......................................         62,870          15,760              --              --          78,630
Other intangible assets ........................          1,685              --              --              --           1,685
Other assets ...................................          8,035             624          37,820          (7,023)         39,456
                                                    -----------     -----------     -----------     -----------     -----------
Total assets ...................................    $   266,504     $   108,482     $    37,238     $     4,024     $   416,248
                                                    ===========     ===========     ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes .............................      $      --     $    30,446              --              --     $    30,446
  Current portion of long-term debt ............          1,446           1,331     $         2              --           2,779
  Accounts and income taxes payable ............         27,983          57,084           1,246              --          86,313
  Accrued expenses .............................         21,497           9,492           8,043              --          39,032
                                                    -----------     -----------     -----------     -----------     -----------
Total current liabilities ......................         50,926          98,353           9,291              --         158,570
Long-term debt .................................        157,027           1,938              --              --         158,965
Other long-term liabilities ....................            630          11,630          30,526     $    (7,023)         35,763
Net due to (from) affiliates ...................         62,829           2,700         (65,529)             --              --
Stockholders' equity:
  Preferred Stock ..............................             --              --               7              --               7
  Common and Class B Stock .....................              5              --             389              (5)            389
  Additional paid-in capital ...................         20,292          25,542          80,680         (45,834)         80,680
  Retained earnings (deficit) ..................        (24,292)        (30,840)         23,603          55,132          23,603
  Deferred compensation and treasury
     stock .....................................             --              --         (39,977)             --         (39,977)
  Accumulated other comprehensive
     loss ......................................           (913)           (841)         (1,752)          1,754          (1,752)
                                                    -----------     -----------     -----------     -----------     -----------
Total stockholders' equity .....................         (4,908)         (6,139)         62,950          11,047          62,950
                                                    -----------     -----------     -----------     -----------     -----------
Total liabilities and stockholders'
  equity .......................................    $   266,504     $   108,482     $    37,238     $     4,024     $   416,248
                                                    ===========     ===========     ===========     ===========     ===========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                AS OF MARCH 31, 2003
                                                    ---------------------------------------------------------------------------
                                                      FEDDERS
                                                       NORTH           OTHER                        ELIMINATING       FEDDERS
                                                      AMERICA         FEDDERS        CORPORATE        ENTRIES       CORPORATION
                                                    -----------     -----------     -----------     -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents ....................    $     3,868     $     9,015     $       510              --     $    13,393
  Net accounts receivable ......................         80,766          11,060              --              --          91,826
  Net inventories ..............................         73,664          39,155              --              --         112,819
  Assets held for sale .........................          8,249              --              --              --           8,249
  Other current assets .........................          2,702          17,264           8,083     $        --          28,049
                                                    -----------     -----------     -----------     -----------     -----------
Total current assets ...........................        169,249          76,494           8,593              --         254,336
Investments in subsidiaries ....................             --              --           2,530          (2,530)             --
Net property, plant and equipment ..............         42,295          14,263             760              --          57,318
Goodwill .......................................         62,870          15,760              --              --          78,630
Other intangible assets ........................          1,483              --              --              --           1,483
Other assets ...................................          7,442           4,454          34,247          (7,023)         39,120
                                                    -----------     -----------     -----------     -----------     -----------
Total assets ...................................    $   283,339     $   110,971     $    46,130     $    (9,553)    $   430,887
                                                    ===========     ===========     ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes .............................             --     $    25,529     $    37,165              --     $    62,694
  Current portion of long-term debt ............    $     1,763           1,382     $        16              --           3,161
  Accounts and income taxes payable ............         21,445          52,061           4,701              --          78,207
  Accrued expenses .............................         27,852           8,297           5,465              --          41,614
                                                    -----------     -----------     -----------     -----------     -----------
Total current liabilities ......................         51,060          87,269          47,347              --         185,676
Long-term debt .................................        159,025           3,376              45              --         162,446
Other long-term liabilities ....................          1,859          11,386          18,854     $    (7,023)         25,076
Net due to (from) affiliates ...................         60,067          17,738         (77,805)             --              --
Stockholders' equity:
  Preferred Stock ..............................             --              --              --              --              --
  Common and Class B Stock .....................              5              --             387              (5)            387
  Additional paid-in capital ...................         20,292          25,542          68,220         (45,834)         68,220
  Retained earnings (deficit) ..................         (9,072)        (32,738)         27,943          41,810          27,943
  Deferred compensation and treasury
     stock .....................................             --              --         (37,534)             --         (37,534)
  Accumulated other comprehensive
     loss ......................................            103          (1,602)         (1,327)          1,499          (1,327)
                                                    -----------     -----------     -----------     -----------     -----------
Total stockholders' equity .....................         11,328          (8,798)         57,689          (2,530)         57,689
                                                    -----------     -----------     -----------     -----------     -----------
Total liabilities and stockholders'
  equity .......................................    $   283,339     $   110,971     $    46,130     $    (9,553)    $   430,887
                                                    ===========     ===========     ===========     ===========     ===========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                    ---------------------------------------------------------------------------
                                                      FEDDERS
                                                       NORTH           OTHER                        ELIMINATING       FEDDERS
                                                      AMERICA         FEDDERS        CORPORATE        ENTRIES       CORPORATION
                                                    -----------     -----------     -----------     -----------     -----------
Net cash (used in) provided by
  operating activities .........................    $   (63,613)    $    11,196     $    (2,628)             --     $   (55,045)
                                                    -----------     -----------     -----------     -----------     -----------
Net additions to property, plant and
  equipment ....................................           (447)         (1,150)            (16)             --          (1,613)
Disposal of property, plant and
equipment ......................................            180              --              --              --             180
Investment in joint venture ....................             --            (132)             --                            (132)
                                                    -----------     -----------     -----------     -----------     -----------
Net cash (used in) provided by
investing activities............................           (267)         (1,282)            (16)             --          (1,565)
                                                    -----------     -----------     -----------     -----------     -----------
Proceeds (repayments) of short-term notes.......         20,113          (1,207)             --              --          18,906
Net repayments of long-term debt ...............           (882)            (64)             --              --            (946)
Proceeds from stock options exercised ..........             --              --              38              --              38
Cash dividends .................................             --              --          (1,918)             --          (1,918)
Net proceeds from issuance of 9 7/8%
  Senior Notes..................................        150,245              --              --              --         150,245
Repayments of 9 3/8% Senior
Subordinated Notes .............................       (128,150)             --              --              --        (128,150)
Call premium and financing costs................         (8,393)             --              --              --          (8,393)
Costs of stock offerings .......................             --              --            (194)             --            (194)
Proceeds from stock rights offering ............             --              --          28,323              --          28,323
Change in net due to (from) affiliate ..........         24,415          (3,770)        (20,645)             --              --
                                                    -----------     -----------     -----------     -----------     -----------
Net cash provided by (used in) financing
   activities ..................................         57,348          (5,041)          5,604              --          57,911
                                                    -----------     -----------     -----------     -----------     -----------
Net (decrease) increase in cash and
  cash equivalents .............................         (6,532)          4,873           2,960              --           1,301
Cash and cash equivalents at beginning
  of period ....................................         13,657           8,386              --              --          22,043
                                                    -----------     -----------     -----------     -----------     -----------
Cash and cash equivalents at end of
  period .......................................    $     7,125     $    13,259     $     2,960              --     $    23,344
                                                    ===========     ===========     ===========     ===========     ===========

                                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                    ---------------------------------------------------------------------------
                                                      FEDDERS
                                                       NORTH           OTHER                        ELIMINATING       FEDDERS
                                                      AMERICA         FEDDERS        CORPORATE        ENTRIES       CORPORATION
                                                    -----------     -----------     -----------     -----------     -----------
Net cash (used in) provided by operating
  activities ...................................    $   (52,168)    $     8,192     $      (214)             --     $   (44,190)
                                                    -----------     -----------     -----------     -----------     -----------
Net additions to property, plant and
  equipment ....................................         (1,062)           (412)            (71)             --          (1,545)
                                                    -----------     -----------     -----------     -----------     -----------
Disposal of property, plant and equipment.......             15              --              --              --              15
Net cash (used in) provided by investing
  activities ...................................         (1,047)           (412)            (71)             --          (1,530)
                                                    -----------     -----------     -----------     -----------     -----------
Proceeds from short-term notes .................             --           1,225          37,165              --          38,390
Net repayments of long-term debt ...............           (252)           (198)             61              --            (389)
Cash dividends .................................             --              --          (1,076)             --          (1,076)
Preferred Stock exchange offer .................             --              --            (631)             --            (631)
Change in net due to (from) affiliate ..........         39,909          (5,185)        (34,724)             --              --
                                                    -----------     -----------     -----------     -----------     -----------
Net cash provided by (used in)financing
  activities ...................................         39,657          (4,158)            795              --          36,294
                                                    -----------     -----------     -----------     -----------     -----------
Net (decrease) increase in cash and cash
  equivalents ..................................        (13,558)          3,622             510              --          (9,426)
Cash and cash equivalents at beginning of
  period .......................................         17,426           5,393              --              --          22,819
                                                    -----------     -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period .....    $     3,868     $     9,015     $       510              --     $    13,393
                                                    ===========     ===========     ===========     ===========     ===========

INTERCOMPANY TRANSACTIONS:

     The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

          a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $4.4 million and $4.6 million for the three months ended March 31, 2004 and 2003, respectively.

          b) FNA's interest expense reflects actual interest charges on the 9 7/8% Senior Notes, 9 3/8% Senior Subordinated Notes, retired in April 2004, State of Illinois Promissory Note, Trion Industrial Revenue Bond, capital lease obligations and a revolving line of credit.

          c) FNA's depreciation and amortization for the three months ended March 31, 2004 and 2003 amounted to approximately $2.1 million and $1.8 million, respectively. Capital expenditures of FNA amounted to $0.4 million and $1.1 million in the three months ended March 31, 2004 and 2003, respectively.

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

     The following table presents our results of operations for the periods indicated. Results for the three-month periods ended March 31, 2004 and 2003 are unaudited. On August 26, 2003, the Board of Directors changed the Company's fiscal year-end from August 31 to December 31.

                                           RESULTS OF OPERATIONS
                                               AS PERCENT OF
                                                 NET SALES
                                           ---------------------
                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           ---------------------
                                             2004         2003
                                           ---------    --------
Gross profit.........................        17.7%        22.7%
Selling, general and administrative          13.8%        12.4%
expense..............................
Operating  income....................         3.9%        10.3%
Net interest expense.................         4.0%         4.1%
Pre-tax (loss) income................        (6.1)%        6.2%
                                             ====         ====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 VERSUS THE THREE MONTHS ENDED MARCH 31, 2003.

     Net sales in the three-month period ended March 31, 2004 decreased by 0.2% to $123.2 million, compared to $123.4 million in the prior-year period. Sales were affected by a 2.5% decrease to $112.0 million from $114.9 million in the prior-year period within the HVACR reporting segment due to the timing of sales of room air conditioners in North America, which were impacted by a major U.S. customer's change in invoicing terms from FOB China in the prior year, to delivered to the customer's U.S. distribution centers. The effect of this change is to shift sales to the second fiscal quarter. Sales in the HVACR segment were affected positively by growth in sales of residential central air conditioners. Sales in the Engineered Products reporting segment increased by 33% to $11.2 million from $8.4 million in the prior-year period due primarily to increased sales of industrial air cleaners in China.

     The gross profit in the period was $21.8 million, or 17.7% of net sales, compared to $28.0 million, or 22.7% of net sales, in the prior-year period. Gross profit and margin percentage in the quarter were reduced by transition and start-up costs related to the final stages of transferring production of high volume products from the U.S. to China.

     Selling, general and administrative ("SG&A") expenses in the three months ended March 31, 2004 were $17.1 million, or 13.8% of net sales, compared to $15.3 million, or 12.4% of net sales, in the prior-year period. SG&A expenses were slightly higher than prior year as a result of higher selling expenses due to increased sales activity globally and warehousing costs to support higher seasonal inventory requirements.

     The operating income in the three months ended March 31, 2004 was $4.7 million, or 3.9% of net sales, compared to an operating income of $12.8 million, or 10.3% of net sales, in the prior-year period.

     Net interest expense in the three months ended March 31, 2004 was $4.9 million, or 4.0% of net sales, compared to $5.1 million, or 4.1% of net sales, in the prior-year period and consisted of interest expense on the Company's long-term debt and interest on short- term working capital loans in Asia and the U.S. Net interest expense was lower than prior year due to lower short-term borrowings during the period.

     A debt extinguishment charge of $7.4 million, which is tax deductible, was recorded during the period to account for the early retirement of the Company's ten-year notes and the issuance of new ten-year notes due March 2014. The charge consisted of $4.2 million of cash and $3.2 million non-cash, un-amortized debt discount.

     Net loss in the three months ended March 31, 2004 applicable to common stockholders, which included the debt extinguishment charge, was $6.2 million, or 20 cents diluted loss per common share, compared to net income in the three months ended March 31, 2003 applicable to common stockholders of $5.0 million, or 17 cents diluted earnings per common share. Net loss applicable to common stockholders in the three months ended March 31, 2004, included the $7.4 million debt extinguishment charge.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital requirements of the Company are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $23.3 million at March 31, 2004 compared to $13.4 million a year earlier. Short-term borrowings under the Company's working capital credit facilities amounted to $49.4 million at March 31, 2004.

     Net cash used in operations for the three months ended March 31, 2004 amounted to $55.0 million, compared to $44.2 million in the prior period. A build-up in inventory to support seasonal requirements was the main use of cash during the period. Net inventories at March 31, 2004 were $159.5 million compared to $145.5 million at December 31, 2003 and $112.8 million at March 31, 2003. Inventories are higher compared to the previous year due to inventory required to support the expansion of sales of central air conditioners globally and all products in Asian markets, as well as to meet U.S. retailers' shipment and warehousing requirements for the 2004 season, and change in invoicing terms on sales to major U.S. customer.

     Net cash used in investing activities was $1.6 million and consisted of capital expenditures of $1.6 million primarily to support the expansion of production capacity in Asia. versus $1.5 million used in investing activities in the prior-year period.

     Net cash provided by financing activities during the three months ended March 31, 2004 was $57.9 million and consisted primarily of $18.9 million in short-term borrowings to support production in Asia, $28.3 million of proceeds from stock rights exercised offset by $1.9 million of cash dividends and the repayment of $1.0 million of long-term debt. Net cash provided by financing activities during the prior-year period was $36.3 million, consisting primarily of $38.4 million in short-term borrowings to support production in Asia offset by $1.1 million of cash dividends and the repayment of $0.4 million of long-term debt.

     The Company declared quarterly dividends of 3 cents on each share of outstanding Common and Class B Stock and 53.8 cents on each share of outstanding Preferred Stock in the three months ended March 31, 2004 and the three months ended March 31, 2003.

     The following summarizes Fedders' contractual cash obligations and commercial commitments at March 31, 2004, and the effect such obligations are expected to have on liquidity and cash flows in future periods.

                                                                          PAYMENTS DUE BY PERIOD LESS THAN
                                                    ---------------------------------------------------------------------------
                                                                                                                       AFTER
             CONTRACTUAL OBLIGATION                    TOTAL          1 YEAR         2-3 YEARS       4-5 YEARS        5 YEARS
------------------------------------------------    -----------     -----------     -----------     -----------     -----------
                                                                                (AMOUNTS IN THOUSANDS)
Long-term debt, including current maturities....    $   180,560     $    23,996     $     1,886     $     1,034     $   153,644
Capital lease obligations ......................          3,598             475           1,037           1,000           1,086
Operating leases and contractual
  minimum payments .............................         23,776           5,210           8,118           5,866           4,582
Short-term notes ...............................         49,352          49,352              --              --              --
                                                    -----------     -----------     -----------     -----------     -----------
Total contractual cash
  obligations ..................................    $   257,286     $    79,033     $    11,041     $     7,900     $   159,312
                                                    ===========     ===========     ===========     ===========     ===========

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

                                                                          PAYMENTS DUE BY PERIOD LESS THAN
                                                    ---------------------------------------------------------------------------
                                                                                                                       AFTER
         OTHER COMMERCIAL COMMITMENTS                  TOTAL          1 YEAR         2-3 YEARS       4-5 YEARS        5 YEARS
------------------------------------------------    -----------     -----------     -----------     -----------     -----------
                                                                                (AMOUNTS IN THOUSANDS)
Guarantee of debt ..............................    $     2,660     $     1,424     $     1,236              --              --
                                                    -----------     -----------     -----------     -----------     -----------
Total commercial commitments ...................    $     2,660     $     1,424     $     1,236              --              --
                                                    -----------     -----------     -----------     -----------     -----------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. During the three-month period ended March 31, 2004, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                          DESCRIPTION
------      ------------------------------------------------------------
 31.1       Certifications pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

 31.2       Certifications pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

 32.1       Certifications pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

 32.2       Certifications pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K dated March 12, 2004 covering a press release issued by the Company on that date.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDDERS CORPORATION

By: /s/ MICHAEL GIORDANO
    --------------------
    Executive Vice President,
    Finance and Administration and
    Chief Financial Officer

     Signing both in his capacity as Executive Vice President, Finance and Administration and Chief Financial Officer and on behalf of the registrant.

May 10, 2004