Form 10-Q
period 2004-06-30
FEDDERS CORP /DE
filed 2004-08-09
CIK 744106

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2004

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

                                  Yes [X] No [ ]

      The registrant has outstanding 36,300,462 shares of Common Stock and 2,493,061 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of July 31, 2004.

================================================================================

                               FEDDERS CORPORATION

                                      INDEX

                                                                                                                   PAGE
                                                                                                                  NUMBER
                                                                                                                  ------
PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003.                                         3
        CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004, DECEMBER 31, 2003 AND JUNE 30, 2003                        4
        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003                       5
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                                                             6-18
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION                      19-23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                  24
ITEM 4. CONTROLS AND PROCEDURES                                                                                     24
PART II OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                         25
ITEM 6. EXHIBITS AND REPORTS ON FORM                                                                                25
        8-K                                                                                                         25
        SIGNATURE                                                                                                   26
        CERTIFICATIONS                                                                                            27-30

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FEDDERS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                            ----------------------    ----------------------
                                                              2004         2003          2004        2003
                                                            ---------    ---------    ---------    ---------
Net sales ...............................................   $ 196,018    $ 186,696    $ 315,313    $ 310,050
Costs and expenses:
  Cost of sales .........................................     161,603      142,684      259,140      238,004
  Selling, general and administrative expense ...........      19,913       17,972       36,963       33,245
  Restructuring credit ..................................        (709)          --         (709)          --
                                                            ---------    ---------    ---------    ---------
                                                              180,807      160,656      295,394      271,249
                                                            ---------    ---------    ---------    ---------
Operating income ........................................      15,211       26,040       19,919       38,801
Partners' interest in joint venture (losses) earnings....        (361)       1,291         (652)       1,129
Interest expense, net ...................................       5,226        4,795       10,169        9,857
Loss on debt extinguishment .............................         683           --        8,075           --
Other (expense) income ..................................         (87)         147          270          308
                                                            ---------    ---------    ---------    ---------
Income before income taxes ..............................       8,854       22,683        1,293       30,381
Provision for income taxes ..............................       2,835        7,372          421        9,874
                                                            ---------    ---------    ---------    ---------
Net income ..............................................       6,019       15,311          872       20,507
Preferred stock dividends ...............................       1,005          222        2,010          396
                                                            ---------    ---------    ---------    ---------
Net income (loss) applicable to common stockholders .....       5,014       15,089       (1,138)      20,111
Other comprehensive (loss) income:
  Foreign currency translation, net of tax ..............         (84)        (195)          62         (276)
                                                            ---------    ---------    ---------    ---------
Comprehensive income (loss) .............................   $   4,930    $  14,894    $  (1,076)   $  19,835
                                                            =========    =========    =========    =========
    Net income (loss) per common share:
Basic/diluted net income (loss) per common share ........        0.16         0.50        (0.04)        0.66
                                                            =========    =========    =========    =========
Weighted average shares outstanding:
  Basic .................................................      30,444       29,610       30,435       29,890
  Diluted ...............................................      30,846       29,719       30,435       29,947
Dividends per share declared:
  Common Stock ..........................................   $   0.060    $   0.060    $   0.090    $   0.090
  Class B Stock .........................................       0.060        0.060        0.090        0.090
  Preferred Stock .......................................       1.076        1.076        1.614        1.614

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    (amounts in thousands, except par value)
                                   (unaudited)

                                                                                        JUNE 30,        DECEMBER 31,     JUNE 30,
                                                                                          2004             2003            2003
                                                                                       ----------       ------------    ----------
                  ASSETS
Current assets:
  Cash and cash equivalents....................................................        $   32,713        $   22,043     $   39,020
  Accounts receivable (net of allowance of $2,060, $2,032 and $2,346 at June
   30, 2004, December 31, 2003 and June 30, 2003, respectively)................           103,636            29,718         90,427
  Inventories:
   Finished goods..............................................................            80,686           113,659         61,154
   Work-in-process.............................................................             4,033             4,487          3,939
   Raw materials and supplies..................................................            31,849            27,340         21,311
                                                                                       ----------        ----------     ----------
  Net inventories..............................................................           116,568           145,486         86,404
  Deferred income taxes........................................................             7,645             7,652          5,578
  Assets held for sale.........................................................             8,249             8,564          8,249
  Other current assets.........................................................            14,966            28,352         23,875
                                                                                       ----------        ----------     ----------
Total current assets...........................................................           283,777           241,815        253,553
Net property, plant and equipment:
  Land and improvements........................................................             1,508             1,508          1,434
  Buildings and leasehold improvements.........................................            33,737            31,880         32,355
  Machinery and equipment......................................................           101,049           102,815         99,927
                                                                                       ----------        ----------     ----------
  Gross property, plant and equipment..........................................           136,294           136,203        133,716
  Less accumulated depreciation................................................            84,670            81,541         76,353
                                                                                       ----------        ----------     ----------
Net property, plant and equipment..............................................            51,624            54,662         57,363
Deferred income taxes..........................................................             8,224             8,224          2,867
Goodwill.......................................................................            78,093            78,630         78,630
Other intangible assets........................................................             1,422             1,685          1,463
Other assets...................................................................            35,854            31,232         35,545
                                                                                       ----------        ----------     ----------
Total assets...................................................................        $  458,994        $  416,248     $  429,421
                                                                                       ==========        ==========     ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term notes.............................................................        $   36,865        $   30,446     $   23,173
  Current portion of long-term debt............................................             1,421             2,779          3,452
  Accounts payable.............................................................            86,569            86,313         73,174
  Income taxes payable.........................................................                --                --         10,852
  Accrued expenses.............................................................            52,244            39,032         63,435
                                                                                       ----------        ----------     ----------
Total current liabilities......................................................           177,099           158,570        174,086
Long-term debt.................................................................           159,096           158,965        161,114
Other long-term liabilities....................................................            31,388            31,528         18,802
Partners' net interest in joint venture........................................             4,798             4,235          4,864
Stockholders' equity:

Preferred Stock, $0.01 par value, 15,000 shares authorized, 1,870, 675 and 324
  issued at June 30, 2004, December 31, 2003 and June 30, 2003, respectively...                19                 7              4
Common Stock, $0.01 par value, 70,000 shares authorized, 36,519, 36,444 and
  35,934 issued at June 30, 2004, December 31, 2003 and June 30, 2003,
  respectively.................................................................               365               364            353
Class B Stock, $0.01 par value, 5,000 shares authorized, 2,493 issued at June
  30, 2004, December 31, 2003 and June 30, 2003................................                25                25             25
Additional paid-in capital.....................................................           109,019            80,680         68,122
Retained earnings .............................................................            18,721            23,603         41,036
Accumulated other comprehensive loss...........................................            (1,690)           (1,752)        (1,522)
                                                                                       -----------       ----------     -----------
                                                                                          126,459           102,927        108,018
Treasury stock, at cost, 8,521, 8,521 and 8,158 shares of Common Stock at June
  30, 2004, December 31, 2003 and June 30, 2003, respectively..................           (39,188)          (39,188)       (37,322)
Deferred compensation..........................................................              (658)             (789)          (141)
                                                                                       -----------       ----------     -----------
Total stockholders' equity.....................................................            86,613            62,950         70,555
                                                                                       ----------        ----------     ----------
Total liabilities and stockholders' equity.....................................        $  458,994        $  416,248     $  429,421
                                                                                       ==========        ==========     ==========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)
                                   (unaudited)

                                                                                                            SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                       ---------------------------
                                                                                                          2004            2003
                                                                                                       -----------     -----------
Cash flows from operating activities:
Net income........................................................................................     $       872     $    20,507
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization...................................................................           4,657           5,116
  Deferred compensation amortization..............................................................             131             141
  Deferred income taxes...........................................................................               7              29
  Loss on debt extinguishment.....................................................................           8,075              --
  Partners' net interest in joint venture losses (earnings).......................................             652          (1,129)
  Loss (gain) on disposal of assets...............................................................             286             (96)
Changes in operating assets and liabilities:
  Accounts receivable.............................................................................         (73,918)        (71,917)
  Inventories.....................................................................................          28,918          17,292
  Other current assets............................................................................          13,386          (4,936)
  Other assets....................................................................................             753           2,830
  Accounts payable................................................................................             256          19,224
  Accrued expenses................................................................................          11,104          33,334
  Income taxes payable............................................................................              --           9,691
  Other long-term liabilities.....................................................................            (140)         (3,056)
  Other-- net.....................................................................................              93            (276)
                                                                                                       -----------     -----------
Net cash (used in) provided by operating activities...............................................          (4,868)         26,754
                                                                                                       ------------    -----------
Cash flows from investing activities:
  Additions to property, plant and equipment......................................................          (3,039)         (4,281)
  Disposal of property, plant and equipment.......................................................           1,551             539
  Investment in joint venture.....................................................................            (932)         (1,333)
                                                                                                       ------------    -----------
Net cash used in investing activities.............................................................          (2,420)         (5,075)
                                                                                                       ------------    -----------
Cash flows from financing activities:
  Proceeds from short-term notes..................................................................           6,419          (1,131)
  Repayments of long-term debt....................................................................          (2,815)         (1,430)
  Net proceeds from issuance of 9 7/8% Senior Notes...............................................         150,245              --
  Repayment of 9 3/8% Senior Subordinated Notes...................................................        (150,000)             --
  Call premium and deferred financing charges.....................................................         (10,245)             --
  Proceeds from stock options exercised...........................................................              91              --
  Cash dividends..................................................................................          (3,837)         (2,183)
  Costs of stock offerings........................................................................            (223)           (734)
  Proceeds from stock rights exercised............................................................          28,323              --
                                                                                                       ------------    -----------
Net cash provided by (used in) financing activities...............................................          17,958          (5,478)
                                                                                                       -----------     -----------
Net increase in cash and cash equivalents.........................................................          10,670          16,201
Cash and cash equivalents at beginning of period..................................................          22,043          22,819
                                                                                                       -----------     -----------
Cash and cash equivalents at end of period........................................................     $    32,713     $    39,020
                                                                                                       ===========     ===========
Supplemental disclosure:

  Interest paid...................................................................................     $    10,037     $     8,929
  Income taxes paid...............................................................................             846           1,125
                                                                                                       ===========     ===========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The Company's fiscal year end through the 2003 fiscal year was August 31. However, on August 26, 2003 the Board of Directors decided to change the Company's fiscal year end from August 31 to December 31. The financial statements and notes included herein provide unaudited results of the Company for the three-month period from April 1, 2004 through June 30, 2004 and for the six-month period from January 1, 2004 through June 30, 2004. The unaudited statements for the three-month and six-month periods ended June 30, 2003 have been provided for comparison purposes.

      The Company's business is seasonal and, consequently, operating results for the six-month period ending June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation.

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

                                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                     JUNE 30,              JUNE 30,
                                                                                ------------------   -------------------
                                                                                  2004       2003       2004       2003
                                                                                --------  --------   --------   --------
Net income (loss) applicable to common stockholders-as reported................ $  5,014  $ 15,089   $ (1,138)  $ 20,111
Deduct: Total stock-based employee compensation expense determined
  under fair-value-based method for all awards, net of related tax effects.....      184        90        459        180
                                                                                --------  --------   --------   --------
Pro forma net income (loss).................................................... $  4,830  $ 14,999   $ (1,597)  $ 19,931
                                                                                ========  ========   ========   ========
Net income (loss) per common share:

     Basic/diluted -- as reported.............................................. $   0.16  $   0.50   $  (0.04)  $   0.66
     Basic/diluted -- pro forma................................................ $   0.16  $   0.50   $  (0.05)  $   0.67

3. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

      In the fourth quarter of fiscal year 2001, the Company announced a plan to restructure its existing operations, which included the transfer of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed-asset impairments, employee severance costs, inventory write-downs and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694 of charges in the fourth quarter of fiscal year 2001. In the first six months of 2004, the Company expended $30, primarily for facility closing costs. During the three months ended June 30, 2004, the Company conducted a detailed evaluation of the remaining restructuring reserves, as the activities for the past 10 months have been minimal. The Company identified required reserves of $401 for on going projects and recorded a restructuring credit of $709 for reserves in excess of identified requirements.

      The following table displays the activity and balances of the restructuring reserve account from December 31, 2003 to June 30, 2004.

                                                                                DECEMBER 31,                           JUNE 30,
                                                                                   2003                                 2004
                                                                                  BALANCE     ADDITIONS   DEDUCTIONS   BALANCE
                                                                                ------------  ---------   ----------   -------
Workforce reductions.......................................................       $    586           --       432      $   154
Facility closing costs.....................................................            340           --       292           48
Other costs................................................................            214           --        15          199
                                                                                  --------    ---------       ---      -------
  Total....................................................................       $  1,140           --       739      $   401
                                                                                  ========    =========       ===      =======

      The remaining balance of $401, which consists primarily of workforce reduction and environmental cleanup costs, is expected to be expended during fiscal 2004. The final amounts will be settled upon the expiration of the period for workers' compensation claims and completion of facility clean up and waste removal.

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

5. EARNINGS PER SHARE

      For the three months ended June 30, 2004 and 2003, net income (loss) per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,444,418 and 29,609,770 shares, respectively. Stock options included in computing diluted earnings per share amounted to 401,355 and 109,017 shares for the three months ended June 30, 2004 and 2003, respectively.

      For the six months ended June 30, 2004 and 2003, net income (loss) per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,434,757 and 29,889,826 shares, respectively. Stock options included in computing diluted earnings per share amounted to 57,339 shares for the six months ended June 30, 2003. Due to their anti-dilutive effect, 575,046 options were excluded from the computation of diluted loss per share for the six months ended June 30, 2004.

6. LONG-TERM DEBT

     On February 6, 2004, Fedders North America, Inc., a wholly owned subsidiary of the Company ("FNA") commenced a cash tender offer for any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 24, 1999, and any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 18, 1997 (collectively, the "Notes"). As of June 30, 2004, all Notes have been purchased and the Company recorded a loss on debt extinguishment of $8,075, consisting of $4,848 of call premiums and $3,227 for the write-off of associated debt issuance costs.

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

    Goodwill and other intangible assets consist of the following:

                                                                                                         ENGINEERED
                                                                                             HVACR        PRODUCTS     TOTAL
                                                                                          ----------     ----------   --------
Goodwill balance as of December 31, 2003............................................      $   70,133     $    8,497   $ 78,630
Effect of foreign currency charge...................................................            (537)            --       (537)
                                                                                          ----------     ----------   --------
Goodwill balance as of June 30, 2004................................................      $   69,596     $    8,497   $ 78,093
                                                                                          ==========     ==========   ========

                                                                                           JUNE 30,     DECEMBER 31,
                                                                                             2004          2003
                                                                                          ----------    ------------
Other intangible assets.........................................................          $    2,994     $    3,178
Accumulated amortization........................................................              (1,572)        (1,493)
                                                                                          -----------    ----------
Other intangible assets.........................................................          $    1,422     $    1,685
                                                                                          ==========     ==========

      Other intangible assets primarily include a right associated with a joint venture that is being amortized over 20 years. Amortization expense for the three months ended June 30, 2004 and 2003 is $51 and $44, respectively. Amortization expense for the six months ended June 30, 2004 and 2003 is $102 and $92, respectively. Estimated amortization expense for other intangible assets will be approximately $180 for each of the next five years.

8. ASSETS HELD FOR SALE

In connection with a restructuring of the Company's operations in 2001 (Note 3), the Company ceased production at its Walkersville, Maryland facility, part of the Company's HVACR reportable segment. In December 2002, the Company began the process of actively marketing the Walkersville facility for sale. The Company has since changed the marketing strategy and taken necessary actions to divide the property in order to enhance the property value. Currently there are several interested parties; the Company is managing the process to maximize the sale price. The Company anticipates the selling price of the facility will exceed its net book value after consideration of selling expenses associated with marketing the facility for sale. At June 30, 2004, assets totaling $8,249, which consist of land, land improvements, buildings and building improvements have been classified as "Assets Held for Sale" and are no longer being depreciated in accordance with SFAS 144. During the three months ended June 30, 2004, a building in Ningbo, China was sold; the Company recorded loss of $7 on the disposal of this property.

      The following table presents the carrying amount, by asset class, of the "Assets Held for Sale" at:

                                                                                     JUNE 30,   DECEMBER 31,
                                                                                       2004         2003
                                                                                    ---------   ------------
Land and land improvements......................................................    $   2,181    $   2,181
Building, net...................................................................        4,272        4,587
Building improvements, net......................................................        1,796        1,796
                                                                                    ---------    ---------
Assets held for sale............................................................    $   8,249    $   8,564
                                                                                    =========    =========

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                       JUNE 30,                   JUNE 30,
                                                                              -------------------------   ------------------------
                                                                                  2004         2003          2004         2003
                                                                              -----------   -----------   -----------  -----------
Net sales:
  HVACR.............................................................          $   185,688   $   178,530   $   293,832  $   293,459
  Engineered Products...............................................               10,330         8,166        21,481       16,591
                                                                              -----------   -----------   -----------  -----------
  Net sales.........................................................          $   196,018   $   186,696   $   315,313  $   310,050
                                                                              ===========   ===========   ===========  ===========
Income before interest expense, income taxes and loss on debt extinguishment:
  HVACR.............................................................          $    11,596   $    26,089   $    14,653  $    38,510
  Engineered Products...............................................                  908           (16)        1,463         (609)
                                                                              -----------   ------------  -----------  -----------
  Segment income before interest expense and income taxes...........               12,504        26,073        16,116       37,901
  Non-allocated income .............................................                2,259         1,405         3,421        2,337
  Loss on debt extinguishment.......................................                  683            --         8,075           --
  Interest expense, net.............................................                5,226         4,795        10,169        9,857
  Provision for income taxes........................................                2,835         7,372           421        9,874
                                                                              -----------   -----------   -----------  -----------
  Net income........................................................          $     6,019   $    15,311   $       872  $    20,507
                                                                              ===========   ===========   ===========  ===========

                                                                               JUNE 30,     DECEMBER 31,    JUNE 30,
                                                                                 2004           2003          2003
                                                                              -----------   ------------  -----------
Total assets:
HVACR................................................................         $   345,929    $  310,646   $  324,341
Engineered Products..................................................              56,537        52,826       52,996
Non-allocated assets.................................................              56,528        52,776       52,084
                                                                              -----------    ----------   ----------
                                                                              $   458,994    $  416,248   $  429,421
                                                                              ===========    ==========   ==========

      Non-allocated income and assets are primarily related to the Company's corporate headquarters.

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

      The following table displays the activity and balances of the product warranty liability from December 31, 2003 to June 30, 2004:

                                                                                     SIX MONTHS
                                                                                        ENDED
                                                                                    JUNE 30, 2004
                                                                                    -------------
Warranty balance at December 31, 2003.........................................        $   5,641
Accruals for warranties issued during the period..............................            9,713
Settlements made during the period............................................           (6,310)
                                                                                      ---------
Warranty balance at June 30, 2004.............................................        $   9,044
                                                                                      =========

      At June 30, 2004, $8,239 of warranty liability was included in current liabilities and $805 of warranty liability was included in other long-term liabilities.

LOAN GUARANTEES

      Guarantees of subsidiary debt by Fedders Corporation (the "Company" or the "Parent") and subsidiaries consist of the following at June 30, 2004:

            (i) The Parent guarantees the obligations of FNA under its 9 7/8% Senior Notes due 2014 (the "Notes"). This is a guarantee of payment of principal and interest on the Notes that arose in connection with the issuance and sale of $155 million in principal amount of the Notes. The Parent would be required to perform under the guarantee in the event FNA failed to pay principal and interest when due or to perform its obligations under the indenture pursuant to which the Notes were issued.

            (ii) The Parent and various subsidiaries guarantee the obligations of certain subsidiaries under a $100 million working capital line of credit. The line of credit bears interest at Libor +2% or the prime rate of Wachovia Bank and expires in February 2006. The Parent and guarantor subsidiaries would be required to perform under the guarantees in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. There is no outstanding loan balance at June 30, 2004.

            (iii) The Parent guarantees the obligations of its subsidiary, Melcor Corporation, under a $1.3 million New Jersey Economic Development Authority Economic Development Bond. The bond bears interest at the rate of 6.6% per annum and matures in July 2010. The Parent would be required to perform under the guarantee in the event that Melcor fails to pay the principal of and interest on the bond or fails to comply with the provisions of the bond agreement pursuant to which the bond was issued. The outstanding loan balance at June 30, 2004 is $0.8 million.

            (iv) The Parent and Melcor Corporation guarantee the obligations of a subsidiary, Fedders Eubank Company, Inc., under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 7.16% per annum and expires in December 2007. The Parent and Melcor Corporation would be required to perform under the guarantee in the event Eubank fails to pay rent when due or fails to comply with the provisions of the lease agreement. The outstanding loan balance at June 30, 2004 is $1.9 million.

            (v) The Parent guarantees the obligations of a subsidiary, Fedders Eubank Company Inc., under a loan agreement providing for a loan of $2.0 million. The loan bears interest at the prime rate of Flag Bank and matures in February 2007. The Parent would be required to perform under the guarantee in the event Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at June 30, 2004 is $0.4 million.

            (vi) The Parent guarantees the obligations of a subsidiary, Fedders (Shanghai) Co., Ltd. ("FSC") under a working capital line of credit totaling $6.0 million. The line of credit bears interest at the rate of Sibor +1.5% per annum and matures at various dates. The Parent would be obligated to perform under the guarantee in the event that FSC fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at June 30, 2004 is $6.0 million.

            (vii) The Parent guarantees the obligations of a subsidiary, Polenz GmbH ("Polenz"), under a Euro 6.0 million working capital line of credit. The line of credit bears interest at the rate of Libor +2% per annum and matures June 2006. The Parent would be obligated to perform under the guarantee in the event Polenz fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at June 30, 2004.

            (viii) The Parent guarantees the obligations of a subsidiary, Fedders Eubank Company, Inc., under a mortgage agreement providing for a loan of $1.0 million. The loan has an interest rate of 4.25% and matures in June 2008. The Parent would be required to perform under the guarantee in the event Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at June 30, 2004 is $0.8 million.

      The Company also provides loan guarantees to two joint ventures which are not consolidated in the Company's financial statements:

            (i) Fedders International, Inc., ("FI") a subsidiary of the Company, guarantees up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 230 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2006. FI would be obligated to perform under the guarantee in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI's exposure under the guarantee at June 30, 2004 is $1.9 million.

            (ii) Fedders Indoor Air Quality (Suzhou) Co., Ltd., ("FIAQ"), a subsidiary of the Company, guarantees up to RMB 5 million of the obligations of Xi'an Fedders Dong Fang Air Conditioner Compressor Co., Ltd., ("FDF"), a 50%-owned joint venture of the Company, under a working capital line of credit. The line of credit bears interest at the rate set by the Peoples Bank of China and matures December 2004. FIAQ would be obligated to perform its obligations under the guarantee in the event FDF fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. FIAQ's maximum exposure under the guarantee is $0.6 million as of June 30, 2004.

11. SUBSEQUENT EVENTS

      None

12. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      FNA and the Company are the issuer and the guarantor, respectively, of the $155 million 9 7/8% Senior Notes due 2014. In addition, the subsidiaries of FNA are also guarantors of the notes.

      The Company's and the subsidiaries' guarantees are full and unconditional. The following condensed consolidating financial statements present separate information for FNA and its guarantor subsidiaries, the Parent, and the other non-guarantor subsidiaries and should be read in conjunction with the consolidated financial statements of the Company.

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                    THREE MONTHS ENDED JUNE 30, 2004
                                                  -------------------------------------------------------------------
                                                   FEDDERS
                                                    NORTH         OTHER                     ELIMINATING     FEDDERS
                                                   AMERICA       FEDDERS      CORPORATE       ENTRIES     CORPORATION
                                                  ----------    ----------    ----------    ----------    -----------
Net sales .....................................   $  172,703    $   80,985            --    $  (57,670)   $  196,018
Costs and expenses:
Cost of sales .................................      146,235        73,038            --       (57,670)      161,603
Selling, general and administrative expense (a)       16,307         6,058    $   (2,452)           --        19,913
Restructuring credit ..........................         (709)           --            --            --          (709)
                                                  ----------    ----------    ----------    ----------    ----------
Operating income ..............................       10,870         1,889         2,452            --        15,211
Partners' net interest in joint venture losses.         (287)          (74)           --            --          (361)
Equity income in investment ...................           --            --         4,444        (4,444)           --
Interest expense, net(b) ......................        4,634           542            50            --         5,226
Loss on debt extinguishment ...................          683            --            --            --           683
Other income (expense) ........................           67          (154)           --            --           (87)
                                                  ----------    ----------    ----------    ----------    ----------
Income before income taxes ....................        5,333         1,119         6,846        (4,444)        8,854
Provision for income taxes ....................        1,733           275           827            --         2,835
                                                  ----------    ----------    ----------    ----------    ----------
Net income ....................................        3,600           844         6,019        (4,444)        6,019
Preferred stock dividend ......................           --            --         1,005            --         1,005
                                                  ----------    ----------    ----------    ----------    ----------
Net income applicable to common stockholders ..        3,600           844         5,014        (4,444)        5,014
Foreign currency translation, net of tax ......                        (58)          (84)           58           (84)
                                                  ----------    ----------    ----------    ----------    ----------
Comprehensive income ..........................   $    3,600    $      786    $    4,930    $   (4,386)   $    4,930
                                                  ==========    ==========    ==========    ==========    ==========

                                                                   THREE MONTHS ENDED JUNE 30, 2003
                                                  ------------------------------------------------------------------
                                                   FEDDERS
                                                    NORTH         OTHER                    ELIMINATING    FEDDERS
                                                   AMERICA       FEDDERS     CORPORATE       ENTRIES     CORPORATION
                                                  ----------    ----------   ----------    -----------   -----------
Net sales .....................................   $  169,339    $   91,386           --    $  (74,029)   $  186,696
Costs and expenses:
Cost of sales .................................      134,502        82,211           --       (74,029)      142,684
Selling, general and administrative expense(a).       14,620         5,558   $   (2,206)           --        17,972
                                                  ----------    ----------   ----------    ----------    ----------
Operating income ..............................       20,217         3,617        2,206            --        26,040
Partners' net interest in joint venture
  (losses) earnings............................         (334)        1,625           --            --         1,291
Equity income in investment ...................           --            --       13,889       (13,889)           --
Interest expense, net (b) .....................        4,092           636           67            --         4,795
Other income (expense) ........................          (69)          203           13            --           147
                                                  ----------    ----------   ----------    ----------    ----------
Income before income taxes ....................       15,722         4,809       16,041       (13,889)       22,683
Provision for income taxes ....................        5,030         1,612          730            --         7,372
                                                  ----------    ----------   ----------    ----------    ----------
Net income ....................................       10,692         3,197       15,311       (13,889)       15,311
Preferred stock dividend ......................           --            --          222            --           222
                                                  ----------    ----------   ----------    ----------    ----------
Net income applicable to common stockholders ..       10,692         3,197       15,089       (13,889)       15,089
Foreign currency translation, net of tax ......         (420)          325         (195)           95          (195)
                                                  ----------    ----------   ----------    ----------    ----------
Comprehensive income ..........................   $   10,272    $    3,522   $   14,894    $  (13,794)   $   14,894
                                                  ==========    ==========   ==========    ==========    ==========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE (LOSS) INCOME

                                                                           SIX MONTHS ENDED JUNE 30, 2004
                                                      -------------------------------------------------------------------
                                                       FEDDERS
                                                        NORTH         OTHER                     ELIMINATING     FEDDERS
                                                       AMERICA       FEDDERS      CORPORATE       ENTRIES     CORPORATION
                                                      ----------    ----------    ----------    -----------   -----------
Net sales .........................................   $  278,982    $  167,155            --    $ (130,824)   $  315,313
Costs and expenses:
Cost of sales .....................................      235,870       154,094            --      (130,824)      259,140
Selling, general and administrative expense (a) ...       29,633        10,981    $   (3,651)           --        36,963
Restructuring credit ..............................         (709)           --            --            --          (709)
                                                      ----------    ----------    ----------    ----------    ----------
Operating income ..................................       14,188         2,080         3,651            --        19,919
Partners' net interest in joint venture losses. ...         (503)         (149)           --            --          (652)
Equity income in investment .......................           --            --        (1,502)        1,502            --
Interest expense, net (b) .........................        8,966         1,072           131            --        10,169
Loss on debt extinguishment .......................        8,075            --            --            --         8,075
Other income ......................................          150           120            --            --           270
                                                      ----------    ----------    ----------    ----------    ----------
(Loss) income before income taxes .................       (3,206)          979         2,018         1,502         1,293
(Benefit) provision for income taxes ..............       (1,043)          318         1,146            --           421
                                                      ----------    ----------    ----------    ----------    ----------
Net (loss) income .................................       (2,163)          661           872         1,502           872
Preferred stock dividend ..........................           --            --         2,010            --         2,010
                                                      ----------    ----------    ----------    ----------    ----------
Net (loss) income applicable to common stockholders       (2,163)          661        (1,138)        1,502        (1,138)
Foreign currency translation, net of tax ..........            6            74            62           (80)           62
                                                      ----------    ----------    ----------    ----------    ----------
Comprehensive (loss) income .......................   $   (2,157)   $      735    $   (1,076)   $    1,422    $   (1,076)
                                                      ==========    ==========    ==========    ==========    ==========

                                                                       SIX MONTHS ENDED JUNE 30, 2003
                                                  -------------------------------------------------------------------
                                                   FEDDERS
                                                    NORTH         OTHER                     ELIMINATING    FEDDERS
                                                   AMERICA       FEDDERS       CORPORATE      ENTRIES     CORPORATION
                                                  ----------    ----------    ----------    -----------   -----------
Net sales .....................................   $  283,195    $  158,790            --    $ (131,935)   $  310,050
Costs and expenses:
Cost of sales .................................      227,634       142,305            --      (131,935)      238,004
Selling, general and administrative expense (a)       26,690         9,833    $   (3,278)           --        33,245
                                                  ----------    ----------    ----------    ----------    ----------
Operating income ..............................       28,871         6,652         3,278            --        38,801
Partners' net interest in joint venture
  (losses) earnings............................         (334)        1,463            --            --         1,129
Equity income in investment ...................           --            --        18,638       (18,638)           --
Interest expense, net (b) .....................        8,229         1,274           354            --         9,857
Other (expense) income ........................          (72)          373             7            --           308
                                                  ----------    ----------    ----------    ----------    ----------
Income before income taxes ....................       20,236         7,214        21,569       (18,638)       30,381
Provision for income taxes ....................        6,341         2,471         1,062            --         9,874
                                                  ----------    ----------    ----------    ----------    ----------
Net income ....................................       13,895         4,743        20,507       (18,638)       20,507
Preferred stock dividend ......................           --            --           396            --           396
                                                  ----------    ----------    ----------    ----------    ----------
Net income applicable to common stockholders ..       13,895         4,743        20,111       (18,638)       20,111
Foreign currency translation, net of tax ......         (328)          (21)         (276)          349          (276)
                                                  ----------    ----------    ----------    ----------    ----------
Comprehensive income ..........................   $   13,567    $    4,722    $   19,835    $  (18,289)   $   19,835
                                                  ==========    ==========    ==========    ==========    ==========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                      AS OF JUNE 30, 2004
                                             -------------------------------------------------------------------
                                              FEDDERS
                                               NORTH         OTHER                     ELIMINATING     FEDDERS
                                              AMERICA       FEDDERS      CORPORATE       ENTRIES     CORPORATION
                                             ----------    ----------    ----------    -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents ..............   $   10,424    $   12,141    $   10,148            --    $   32,713
  Net accounts receivable ................       86,616        17,020            --            --       103,636
  Net inventories ........................       84,528        32,040            --            --       116,568
  Assets held for sale ...................        8,249            --            --            --         8,249
  Other current assets ...................        3,643         9,544         9,424            --        22,611
                                             ----------    ----------    ----------    ----------    ----------
Total current assets .....................      193,460        70,745        19,572            --       283,777
Investments in subsidiaries ..............           --            --       (12,340)   $   12,340            --
Net property, plant and equipment ........       35,474        15,686           464            --        51,624
Goodwill .................................       62,870        15,223            --            --        78,093
Other intangible assets ..................        1,363            59            --            --         1,422
Other assets .............................       11,223         1,972        37,906        (7,023)       44,078
                                             ----------    ----------    ----------    ----------    ----------
Total assets .............................   $  304,390    $  103,685    $   45,602    $    5,317    $  458,994
                                             ==========    ==========    ==========    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes .......................           --    $   36,865            --            --    $   36,865
  Current portion of long-term debt ......   $    1,302           119            --            --         1,421
  Accounts and income taxes payable ......       22,524        62,417    $    1,628            --        86,569
  Accrued expenses .......................       34,807         8,419         9,018            --        52,244
                                             ----------    ----------    ----------    ----------    ----------
Total current liabilities ................       58,633       107,820        10,646            --       177,099
Long-term debt ...........................      157,611         1,485            --            --       159,096
Other long-term liabilities ..............          895        12,220        30,094    $   (7,023)       36,186
Net due to (from) affiliates .............       94,185       (12,434)      (81,751)           --            --
Stockholders' equity:
  Preferred Stock ........................           --            --            19            --            19
  Common and Class B Stock ...............            5            --           390            (5)          390
  Additional paid-in capital .............       20,292        25,542       109,019       (45,834)      109,019
  Retained earnings ......................      (26,324)      (30,181)       18,721        56,505        18,721
  Deferred compensation and treasury stock           --            --       (39,846)           --       (39,846)
  Accumulated other comprehensive loss ...         (907)         (767)       (1,690)        1,674        (1,690)
                                             ----------    ----------    ----------    ----------    ----------
Total stockholders' equity ...............       (6,934)       (5,406)       86,613        12,340        86,613
                                             ----------    ----------    ----------    ----------    ----------
Total liabilities and stockholders' equity   $  304,390    $  103,685    $   45,602    $    5,317    $  458,994
                                             ==========    ==========    ==========    ==========    ==========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                     AS OF DECEMBER 31, 2003
                                             -------------------------------------------------------------------
                                              FEDDERS
                                               NORTH         OTHER                     ELIMINATING     FEDDERS
                                              AMERICA       FEDDERS       CORPORATE      ENTRIES     CORPORATION
                                             ----------    ----------    ----------    ----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents ..............   $   13,657    $    8,386            --            --    $   22,043
  Net accounts receivable ................       18,646        11,072            --            --        29,718
  Net inventories ........................      111,587        33,899            --            --       145,486
  Assets held for sale ...................        8,249           315            --            --         8,564
  Other current assets ...................        2,864        23,266    $    9,874            --        36,004
                                             ----------    ----------    ----------    ----------    ----------
Total current assets .....................      155,003        76,938         9,874            --       241,815
Investments in subsidiaries ..............           --            --       (11,047)   $   11,047            --
Net property, plant and equipment ........       38,911        15,160           591            --        54,662
Goodwill .................................       62,870        15,760            --            --        78,630
Other intangible assets ..................        1,685            --            --            --         1,685
Other assets .............................        8,035           624        37,820        (7,023)       39,456
                                             ----------    ----------    ----------    ----------    ----------
Total assets .............................   $  266,504    $  108,482    $   37,238    $    4,024    $  416,248
                                             ==========    ==========    ==========    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes .......................           --    $   30,446            --            --    $   30,446
  Current portion of long-term debt ......   $    1,446         1,331    $        2            --         2,779
  Accounts and income taxes payable ......       27,983        57,084         1,246            --        86,313
  Accrued expenses .......................       21,497         9,492         8,043            --        39,032
                                             ----------    ----------    ----------    ----------    ----------
Total current liabilities ................       50,926        98,353         9,291            --       158,570
Long-term debt ...........................      157,027         1,938            --            --       158,965
Other long-term liabilities ..............          630        11,630        30,526    $   (7,023)       35,763
Net due to (from) affiliates .............       62,829         2,700       (65,529)           --            --
Stockholders' equity:
  Preferred Stock ........................           --            --             7            --             7
  Common and Class B Stock ...............            5            --           389            (5)          389
  Additional paid-in capital .............       20,292        25,542        80,680       (45,834)       80,680
  Retained earnings (deficit) ............      (24,292)      (30,840)       23,603        55,132        23,603
  Deferred compensation and treasury stock           --            --       (39,977)           --       (39,977)
  Accumulated other comprehensive loss ...         (913)         (841)       (1,752)        1,754        (1,752)
                                             ----------    ----------    ----------    ----------    ----------
Total stockholders' equity ...............       (4,908)       (6,139)       62,950        11,047        62,950
                                             ----------    ----------    ----------    ----------    ----------
Total liabilities and stockholders' equity   $  266,504    $  108,482    $   37,238    $    4,024    $  416,248
                                             ==========    ==========    ==========    ==========    ==========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                      AS OF JUNE 30, 2003
                                             -------------------------------------------------------------------
                                              FEDDERS
                                               NORTH         OTHER                     ELIMINATING     FEDDERS
                                              AMERICA       FEDDERS      CORPORATE       ENTRIES     CORPORATION
                                             ----------    ----------    ----------    -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents ..............   $    9,806    $    8,497    $   20,717            --    $   39,020
  Net accounts receivable ................       72,961        17,466            --            --        90,427
  Net inventories ........................       68,466        17,938            --            --        86,404
  Assets held for sale ...................        8,249            --            --            --         8,249
  Other current assets ...................        2,244        20,849         6,360            --        29,453
                                             ----------    ----------    ----------    ----------    ----------
Total current assets .....................      161,726        64,750        27,077            --       253,553
Investments in subsidiaries ..............           --            --        16,378    $  (16,378)           --
Net property, plant and equipment ........       41,449        15,223           691            --        57,363
Goodwill .................................       62,870        15,760            --            --        78,630
Other intangible assets ..................        1,463            --            --            --         1,463
Other assets .............................        7,922         7,029        30,484        (7,023)       38,412
                                             ----------    ----------    ----------    ----------    ----------
Total assets .............................   $  275,430    $  102,762    $   74,630    $  (23,401)   $  429,421
                                             ==========    ==========    ==========    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes .......................           --    $   23,173            --            --    $   23,173
  Current portion of long-term debt ......   $    1,723         1,713    $       16            --         3,452
  Accounts and income taxes payable ......       25,508        47,634        10,884            --        84,026
  Accrued expenses .......................       44,290        10,299         8,846            --        63,435
                                             ----------    ----------    ----------    ----------    ----------
Total current liabilities ................       71,521        82,819        19,746            --       174,086
Long-term debt ...........................      158,359         2,737            18            --       161,114
Other long-term liabilities ..............        1,755        11,899        17,035    $   (7,023)       23,666
Net due to (from) affiliates .............       22,141        10,583       (32,724)           --            --
Stockholders' equity:
  Preferred Stock ........................           --            --             4            --             4
  Common and Class B Stock ...............            5            --           378            (5)          378
  Additional paid-in capital .............       20,292        25,542        68,122       (45,834)       68,122
  Retained earnings (deficit) ............        1,674       (29,541)       41,036        27,867        41,036
  Deferred compensation and treasury stock           --            --       (37,463)           --       (37,463)
  Accumulated other comprehensive loss ...         (317)       (1,277)       (1,522)        1,594        (1,522)
                                             ----------    ----------    ----------    ----------    ----------
Total stockholders' equity ...............       21,654        (5,276)       70,555       (16,378)       70,555
                                             ----------    ----------    ----------    ----------    ----------
Total liabilities and stockholders' equity   $  275,430    $  102,762    $   74,630    $  (23,401)   $  429,421
                                             ==========    ==========    ==========    ==========    ==========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                   FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                       -------------------------------------------------------------------
                                                        FEDDERS
                                                         NORTH         OTHER                     ELIMINATING     FEDDERS
                                                        AMERICA       FEDDERS      CORPORATE       ENTRIES     CORPORATION
                                                       ----------    ----------    ----------    -----------   -----------
Net cash (used in) provided by operating activities    $  (23,515)   $   16,478    $    2,169            --    $   (4,868)
                                                       ----------    ----------    ----------    ----------    ----------
Net additions to property, plant and equipment .....       (1,178)       (1,841)          (20)           --        (3,039)
Disposal of property, plant and equipment ..........        1,243           308            --            --         1,551
Investment in joint venture ........................           --          (932)           --                        (932)
                                                       ----------    ----------    ----------    ----------    ----------
Net cash provided by (used in) investing activities            65        (2,465)          (20)           --        (2,420)
                                                       ----------    ----------    ----------    ----------    ----------
Proceeds from short-term notes /....................           --         6,419            --            --         6,419
Net repayments of long-term debt ...................         (960)       (1,855)           --            --        (2,815)
Proceeds from stock options exercised ..............           --            --            91            --            91
Cash dividends .....................................           --            --        (3,837)           --        (3,837)
Net proceeds from issuance of 9 7/8% Senior Notes ..      150,245            --            --            --       150,245
Repayments of 9 3/8% Senior Subordinated Notes .....     (150,000)           --            --            --      (150,000)
Call premium and financing costs ...................      (10,245)           --            --            --       (10,245)
Costs of stock offerings ...........................           --            --          (223)           --          (223)
Proceeds from stock rights offering ................           --            --        28,323            --        28,323
Change in net due to (from) affiliate ..............       31,177       (14,822)      (16,355)           --            --
                                                       ----------    ----------    ----------    ----------    ----------
Net cash provided by (used in) financing activities        20,217       (10,258)        7,999            --        17,958
                                                       ----------    ----------    ----------    ----------    ----------
Net (decrease) increase in cash and cash equivalents       (3,233)        3,755        10,148            --        10,670
Cash and cash equivalents at beginning of period ...       13,657         8,386            --            --        22,043
                                                       ----------    ----------    ----------    ----------    ----------
Cash and cash equivalents at end of period .........   $   10,424    $   12,141    $   10,148            --    $   32,713
                                                       ==========    ==========    ==========    ==========    ==========

                                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                       ------------------------------------------------------------------
                                                        FEDDERS
                                                         NORTH         OTHER                     ELIMINATING    FEDDERS
                                                        AMERICA       FEDDERS       CORPORATE      ENTRIES    CORPORATION
                                                       ----------    ----------    ----------    ----------   -----------
Net cash (used in) provided by operating activities    $   (6,975)   $   20,349    $   13,380            --   $   26,754
                                                       ----------    ----------    ----------    ----------   ----------
Net additions to property, plant and equipment .....       (2,209)       (1,935)         (137)           --       (4,281)
Disposal of property, plant and equipment ..........          539            --            --            --          539
Investment in joint venture ........................           --        (1,333)           --            --       (1,333)
                                                       ----------    ----------    ----------    ----------   ----------
Net cash (used in) provided by investing activities        (1,670)       (3,268)         (137)           --       (5,075)
                                                       ----------    ----------    ----------    ----------   ----------
Repayments of short-term notes .....................           --        (1,131)           --            --       (1,131)
(Repayments of) proceeds from long-term debt .......         (958)         (506)           34            --       (1,430)
Cash dividends .....................................           --            --        (2,183)           --       (2,183)
Preferred stock exchange offer .....................           --            --          (734)           --         (734)
Change in net due to (from) affiliate ..............        1,983       (12,340)       10,357            --           --
                                                       ----------    ----------    ----------    ----------   ----------
Net cash provided by (used in) financing activities         1,025       (13,977)        7,474            --       (5,478)
                                                       ----------    ----------    ----------    ----------   ----------
Net (decrease) increase in cash and cash equivalents       (7,620)        3,104        20,717            --       16,201
Cash and cash equivalents at beginning of period ...       17,426         5,393            --            --       22,819
                                                       ----------    ----------    ----------    ----------   ----------
Cash and cash equivalents at end of period .........   $    9,806    $    8,497    $   20,717            --   $   39,020
                                                       ==========    ==========    ==========    ==========   ==========

INTERCOMPANY TRANSACTIONS:

      The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

            a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $6.9 million and $6.7 million for the three months ended June 30, 2004 and 2003, respectively. Such charges to FNA amounted to approximately $11.3 million for the six months ended June 30, 2004 and 2003.

            b) FNA's interest expense reflects actual interest charges on the 9 7/8% Senior Notes, 9 3/8% Senior Subordinated Notes, retired in April 2004, State of Illinois Promissory Note, Trion Industrial Revenue Bond, capital lease obligations and a revolving line of credit.

            c) FNA's depreciation and amortization for the three months ended June 30, 2004 and 2003 amounted to approximately $1.1 million and $1.8 million, respectively. Capital expenditures of FNA amounted to $0.8 million and $1.1 million in the three months ended June 30, 2004 and 2003, respectively. FNA's depreciation and amortization for the six months ended June 30, 2004 and 2003 amounted to approximately $3.2 million and $3.6 million, respectively. Capital expenditures of FNA amounted to $1.2 million and $2.2 million in the six months ended June 30, 2004 and 2003, respectively.

            d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

            e) The Company's stock option plans include FNA's employees.

            f) Certain reclassifications have been made in the prior year to conform to the current year presentation.

            g) For the three months ended June 30,2004, net sales for Other Fedders entities were unfavorably affected by timing of production versus prior year period.

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

      The following table presents our results of operations for the periods indicated. Results for the three-month and six-month periods ended June 30, 2004 and 2003 are unaudited. On August 26, 2003, the Board of Directors changed the Company's fiscal year-end from August 31 to December 31.


                                                                               RESULTS OF OPERATIONS     RESULTS OF OPERATIONS
                                                                                   AS PERCENT OF             AS PERCENT OF
                                                                                     NET SALES                 NET SALES
                                                                              ----------------------     ---------------------
                                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                     JUNE 30,                  JUNE 30,
                                                                              ----------------------     ---------------------
                                                                                2004         2003           2004        2003
                                                                              ---------   ----------     ----------   --------
Gross profit.......................................................             17.6%        23.6%          17.8%       23.2%
Selling, general and administrative expense........................             10.2%         9.6%          11.7%       10.7%
Operating income...................................................              7.8%        14.0%           6.3%       12.5%
Net interest expense...............................................              2.7%         2.7%           3.2%        3.2%
Pre-tax income.....................................................              4.5%        12.1%           0.4%        9.8%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 VERSUS THE THREE MONTHS ENDED JUNE 30, 2003.

      Net sales in the three-month period ended June 30, 2004 increased by 5.0% to $196.0 million, compared to $186.7 million in the prior-year period. Sales in the HVACR reporting segment increased by 4.0% to $185.7 million from $178.5 million in the prior-year period. Sales in the HVACR segment increased despite a decline in sales of room air conditioners in North America caused by cooler than normal weather conditions and lower prices. Sales gains in the HVACR segment were the result of improving sales of residential central air conditioners in the Americas and sales of all HVACR products in Asia. Sales in the Engineered Products reporting segment increased by 26.0% to $10.3 million from $8.2 million in the prior-year period due primarily to increased sales of industrial air cleaners in Asia and North America

      The gross profit in the period was $34.4 million, or 17.6% of net sales, compared to $44.0 million, or 23.6% of net sales, in the prior-year period. Gross profit and margin percentage in the quarter were adversely affected by higher component and raw material costs due to increases in commodity prices and costs associated with the wind down of high volume manufacturing in the U.S. and start-up costs in China.

      Selling, general and administrative ("SG&A") expenses in the three months ended June 30, 2004 were $19.9 million, or 10.2% of net sales, compared to $18.0 million, or 9.6% of net sales, in the prior-year period. SG&A expenses were higher than prior year as a result of higher selling expenses due to increased sales activity globally and increased warehousing costs to support higher inventory levels as a result of the sale of a broader range of products globally and higher inventory levels due to the cooler than normal weather conditions in North America.

      Operating income in the three months ended June 30, 2004 was $15.2 million, or 7.8% of net sales, compared to operating income of $26.0 million, or 14.0% of net sales, in the prior-year period.

      Net interest expense in the three months ended June 30, 2004 was $5.2 million, or 2.7% of net sales, compared to $4.8 million, or 2.7% of net sales, in the prior-year period and consisted of interest expense on the Company's long-term debt and interest on short- term working capital loans in Asia and the U.S. Net interest expense was higher than prior year due to higher short-term borrowings during the period due to the higher inventory levels.

      A loss on debt extinguishment of $0.7 million was recorded during the period to account for the early retirement of the Company's ten-year notes and the issuance of new ten-year notes due March 2014. A $0.7 million credit was recorded in the second quarter of 2004 due to a revision in management's estimates of the required restructuring reserves for ongoing projects associated with the 2001 restructuring.

      Net income in the three months ended June 30, 2004 applicable to common stockholders, which included the loss on debt extinguishment, was $5.0 million, or 16 cents per diluted common share, compared to net income in the three months ended June 30, 2003 applicable to common stockholders of $15.1 million, or 51 cents per diluted common share.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 VERSUS THE SIX MONTHS ENDED JUNE 30, 2003.

      Net sales in the six-month period ended June 30, 2004 increased by 1.7% to $315.3 million, compared to $310.1 million in the prior-year period. Sales in the HVACR reporting segment increased by a 0.1% increase to $293.8 million from $293.5 million in the prior-year period. Sales in the HVACR segment increased due to growing sales of residential central air conditioners in the Americas and all HVACR products in Asia. Sales in the Engineered Products reporting segment increased by 30.0% to $21.5 million from $16.6 million in the prior-year period. Sales improved in all product categories and markets with the exception of Europe. Net sales for the six months ended June 30, 2004 reflect an adjustment to reclassify $3.9 million of accured warranty expenses from Cost of Sales to Net Sales, consistent with the Company's accounting practices. The adjustment had no effect on gross profit or net income.

      The gross profit in the period was $56.2 million, or 17.8% of net sales, compared to $72.1 million, or 23.2% of net sales, in the prior-year period. Gross profit and margin percentage were reduced by transition and start-up costs related to the final stages of transferring production of high volume products from the U.S. to China and increases in material and ocean freight costs.

      Selling, general and administrative ("SG&A") expenses in the six months ended June 30, 2004 were $37.0 million, or 11.7% of net sales, compared to $33.2 million, or 10.7% of net sales, in the prior-year period. SG&A expenses were higher than prior year as a result of higher selling expenses due to increased sales activity globally and increased warehousing costs to support higher inventory requirements.

      The operating income in the six months ended June 30, 2004 was $19.9 million, or 6.3% of net sales, compared to an operating income of $38.8 million, or 12.5% of net sales, in the prior-year period.

      Net interest expense in the six months ended June 30, 2004 was $10.2 million, or 3.2% of net sales, compared to $9.9 million, or 3.2% of net sales, in the prior-year period and consisted of interest expense on the Company's long-term debt and interest on short-term working capital loans in Asia and the U.S. Net interest expense was slightly higher than prior year due to higher short-term borrowings during the period.

      A loss on debt extinguishment of $8.1 million was recorded during the period to account for the early retirement of the Company's ten-year notes and the issuance of new ten-year notes due March 2014. The charge consisted of $4.9 million of call premiums required to be paid to note holders and $3.2 million for the write-off of unamortized debt discount. A $0.7 million credit due to a revision in management's estimates of the required restructuring reserves for ongoing projects associated with the 2001 restructuring was recorded in the period.

      Net loss in the six months ended June 30, 2004 applicable to common stockholders, which included the loss on debt extinguishment, was $1.1 million, or 4 cents per diluted common share, compared to net income in the six months ended June 30, 2003 applicable to common stockholders of $20.1 million, or 66 cents per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital requirements of the Company are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $32.7 million at June 30, 2004 compared to $39.0 million a year earlier. Short-term borrowings under the Company's working capital credit facilities amounted to $36.9 million at June 30, 2004 compared to $23.2 million a year earlier and consisted of bank borrowings in China. There were no borrowings on the Company's $100 million revolving credit facility at the end of June.

      Net cash used in operations for the six months ended June 30, 2004 amounted to $4.9 million, compared to net cash provided by operations of $26.8 million in the prior period. A build-up in inventory to support seasonal requirements and expansion of sales of new products was the main use of cash during the period. Net inventories at June 30, 2004 were $116.6 million compared to $145.5 million at December 31, 2003 and $86.4 million at June 30, 2003. Inventories were higher compared to the previous year due to inventory required to support the expansion of sales of central air conditioners globally, sales of products in Asian markets, as well as higher inventory in North America due to the cooler than normal weather conditions.

      Net cash used in investing activities was $2.4 million and consisted of capital expenditures of $3.0 million, primarily to support the expansion of production capacity in Asia offset by $1.5 million of proceeds on the sales of building and equipment, versus $4.3 million used in investing activities in the prior-year period.

      Net cash provided by financing activities during the six months ended June 30, 2004 was $18 million and consisted primarily of $6.4 million in short-term borrowings to support production in Asia, $28.3 million of proceeds from stock rights exercised offset by $3.8 million of cash dividends, $10.2 million of call premium and financing charges, and the repayment of $2.8 million of long-term debt. Net cash used by financing activities during the prior-year period was $5.5 million, consisting primarily of $2.2 million of cash dividends, the repayment of $1.1 million of short-term notes, and the repayment of $1.4 million of long-term debt.

      The Company declared dividends of 6 cents on each share of outstanding Common and Class B Stock and 107.6 cents on each share of outstanding Preferred Stock in the three months ended June 30, 2004 and the three months ended June 30, 2003.

      The Company declared dividends of 9 cents on each share of outstanding Common and Class B Stock and 161.4 cents on each share of outstanding Preferred Stock in the six months ended June 30, 2004 and the six months ended June 30, 2003.

      The following summarizes Fedders' contractual cash obligations and commercial commitments at June 30, 2004, and the effect such obligations are expected to have on liquidity and cash flows in future periods.

                                                                   PAYMENTS DUE BY PERIOD LESS THAN
                                                            -------------------------------------------------
                                                                                                     AFTER
          CONTRACTUAL OBLIGATION                 TOTAL        1 YEAR     2-3 YEARS    4-5 YEARS     5 YEARS
--------------------------------------------   ----------   ----------   ----------   ----------   ----------
                                                                    (AMOUNTS IN THOUSANDS)
Long-term debt, including current maturities   $  157,045   $      979   $    1,548   $      837   $  153,681
Capital lease obligations ..................        3,472          442        1,360          711          959
Operating leases and contractual minimum
  payments .................................       22,291        4,977        8,822        6,038        2,454
Short-term notes ...........................       36,865       36,865           --           --           --
                                               ----------   ----------   ----------   ----------   ----------
Total contractual cash obligations .........   $  219,673   $   43,263   $   11,730   $    7,586   $  157,094
                                               ==========   ==========   ==========   ==========   ==========

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

                                                                                PAYMENTS DUE BY PERIOD LESS THAN
                                                                           -----------------------------------------
                                                                                                              AFTER
          OTHER COMMERCIAL COMMITMENTS                       TOTAL         1 YEAR    2-3 YEARS   4-5 YEARS   5 YEARS
--------------------------------------------------          --------       -------   ---------   ---------   -------
                                                                               (AMOUNTS IN THOUSANDS)
Guarantee of debt.................................          $  2,455       $ 1,424    $ 1,031           --        --
                                                            --------       -------    -------    ---------   -------
Total commercial commitments......................          $  2,455       $ 1,424    $ 1,031           --        --
                                                            --------       -------    -------    ---------   -------

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

      (b) Changes in Internal Controls. During the six-month period ended June 30, 2004, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Company held its Annual Meeting of Stockholders on April 27, 2004.

(c) Messrs. Sal Giordano, Jr., William J. Brennan, David C. Chang, Michael L. Ducker, Joseph Giordano, Howard S. Modlin, S. A. Muscarnera and Anthony E. Puleo were elected directors for a term of one year. The vote tabulation was as follows:

                            Votes For       Votes Withheld
                           ----------       --------------
Sal Giordano, Jr.          24,182,628          1,874,290
William J. Brennan         24,198,888          1,858,030
David C. Chang             23,901,585          2,155,333
Michael L. Ducker          23,903,766          2,153,152
Joseph Giordano            24,176,175          1,880,743
Howard S. Modlin           23,863,950          2,192,868
S. A. Muscarnera           21,181,283          4,875,635
Anthony E. Puleo           23,893,545          2,163,373

In addition to electing directors, stockholders:

      (i) approved an Incentive Compensation Plan for Executive Officers by a vote of 15,157,046 votes for and 3,283,946 votes against, with 682,207 shares abstaining;

      (ii) approved a grant of a performance-based award to the Chief Executive Officer by a vote of 14,740,348 votes for and 3,693,180 votes against, with 689,672 shares abstaining; and

      (iii)ratified the appointment of Deloitte & Touche, LLP as the Company's independent auditors by a vote of 25,579,430 votes for and 360,845 votes against, with 116,642 shares abstaining.

Broker non-votes on items (c) (i) and (ii) were approximately 6.9 million shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
 NUMBER                                DESCRIPTION
-------    -------------------------------------------------------------------------
 31.1      Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2      Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1      Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2      Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2004.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDDERS CORPORATION

By: /s/ MICHAEL GIORDANO
    -------------------------------------
    Executive Vice President,
    Finance and Administration and
    Chief Financial Officer

      Signing both in his capacity as Executive Vice President, Finance and Administration and Chief Financial Officer and on behalf of the registrant.

August 9, 2004