Form 10-Q
period 2004-09-30
FEDDERS CORP /DE
filed 2004-11-15
CIK 744106

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                                 Yes [X] No [ ]

      The registrant has outstanding 36,304,762 shares of Common Stock and 2,493,061 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of October 31, 2004.

================================================================================

                               FEDDERS CORPORATION

                                      INDEX

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)                   3
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.                        4
         CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2004, DECEMBER 31, 2003
         AND SEPTEMBER 30, 2003                                                                  5
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
         2004 AND 2003                                                                           6
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                                         7-20
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION 21-25
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              26
ITEM 4.  CONTROLS AND PROCEDURES                                                                 26
PART II  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        27
         SIGNATURES                                                                              28
         CERTIFICATIONS                                                                        29-32

                          PART I FINANCIAL INFORMATION

     The quarterly report on Form 10-Q contains financial statements for the quarter ended September 30, 2004, the review of which has not been completed by the Company's independent public accountant as required by Rule 10-01(d) of Regulation S-X. The Company expects that the review will be completed as soon as practicable. Upon completion of such review, the Company intends to file an amendment to the Quarterly Form 10-Q.

ITEM 1. FINANCIAL STATEMENTS

                               FEDDERS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                             --------------------------         ---------------------------
                                                               2004             2003              2004               2003
                                                             --------         ---------         ---------         ---------
Net sales ...........................................        $ 69,158         $  78,720         $ 366,578         $ 388,770
Costs and expenses:
  Cost of sales .....................................          61,590            63,265           308,364           301,269
  Selling, general and administrative expense .......          17,999            16,325            54,962            49,570
  Restructuring credit ..............................              --              (115)             (709)             (115)
                                                             --------         ---------         ---------         ---------
                                                               79,589            79,475           362,617           350,724
                                                             --------         ---------         ---------         ---------
Operating (loss) income .............................         (10,431)             (755)            3,961            38,046
Partners' interest in joint venture earnings (losses)             482              (743)             (170)              386
Interest expense, net ...............................           4,769             4,212            14,938            14,069
Loss on debt extinguishment .........................              --                --             8,075                --
Other income ........................................             230               118               500               426
                                                             --------         ---------         ---------         ---------
(Loss) income before income taxes ...................         (14,488)           (5,592)          (18,722)           24,789
Income tax (benefit) provision ......................          (4,750)           (1,862)           (6,097)            8,012
                                                             --------         ---------         ---------         ---------
Net (loss) income ...................................          (9,738)           (3,730)          (12,625)           16,777
Preferred stock dividends ...........................           1,005               222             3,015               618
                                                             --------         ---------         ---------         ---------
Net (loss) income applicable to common stockholders .         (10,743)           (3,952)          (15,640)           16,159
Other comprehensive (loss) income:
  Foreign currency translation, net of tax ..........              (6)             (398)               56              (674)
                                                             --------         ---------         ---------         ---------
Comprehensive (loss) income .........................        $(10,749)        $  (4,350)        $ (15,584)        $  15,485
                                                             ========         =========         =========         =========
   Net (loss) income per common share:
Basic/diluted net (loss) income per common share ....           (0.35)            (0.13)            (0.51)             0.54
                                                             ========         =========         =========         =========
Weighted average shares outstanding:
  Basic .............................................          30,494            29,636            30,454            29,805
  Diluted ...........................................          30,494            29,636            30,454            29,977
Dividends per share declared:
  Common Stock ......................................              --                --         $   0.090         $   0.090
  Class B Stock .....................................              --                --             0.090             0.090
  Preferred Stock ...................................              --                --             1.614             1.614

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    (amounts in thousands, except par value)
                                   (unaudited)

                                                                                         SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,
                                                                                              2004           2003          2003
                                                                                         -------------   ------------  -------------
           ASSETS
Current assets:
  Cash and cash equivalents ..........................................................     $  23,913      $  22,043      $  44,200
  Accounts receivable (net of allowances of $1,882, $2,032 and $2,088 at September 30,
   2004, December 31, 2003 and September 30, 2003, respectively) .....................        49,960         29,718         40,723
  Inventories:
    Finished goods ...................................................................        95,247        113,659         69,148
    Work-in-process ..................................................................         3,446          4,487         26,413
    Raw materials and supplies .......................................................        29,886         27,340          2,332
                                                                                           ---------      ---------      ---------
  Net inventories ....................................................................       128,579        145,486         97,893
  Deferred income taxes ..............................................................         6,993          7,652          7,656
  Assets held for sale ...............................................................         8,249          8,564          8,564
  Other current assets ...............................................................        21,816         28,352         20,761
                                                                                           ---------      ---------      ---------
Total current assets .................................................................       239,510        241,815        219,797
Net property, plant and equipment:
  Land and improvements ..............................................................         1,521          1,508          1,508
  Buildings and leasehold improvements ...............................................        30,358         31,880         30,773
  Machinery and equipment ............................................................       104,934        102,815        101,406
                                                                                           ---------      ---------      ---------
  Gross property, plant and equipment ................................................       136,813        136,203        133,687
  Less accumulated depreciation ......................................................        86,600         81,541         78,223
                                                                                           ---------      ---------      ---------
Net property, plant and equipment ....................................................        50,213         54,662         55,464
Deferred income taxes ................................................................        10,541          8,224          8,224
Goodwill .............................................................................        77,942         78,630         78,630
Other intangible assets ..............................................................         1,359          1,685          1,441
Other assets .........................................................................        35,688         31,232         36,076
                                                                                           ---------      ---------      ---------
Total assets .........................................................................     $ 415,253      $ 416,248      $ 399,632
                                                                                           =========      =========      =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes ...................................................................     $  31,632      $  30,446      $  12,400
  Current portion of long-term debt ..................................................         1,421          2,779          4,852
  Accounts payable ...................................................................        65,021         86,313         50,989
  Income taxes payable ...............................................................            --             --          4,048
  Accrued expenses ...................................................................        48,146         39,032         58,462
                                                                                           ---------      ---------      ---------
Total current liabilities ............................................................       146,220        158,570        130,751
Long-term debt .......................................................................       158,804        158,965        159,253
Other long-term liabilities ..........................................................        32,579         31,528         30,959
Partners' net interest in joint venture ..............................................         4,471          4,235          4,479
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized, 1,870, 675 and 675 issued
  at September 30, 2004, December 31, 2003 and September 30, 2003, respectively ......            19              7              7
Common Stock, $0.01 par value, 70,000 shares authorized, 36,525, 36,444 and 35,780
  issued at September 30, 2004, December 31, 2003 and September 30, 2003, respectively           365            364            358
Class B Stock, $0.01 par value, 5,000 shares authorized, 2,493 issued at September 30,
  2004, December 31, 2003 and September 30, 2003 .....................................            25             25             25
Additional paid-in capital ...........................................................       109,038         80,680         77,044
Retained earnings ....................................................................         5,209         23,603         37,306
Accumulated other comprehensive loss .................................................        (1,697)        (1,752)        (1,920)
                                                                                           ---------      ---------      ---------
                                                                                             112,959        102,927        112,820
Treasury stock, at cost, 8,521, 8,521 and 8,158 shares of Common Stock at September
  30, 2004, December 31, 2003 and September 30, 2003, respectively ...................       (39,188)       (39,188)       (38,559)
Deferred compensation ................................................................          (592)          (789)           (71)
                                                                                           ---------      ---------      ---------
Total stockholders' equity ...........................................................        73,179         62,950         74,190
                                                                                           ---------      ---------      ---------
Total liabilities and stockholders' equity ...........................................     $ 415,253      $ 416,248      $ 399,632
                                                                                           =========      =========      =========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)
                                   (unaudited)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                -----------------------
                                                                   2004          2003
                                                                ---------      --------
Cash flows from operating activities:
Net (loss) income .........................................     $ (12,625)     $ 16,777
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization ...........................         7,272         7,127
  Deferred compensation amortization ......................           197           211
  Stock option re-pricing charge ..........................            --         1,407
  Loss on debt extinguishment .............................         8,075            --
  Deferred income taxes ...................................        (1,658)        4,326
  Partners' net interest in joint venture losses (earnings)           170          (386)
  Loss (gain) on disposal of assets .......................           286           (96)
Changes in operating assets and liabilities:
  Accounts receivable .....................................       (20,242)       (3,097)
  Inventories .............................................        16,907         5,803
  Other current assets ....................................         6,536        (1,822)
  Other assets ............................................           988         1,237
  Accounts payable ........................................       (21,292)       (5,260)
  Accrued expenses ........................................         9,305        12,655
  Income taxes payable ....................................            --         2,887
  Other long-term liabilities .............................         1,051        (2,631)
  Other--net ..............................................            84          (480)
                                                                ---------      --------
Net cash (used in) provided by operating activities .......        (4,946)       38,658
                                                                ---------      --------
Cash flows from investing activities:
  Additions to property, plant and equipment ..............        (4,139)       (4,752)
  Disposal of property, plant and equipment ...............         1,551           539
  Investment in joint venture .............................          (932)       (1,333)
                                                                ---------      --------
Net cash used in investing activities .....................        (3,520)       (5,546)
                                                                ---------      --------
Cash flows from financing activities:
  Proceeds from (repayment of) short-term notes ...........         1,186       (11,904)
  Repayments of long-term debt ............................        (3,179)       (1,891)
  Net proceeds from issuance of 9 7/8% Senior Notes .......       150,245            --
  Repayment of 9 3/8% Senior Subordinated Notes ...........      (150,000)           --
  Call premium and deferred financing charges .............       (10,356)           --
  Proceeds from stock options exercised ...................           110           314
  Cash dividends ..........................................        (5,769)       (3,294)
  Cost of stock offerings .................................          (224)       (1,123)
  Proceeds from stock rights exercised ....................        28,323         6,167
                                                                ---------      --------
Net cash provided by (used in) financing activities .......        10,336       (11,731)
                                                                ---------      --------
Net increase in cash and cash equivalents .................         1,870        21,381
Cash and cash equivalents at beginning of period ..........        22,043        22,819
                                                                ---------      --------
Cash and cash equivalents at end of period ................     $  23,913      $ 44,200
                                                                =========      ========
Supplemental disclosure:
  Interest paid ...........................................     $  15,848      $ 15,430
  Income taxes paid .......................................         1,360         1,237
                                                                =========      ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The financial information included herein is unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in Fedders Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The Company's fiscal year end through the 2003 fiscal year was August 31. However, on August 26, 2003, the Board of Directors changed the Company's fiscal year end from August 31 to December 31. The financial statements and notes included herein provide unaudited results of the Company for the three-month period from July 1, 2004 through September 30, 2004 and for the nine-month period from January 1, 2004 through September 30, 2004. The unaudited statements for the three-month and nine-month periods ended September 30, 2003 have been provided for comparison purposes.

      The Company's business is seasonal and, consequently, operating results for the nine-month period ending September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation.

     Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 30, 2004, the Company determined that a provision for returns granted to certain customers during the third quarter should have been reflected in the second quarter when the sales were recognized. At the time the Company recorded the sales, the Company did not consider customer buying patterns and programs, historical experience, and levels of inventory at those customers. As a result, the Company recognized approximately $17.9 million of sales returns and reduced related costs of sales by $12.4 million. The accompanying statements of operations and comprehensive income
(loss) for the nine months ended September 30, 2004 give effect to this adjustment. An amendment to the Company's Form 10-Q for the quarter ended June 30, 2004 will be filed as soon as practicable, to reflect this restatement in the three and six months ended June 30, 2004, unaudited consolidated financial statements.

A summary of the significant effects of the restatement is as follows:

                                                   FOR THE THREE MONTHS ENDED
                                                         JUNE 30, 2004
                                                --------------------------------
                                                AS PREVIOUSLY
                                                  REPORTED         AS RESTATED
                                                -------------    ---------------
Statement of Operations
Net Sales                                       $     196,018    $       178,125
Cost of sales                                         161,603            149,237
Operating income                                       15,211              9,684
Income before income taxes                              8,854              3,327
Provision for income taxes                              2,835              1,067
Net income                                              6,019              2,260
Net income applicable to common stockholders            5,014              1,255
Comprehensive income                                    4,930              1,171
Basic and diluted income per share                       0.16               0.04

                                                    FOR THE SIX MONTHS ENDED
                                                         JUNE 30,2004
                                                --------------------------------
                                                AS PREVIOUSLY
                                                  REPORTED         AS RESTATED
                                                -------------    ---------------
Statement of Operations
Net Sales                                       $     315,313    $       297,420
Cost of sales                                         259,140            246,774
Operating income                                       19,919             14,392
Income (loss)  before income taxes                      1,293            (4,234)
Provision (benefit) from income taxes                     421            (1,347)
Net income (loss)                                         872            (2,887)
Net loss applicable to common stockholders            (1,138)            (4,897)
Comprehensive loss                                    (1,076)            (4,835)
Basic and diluted loss per share                       (0.04)             (0.16)

                                                      AS OF JUNE 30,2004
                                                --------------------------------
                                                AS PREVIOUSLY
                                                  REPORTED         AS RESTATED
                                                -------------    ---------------
Balance Sheet
Finished goods                                  $      80,686    $        92,909
Net inventories                                       116,568            128,791
Other current assets                                   14,966             16,735
Total current assets                                  283,777            297,769
Total assets                                          458,994            472,986
Accrued expenses                                       52,244             69,994
Total current liabilities                             177,099            194,849
Retained earnings                                      18,721             14,962
Total stockholders' equity                             86,613             82,855
Total liabilities and stockholders' equity            458,994            472,986

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

                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                               ---------------------      ----------------------
                                                                                 2004          2003         2004          2003
                                                                               --------      -------      --------      --------
Net (loss) income applicable to common stockholders-as reported ..........     $(10,743)     $(3,952)     $(15,640)     $ 16,159
Add: Stock option re-pricing compensation expense included in reported net
  loss, net of related tax effects .......................................           --          950            --           950
Deduct: Total stock-based employee compensation expense determined under
  fair-value-based method for all awards, net of related tax effects .....         (175)         (90)         (634)         (270)
                                                                               --------      -------      --------      --------
Pro forma net (loss) income ..............................................     $(10,918)     $(3,092)     $(16,274)     $ 16,839
                                                                               ========      =======      ========      ========
Net (loss) income per common share:
   Basic/diluted -- as reported ..........................................     $  (0.35)     $ (0.13)     $  (0.51)     $   0.54
   Basic/diluted -- pro forma ............................................     $  (0.36)     $ (0.10)     $  (0.53)     $   0.56

3. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

      In the fourth quarter of fiscal year 2001, the Company announced a plan to restructure its existing operations, which included the transfer of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed-asset impairments, employee severance costs, inventory write-downs and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694 of charges in the fourth quarter of fiscal year 2001. In the first nine months of 2004, the Company expended $30, primarily for facility closing costs. The Company conducted a detailed evaluation of the remaining restructuring reserves, as the activities for the past 10 months have been minimal. The Company identified required reserves of $401 for on going projects and recorded a restructuring credit of $709 for reserves in excess of identified requirements.

      The following table displays the activity and balances of the restructuring reserve account from December 31, 2003 to September 30, 2004.

                              DECEMBER 31,                            SEPTEMBER 30,
                                 2003                                    2004
                               BALANCE      ADDITIONS    DEDUCTIONS     BALANCE
                              -----------   ---------    ----------   ------------
Workforce reductions .          $  586          --          432          $154
Facility closing costs             340          --          292            48
Other costs ..........             214          --           15           199
                                ------          --          ---          ----
  Total ..............          $1,140          --          739          $401
                                ======          ==          ===          ====

      The remaining balance of $401, which consists primarily of workforce reduction and environmental cleanup costs, is expected to be expended during fiscal 2004. The final amounts will be settled upon the expiration of the period for workers' compensation claims and completion of facility clean up and waste removal.

4. STOCKHOLDERS' EQUITY

      On December 5, 2003, the Company's Board of Directors authorized the distribution of transferable rights to the Company's Common and Class B stockholders. Stockholders received one right for every share of Common Stock and Class B Stock they held as of December 22, 2003. Every 20 rights entitled the holder to purchase one share of Cumulative Preferred Stock at the subscription price of $23.70 per share, and carried with it a basic subscription right and an over-subscription right. As of January 16, 2004, 1,195,092 shares of Cumulative Preferred Stock had been issued as a result of the offering for gross proceeds of $28.3 million.

5. EARNINGS PER SHARE

      For the three months ended September 30, 2004 and 2003, net income (loss) per common share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,493,949 and 29,636,277 shares, respectively. Due to their anti-dilutive effect, 156,833 and 400,764 shares under options were excluded from the computation of diluted loss per common share for the three months ended September 30, 2004 and 2003, respectively.

      For the nine months ended September 30, 2004 and 2003, net income (loss) per common share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,454,488 and 29,805,310 shares, respectively. Shares under stock options included in computing diluted earnings per share amounted to 171,814 shares for the nine months ended September 30, 2003. Due to their anti-dilutive effect, 435,641 shares under options were excluded from the computation of diluted loss per common share for the nine months ended September 30, 2004.

6. LONG-TERM DEBT

      On February 6, 2004, Fedders North America, Inc., a wholly owned subsidiary of the Company ("FNA") commenced a cash tender offer for any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 24, 1999, and any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 18, 1997 (collectively, the "Notes"). As of September 30, 2004, all Notes have been purchased and the Company recorded a loss on debt extinguishment of $8,075, consisting of $4,848 of call premiums and $3,227 for the write-off of associated debt issuance costs.

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

      Goodwill and other intangible assets consist of the following:

                                                              ENGINEERED
                                                 HVACR         PRODUCTS       TOTAL
                                                --------      ----------     --------
Goodwill balance as of December 31, 2003        $ 70,133        $8,497       $ 78,630
Effect of foreign currency change .......           (688)           --           (688)
                                                --------        ------       --------
Goodwill balance as of September 30, 2004       $ 69,445        $8,497       $ 77,942
                                                ========        ======       ========

                            SEPTEMBER 30,   DECEMBER 31,
                                2004           2003
                            ------------    -----------
Other intangible assets        $ 2,994        $ 3,178
Accumulated amortization        (1,635)        (1,493)
                               -------        -------
Other intangible assets        $ 1,359        $ 1,685
                               =======        =======

      Other intangible assets primarily include a right associated with a joint venture that is being amortized over 20 years. Amortization expense for the three months ended September 30, 2004 and 2003 is $52 and $39, respectively. Amortization expense for the nine months ended September 30, 2004 and 2003 is $153 and $131, respectively. Estimated amortization expense for other intangible assets will be approximately $180 for each of the next five years.

8. ASSETS HELD FOR SALE

In connection with a restructuring of the Company's operations in 2001 (Note 3), the Company ceased production at its Walkersville, Maryland facility, part of the Company's HVACR reportable segment. In December 2002, the Company began the process of actively marketing the Walkersville facility for sale. The Company has since changed the marketing strategy and taken necessary actions to divide the property in order to enhance the property value. Currently there are several interested parties and the Company is managing the process to maximize the sale price. The Company anticipates the selling price of the facility will exceed its net book value after consideration of selling expenses associated with marketing the facility for sale. At September 30, 2004, assets totaling $8,249, which consist of land, land improvements, buildings and building improvements have been classified as "Assets Held for Sale" and are no longer being depreciated in accordance with SFAS 144. During the three months ended March 31, 2004, a building in Ningbo, China was sold. The Company recorded a loss of $7 on the disposal of this property.

      The following table presents the carrying amount, by asset class, of the "Assets Held for Sale" at:

                              SEPTEMBER 30, DECEMBER 31,
                                  2004          2003
                              ------------  -----------
Land and land improvements       $2,181        $2,181
Building, net ............        4,272         4,587
Building improvements, net        1,796         1,796
                                 ------        ------
Assets held for sale .....       $8,249        $8,564
                                 ======        ======

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                                 ---------------------     -----------------------
                                                                                   2004         2003         2004          2003
                                                                                 --------     --------     ---------     ---------
Net sales:
  HVACR .....................................................................    $ 59,556     $ 70,417     $ 335,495     $ 363,876
  Engineered Products .......................................................       9,602        8,303        31,083        24,894
                                                                                 --------     --------     ---------     ---------
  Net sales .................................................................    $ 69,158     $ 78,720     $ 366,578     $ 388,770
                                                                                 ========     ========     =========     =========
Income (loss) before interest expense, income taxes and loss on debt extinguishment:
  HVACR .....................................................................    $ (7,738)    $  3,273     $   2,114     $  41,783
  Engineered Products .......................................................       1,091          (62)        2,554          (671)
                                                                                 --------     --------     ---------     ---------
  Segment (loss) income before interest expense and income taxes ............      (6,647)       3,211         4,668        41,112
  Non-allocated expense .....................................................      (3,072)      (4,591)         (377)       (2,254)
  Loss on debt extinguishment ...............................................          --           --         8,075            --
  Interest expense, net .....................................................       4,769        4,212        14,938        14,069
  Income tax (benefit) provision ............................................      (4,750)      (1,862)       (6,097)        8,012
                                                                                 --------     --------     ---------     ---------
  Net (loss) income .........................................................    $ (9,738)    $ (3,730)    $ (12,625)    $  16,777
                                                                                 ========     ========     =========     =========

                          SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,
                              2004            2003            2003
                          ------------    -----------     ------------
Total assets:
HVACR ..............        $300,112        $310,646        $273,093
Engineered Products           55,477          52,826          53,930
Non-allocated assets          59,664          52,776          72,609
                            --------        --------        --------
                            $415,253        $416,248        $399,632
                            ========        ========        ========

      Non-allocated expense and assets are primarily related to the Company's corporate headquarters.

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

      The following table displays the activity and balances of the product warranty liability from December 31, 2003 to September 30, 2004:

                                                      NINE MONTHS
                                                         ENDED
                                                   SEPTEMBER 30, 2004
                                                   ------------------
Warranty balance at December 31, 2003 ..........        $  5,641
Accruals for warranties issued during the period          13,801
Settlements made during the period .............         (12,150)
                                                        --------
Warranty balance at September 30, 2004 .........        $  7,292
                                                        --------

      At September 30, 2004, $6,487 of warranty liability was included in current liabilities and $805 of warranty liability was included in other long-term liabilities.

LOAN GUARANTEES

      Guarantees of subsidiary debt by Fedders Corporation (the "Company" or the "Parent") and subsidiaries consist of the following at September 30, 2004:

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

            (ii) The Parent and various subsidiaries guarantee the obligations of certain subsidiaries under a $100 million working capital line of credit. The line of credit bears interest at Libor +2% or the prime rate of Wachovia Bank and expires in February 2006. The Parent and guarantor subsidiaries would be required to perform under the guarantees in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. There is no outstanding loan balance at September 30, 2004.

            (iii) The Parent guarantees the obligations of its subsidiary, Melcor Corporation, under a $1.3 million New Jersey Economic Development Authority Economic Development Bond. The bond bears interest at the rate of 6.6% per annum and matures in July 2010. The Parent would be required to perform under the guarantee in the event that Melcor fails to pay the principal of and interest on the bond or fails to comply with the provisions of the bond agreement pursuant to which the bond was issued. The outstanding loan balance at September 30, 2004 is $0.8 million.

            (iv) The Parent and Melcor Corporation guarantee the obligations of a subsidiary, Fedders Eubank Company, Inc., under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 7.16% per annum and expires in December 2007. The Parent and Melcor Corporation would be required to perform under the guarantee in the event Fedders Eubank fails to pay rent when due or fails to comply with the provisions of the lease agreement. The outstanding loan balance at September 30, 2004 is $1.8 million.

            (v) The Parent guarantees the obligations of a subsidiary, Fedders Eubank Company Inc., under a loan agreement providing for a loan of $2.0 million. The loan bears interest at the prime rate of Flag Bank and matures in February 2007. The Parent would be required to perform under the guarantee in the event Fedders Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at September 30, 2004 is $0.3 million.

            (vi) The Parent guarantees the obligations of a subsidiary, Fedders (Shanghai) Co., Ltd. ("FSC") under a working capital line of credit totaling $6.0 million. The line of credit bears interest at the rate of Sibor +1.5% per annum and matures at various dates. The Parent would be obligated to perform under the guarantee in the event that FSC fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at September 30, 2004 is $6.0 million.

            (vii) The Parent guarantees the obligations of a subsidiary, Polenz GmbH ("Polenz"), under a Euro 6.0 million working capital line of credit. The line of credit bears interest at the rate of Libor +2% per annum and matures June 2006. The Parent would be obligated to perform under the guarantee in the event Polenz fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at September 30, 2004.

            (viii) The Parent guarantees the obligations of a subsidiary, Fedders Eubank Company, Inc., under a mortgage agreement providing for a loan of $1.0 million. The loan has an interest rate of 4.25% and matures in June 2008. The Parent would be required to perform under the guarantee in the event Fedders Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at September 30, 2004 is $0.8 million.

      The Company also provides loan guarantees to two joint ventures which are not consolidated in the Company's financial statements:

            (i) Fedders International, Inc., ("FI") a subsidiary of the Company, guarantees up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 230 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2006. FI would be obligated to perform under the guarantee in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI's exposure under the guarantee at September 30, 2004 is $1.7 million.

            (ii) Fedders Indoor Air Quality (Suzhou) Co., Ltd., ("FIAQ"), a subsidiary of the Company, guarantees up to RMB 5 million of the obligations of Xi'an Fedders Dong Fang Air Conditioner Compressor Co., Ltd., ("FDF"), a 50%-owned joint venture of the Company, under a working capital line of credit. The line of credit bears interest at the rate set by the Peoples Bank of China and matures December 2004. FIAQ would be obligated to perform its obligations under the guarantee in the event FDF fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. FIAQ's maximum exposure under the guarantee is $0.6 million as of September 30, 2004.

11. REVENUE RECOGNITION

      Sales are recorded consistent with their related shipping terms upon the passing of title and the risks and rewards of ownership to the customer. For a majority of the Company's customers, title and the risks and rewards of ownership pass at the time of shipment. However, certain of the Company's sales
are recorded at the time the products are delivered to the customers.   Sales
are recorded net of a provision for sales allowances, warranties and returns.

      The Company estimates a provision for sales allowances and for returns at the time of sale based on consideration of a number of factors including historical experience, customer buying patterns and programs, and information with respect to customer inventory levels.

      Each quarter, the estimate of warranty and defective return obligations including the assumptions about estimated failure and return rates, is reevaluated. The Company uses historical failure and defective return rates, which may or may not be indicative of future rates.


12. SUBSEQUENT EVENTS

      On November 1, 2004, the Company completed the acquisition of a wholly owned air conditioning manufacturing operation in Orlando, Florida, Fedders Addison Company, Inc. This company manufactures and markets a broad line of air conditioning products primarily serving commercial and institutional markets. This subsidiary will be included within the HVACR reportable segment. The cash purchase price was $8.3 million, no goodwill resulted from the transaction. This transaction will be accounted for as a business combination.

13. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                         THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                           -----------------------------------------------------------------
                                                           FEDDERS
                                                            NORTH         OTHER                    ELIMINATING     FEDDERS
                                                           AMERICA       FEDDERS      CORPORATE      ENTRIES     CORPORATION
                                                           --------      --------     ---------    -----------   -----------
Net sales ............................................     $ 50,590      $ 33,218            --      $(14,650)     $ 69,158
Costs and expenses:
Cost of sales ........................................       46,273        29,967            --       (14,650)       61,590
Selling, general and administrative expense (a) ......       10,316         5,329      $  2,354            --        17,999
                                                           --------      --------      --------      --------      --------
Operating loss .......................................       (5,999)       (2,078)       (2,354)           --       (10,431)
Partners' net interest in joint venture (losses)
  earnings ...........................................          (19)          501            --            --           482
Equity loss in investment ............................           --            --        (8,554)        8,554            --
Interest expense, net (b) ............................        4,160           557            52            --         4,769
Other income .........................................          105           121             4            --           230
                                                           --------      --------      --------      --------      --------
Loss before income taxes .............................      (10,073)       (2,013)      (10,956)        8,554       (14,488)
Benefit for income taxes .............................       (3,275)         (257)       (1,218)           --        (4,750)
                                                           --------      --------      --------      --------      --------
Net loss .............................................       (6,798)       (1,756)       (9,738)        8,554        (9,738)
Preferred stock dividend .............................           --            --         1,005            --         1,005
                                                           --------      --------      --------      --------      --------
Net loss applicable to common stockholders ...........       (6,798)       (1,756)      (10,743)        8,554       (10,743)
Foreign currency translation, net of tax .............           --           (27)           (6)           27            (6)
                                                           --------      --------      --------      --------      --------
Comprehensive loss ...................................     $ (6,798)     $ (1,783)     $(10,749)     $  8,581      $(10,749)
                                                           ========      ========      ========      ========      ========

                                                                            THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                              ----------------------------------------------------------------
                                                              FEDDERS
                                                               NORTH         OTHER                   ELIMINATING     FEDDERS
                                                              AMERICA       FEDDERS      CORPORATE     ENTRIES     CORPORATION
                                                              --------      --------     ---------     --------    -----------
Net sales ...............................................     $ 62,036      $ 32,933           --      $(16,249)     $ 78,720
Costs and expenses:
Cost of sales ...........................................       49,782        29,732           --       (16,249)       63,265
Selling, general and administrative expense (a) .........        8,988         4,626      $ 2,711            --        16,325
Restructuring credit ....................................         (115)           --           --            --          (115)
                                                              --------      --------      -------      --------      --------
Operating income(loss) ..................................        3,381        (1,425)      (2,711)           --          (755)
Partners' net interest in joint venture earnings
  (losses)...............................................          304        (1,047)          --            --          (743)
Equity loss in investment ...............................           --            --       (2,110)        2,110            --
Interest expense, net (b) ...............................        3,926           496         (210)           --         4,212
Other income (expense) ..................................           11           131          (24)           --           118
                                                              --------      --------      -------      --------      --------
Loss before income taxes ................................         (230)       (2,837)      (4,635)        2,110        (5,592)
Benefit from income taxes ...............................          (26)         (931)        (905)           --        (1,862)
                                                              --------      --------      -------      --------      --------
Net loss ................................................         (204)       (1,906)      (3,730)        2,110        (3,730)
Preferred stock dividend ................................           --            --          222            --           222
                                                              --------      --------      -------      --------      --------
Net loss applicable to common stockholders ..............         (204)       (1,906)      (3,952)        2,110        (3,952)
Foreign currency translation, net of tax ................          149          (485)        (398)          336          (398)
                                                              --------      --------      -------      --------      --------
Comprehensive loss ......................................     $    (55)     $ (2,391)     $(4,350)     $  2,446      $ (4,350)
                                                              ========      ========      =======      ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE (LOSS) INCOME

                                                                           NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                           --------------------------------------------------------------------
                                                            FEDDERS
                                                             NORTH          OTHER                     ELIMINATING      FEDDERS
                                                            AMERICA        FEDDERS      CORPORATE       ENTRIES      CORPORATION
                                                           ---------      ---------     ---------     -----------    -----------
Net sales ............................................     $ 311,679      $ 200,373            --      $(145,474)     $ 366,578
Costs and expenses:
Cost of sales ........................................       269,777        184,061            --       (145,474)       308,364
Selling, general and administrative expense (a) ......        39,077         16,310      $   (425)            --         54,962
Restructuring credit .................................          (709)            --            --             --           (709)
                                                           ---------      ---------      --------      ---------      ---------
Operating income .....................................         3,534              2           425             --          3,961
Partners' net interest in joint venture
 (losses) earnings ...................................          (522)           352            --             --           (170)
Equity loss in investment ............................            --             --       (13,199)        13,199             --
Interest expense, net (b) ............................        13,126          1,629           183             --         14,938
Loss on debt extinguishment ..........................         8,075             --            --             --          8,075
Other income .........................................           255            241             4             --            500
                                                           ---------      ---------      --------      ---------      ---------
Loss before income taxes .............................       (17,934)        (1,034)      (12,953)        13,199        (18,722)
(Benefit) provision for income taxes .................        (5,830)            61          (328)            --         (6,097)
                                                           ---------      ---------      --------      ---------      ---------
Net loss .............................................       (12,104)        (1,095)      (12,625)        13,199        (12,625)
Preferred stock dividend .............................            --             --         3,015             --          3,015
                                                           ---------      ---------      --------      ---------      ---------
Net loss applicable to common stockholders ...........       (12,104)        (1,095)      (15,640)        13,199        (15,640)
Foreign currency translation, net of taxes ...........             6             47            56            (53)            56
                                                           ---------      ---------      --------      ---------      ---------
Comprehensive loss ...................................     $ (12,098)     $  (1,048)     $(15,584)     $  13,146      $ (15,584)
                                                           =========      =========      ========      =========      =========

                                                                              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                              ---------------------------------------------------------------------
                                                               FEDDERS
                                                                NORTH          OTHER                     ELIMINATING      FEDDERS
                                                               AMERICA        FEDDERS      CORPORATE       ENTRIES      CORPORATION
                                                              ---------      ---------     ---------     -----------    -----------
Net sales ...............................................     $ 345,231      $ 191,723            --      $(148,184)     $ 388,770
Costs and expenses:
Cost of sales ...........................................       277,416        172,037            --       (148,184)       301,269
Selling, general and administrative expense (a) .........        35,678         14,459      $   (567)            --         49,570
Restructuring credit ....................................          (115)            --            --             --           (115)
                                                              ---------      ---------      --------      ---------      ---------
Operating income ........................................        32,252          5,227           567             --         38,046
Partners' net interest in joint venture (losses) earnings           (30)           416            --             --            386
Equity income in investment .............................            --             --        16,528        (16,528)            --
Interest expense, net (b) ...............................        12,155          1,770           144             --         14,069
Other (expense) income ..................................           (61)           504           (17)            --            426
                                                              ---------      ---------      --------      ---------      ---------
Income before income taxes ..............................        20,006          4,377        16,934        (16,528)        24,789
Provision for income taxes ..............................         6,315          1,540           157             --          8,012
                                                              ---------      ---------      --------      ---------      ---------
Net income ..............................................        13,691          2,837        16,777        (16,528)        16,777
Preferred stock dividend ................................            --             --           618             --            618
                                                              ---------      ---------      --------      ---------      ---------
Net income applicable to common stockholders ............        13,691          2,837        16,159        (16,528)        16,159
Foreign currency translation, net of tax ................          (179)          (506)         (674)           685           (674)
                                                              ---------      ---------      --------      ---------      ---------
Comprehensive income ....................................     $  13,512      $   2,331      $ 15,485      $ (15,843)     $  15,485
                                                              =========      =========      ========      =========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                      AS OF SEPTEMBER 30, 2004
                                               ---------------------------------------------------------------------
                                                FEDDERS
                                                 NORTH         OTHER                      ELIMINATING      FEDDERS
                                                AMERICA       FEDDERS       CORPORATE       ENTRIES      CORPORATION
                                               ---------      --------      ---------     -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents ..............     $   8,447      $  7,839      $   7,627             --      $  23,913
  Net accounts receivable ................        34,415        15,545             --             --         49,960
  Net inventories ........................       100,008        28,571             --             --        128,579
  Assets held for sale ...................         8,249            --             --             --          8,249
  Other current assets ...................         5,773         7,852         15,184             --         28,809
                                               ---------      --------      ---------      ---------      ---------
Total current assets .....................       156,892        59,807         22,811             --        239,510
Investments in subsidiaries ..............            --            --        (24,064)     $  24,064             --
Net property, plant and equipment ........        34,318        15,471            424                        50,213
Goodwill .................................        62,868        15,074             --             --         77,942
Other intangible assets ..................         1,359            --             --             --          1,359
Other assets .............................        11,006         2,091         40,155         (7,023)        46,229
                                               ---------      --------      ---------      ---------      ---------
Total assets .............................     $ 266,443      $ 92,443      $  39,326      $  17,041      $ 415,253
                                               =========      ========      =========      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes .......................            --      $ 31,632             --             --      $  31,632
  Current portion of long-term debt ......     $   1,302           119             --             --          1,421
  Accounts and income taxes payable ......        20,684        42,008      $   2,329             --         65,021
  Accrued expenses .......................        31,669         9,046          7,431             --         48,146
                                               ---------      --------      ---------      ---------      ---------
Total current liabilities ................        53,655        82,805          9,760             --        146,220
Long-term debt ...........................       157,345         1,459             --                       158,804
Other long-term liabilities ..............         1,048        11,868         31,157      $  (7,023)        37,050
Net due to (from) affiliates .............        71,270         3,500        (74,770)            --             --
Stockholders' equity:
  Preferred Stock ........................            --            --             19             --             19
  Common and Class B Stock ...............             5            --            390             (5)           390
  Additional paid-in capital .............        20,292        25,542        109,038        (45,834)       109,038
  Retained earnings (deficit) ........           (36,265)      (31,937)         5,209         68,202          5,209
  Deferred compensation and treasury stock            --            --        (39,780)            --        (39,780)
  Accumulated other comprehensive loss ...          (907)         (794)        (1,697)         1,701         (1,697)
                                               ---------      --------      ---------      ---------      ---------
Total stockholders' equity ...............       (16,875)       (7,189)        73,179         24,064         73,179
                                               ---------      --------      ---------      ---------      ---------
Total liabilities and stockholders' equity     $ 266,443      $ 92,443      $  39,326      $  17,041      $ 415,253
                                               =========      ========      =========      =========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                      AS OF DECEMBER 31, 2003
                                               --------------------------------------------------------------------
                                                FEDDERS
                                                 NORTH          OTHER                    ELIMINATING      FEDDERS
                                                AMERICA        FEDDERS      CORPORATE      ENTRIES      CORPORATION
                                               ---------      ---------     ---------    -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents ................   $  13,657      $   8,386            --            --      $  22,043
  Net accounts receivable ..................      18,646         11,072            --            --         29,718
  Net inventories ..........................     111,587         33,899            --            --        145,486
  Assets held for sale .....................       8,249            315            --            --          8,564
  Other current assets .....................       2,864         23,266      $  9,874            --         36,004
                                               ---------      ---------      --------      --------      ---------
Total current assets .......................     155,003         76,938         9,874            --        241,815
Investments in subsidiaries ................          --             --       (11,047)     $ 11,047             --
Net property, plant and equipment ..........      38,911         15,160           591            --         54,662
Goodwill ...................................      62,870         15,760            --            --         78,630
Other intangible assets ....................       1,685             --            --            --          1,685
Other assets ...............................       8,035            624        37,820        (7,023)        39,456
                                               ---------      ---------      --------      --------      ---------
Total assets ...............................   $ 266,504      $ 108,482      $ 37,238      $  4,024      $ 416,248
                                               =========      =========      ========      ========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes .........................          --      $  30,446            --            --      $  30,446
  Current portion of long-term debt ........   $   1,446          1,331      $      2            --          2,779
  Accounts and income taxes payable ........      27,983         57,084         1,246            --         86,313
  Accrued expenses .........................      21,497          9,492         8,043            --         39,032
                                               ---------      ---------      --------      --------      ---------
Total current liabilities ..................      50,926         98,353         9,291            --        158,570
Long-term debt .............................     157,027          1,938            --            --        158,965
Other long-term liabilities ................         630         11,630        30,526      $ (7,023)        35,763
Net due to (from) affiliates ...............      62,829          2,700       (65,529)           --             --
Stockholders' equity:
  Preferred Stock ..........................          --             --             7            --              7
  Common and Class B Stock .................           5             --           389            (5)           389
  Additional paid-in capital ...............      20,292         25,542        80,680       (45,834)        80,680
  Retained earnings (deficit) ..............     (24,292)       (30,840)       23,603        55,132         23,603
  Deferred compensation and treasury stock..          --             --       (39,977)           --        (39,977)
  Accumulated other comprehensive loss .....        (913)          (841)       (1,752)        1,754         (1,752)
                                               ---------      ---------      --------      --------      ---------
Total stockholders' equity .................      (4,908)        (6,139)       62,950        11,047         62,950
                                               ---------      ---------      --------      --------      ---------
Total liabilities and stockholders' equity..   $ 266,504      $ 108,482      $ 37,238      $  4,024      $ 416,248
                                               =========      =========      ========      ========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                     AS OF SEPTEMBER 30, 2003
                                               --------------------------------------------------------------------
                                                FEDDERS
                                                 NORTH          OTHER                    ELIMINATING      FEDDERS
                                                AMERICA        FEDDERS      CORPORATE      ENTRIES      CORPORATION
                                               ---------      ---------     ---------    -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents ................   $  23,538      $   7,464      $ 13,198            --      $  44,200
  Net accounts receivable ..................      27,160         13,563            --            --         40,723
  Net inventories ..........................      72,394         25,499            --            --         97,893
  Assets held for sale .....................       8,249            315            --            --          8,564
  Other current assets .....................       2,130         18,044         8,243            --         28,417
                                               ---------      ---------      --------      --------      ---------
Total current assets .......................     133,471         64,885        21,441            --        219,797
Investments in subsidiaries ................          --             --        13,935      $(13,935)            --
Net property, plant and equipment ..........      40,100         14,737           627            --         55,464
Goodwill ...................................      62,870         15,760            --            --         78,630
Other intangible assets ....................       1,441             --            --            --          1,441
Other assets ...............................       8,373          5,740        37,210        (7,023)        44,300
                                               ---------      ---------      --------      --------      ---------
Total assets ...............................   $ 246,255      $ 101,122      $ 73,213      $(20,958)     $ 399,632
                                               =========      =========      ========      ========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes .........................          --      $  12,400            --            --      $  12,400
  Current portion of long-term debt ........   $   3,289          1,547      $     16            --          4,852
  Accounts and income taxes payable ........      22,053         27,950         5,034            --         55,037
  Accrued expenses .........................      42,449          8,323         7,690            --         58,462
                                               ---------      ---------      --------      --------      ---------
Total current liabilities ..................      67,791         50,220        12,740            --        130,751
Long-term debt .............................     156,791          2,462            --            --        159,253
Other long-term liabilities ................         999         11,761        29,701      $ (7,023)        35,438
Net due to (from) affiliates ...............        (925)        44,343       (43,418)           --             --
Stockholders' equity:
  Preferred Stock ..........................          --             --             7            --              7
  Common and Class B Stock .................           5             --           383            (5)           383
  Additional paid-in capital ...............      20,292         25,542        77,044       (45,834)        77,044
  Retained earnings (deficit) ..............       1,470        (31,444)       37,306        29,974         37,306
  Deferred compensation and treasury stock..          --             --       (38,630)           --        (38,630)
  Accumulated other comprehensive loss .....        (168)        (1,762)       (1,920)        1,930         (1,920)
                                               ---------      ---------      --------      --------      ---------
Total stockholders' equity .................      21,599         (7,664)       74,190       (13,935)        74,190
                                               ---------      ---------      --------      --------      ---------
Total liabilities and stockholders' equity..   $ 246,255      $ 101,122      $ 73,213      $(20,958)     $ 399,632
                                               =========      =========      ========      ========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                         -----------------------------------------------------------------
                                                          FEDDERS
                                                           NORTH         OTHER                   ELIMINATING     FEDDERS
                                                          AMERICA       FEDDERS     CORPORATE      ENTRIES     CORPORATION
                                                         ---------      -------     ---------    -----------   -----------
Net cash (used in) provided by operating activities ..   $  (1,703)     $ 2,145      $ (5,388)        --        $  (4,946)
                                                         ---------      -------      --------        ---        ---------
Net additions to property, plant and equipment .......      (1,542)      (2,547)          (50)                     (4,139)
Disposal of property, plant and equipment ............       1,243          308            --                       1,551
Investment in joint venture ..........................          --         (932)           --         --             (932)
                                                         ---------      -------      --------        ---        ---------
Net cash used in investing activities ................        (299)      (3,171)          (50)        --           (3,520)
                                                         ---------      -------      --------        ---        ---------
Proceeds from short-term notes .......................          --        1,186                                     1,186
Net repayments of long-term debt .....................      (1,359)      (1,820)                                   (3,179)
Proceeds from stock options exercised ................          --           --           110                         110
Cash dividends .......................................          --           --        (5,769)                     (5,769)
Net proceeds from issuance of 9 7/8% Senior Notes ....     150,245           --            --                     150,245
Repayments of 9 3/8% Senior Subordinated Notes .......    (150,000)          --            --                    (150,000)
Call premium and financing costs .....................     (10,356)          --            --                     (10,356)
Costs of stock offerings .............................          --           --          (224)                       (224)
Proceeds from stock rights offering ..................          --           --        28,323                      28,323
Change in net due to (from) affiliate ................       8,262        1,112        (9,374)        --               --
                                                         ---------      -------      --------        ---        ---------
Net cash (used in) provided by financing activities ..      (3,208)         478        13,066         --           10,336
                                                         ---------      -------      --------        ---        ---------
Net (decrease) increase in cash and cash equivalents        (5,210)        (548)        7,628                       1,870
Cash and cash equivalents at beginning of period .....      13,657        8,386            --         --           22,043
                                                         ---------      -------      --------        ---        ---------
Cash and cash equivalents at end of period ...........   $   8,447      $ 7,838      $  7,628         --        $  23,913
                                                         =========      =======      ========        ===        =========

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                         -----------------------------------------------------------------
                                                         FEDDERS
                                                          NORTH         OTHER                     ELIMINATING    FEDDERS
                                                         AMERICA       FEDDERS      CORPORATE       ENTRIES    CORPORATION
                                                         --------      --------     ---------     -----------  -----------
Net cash provided by (used in) operating activities...   $ 29,726      $ (2,667)     $ 11,599         --         $ 38,658
                                                         --------      --------      --------        ---         --------
Net additions to property, plant and equipment .......     (2,113)       (2,495)         (144)                     (4,752)
Disposal of property, plant and equipment ............        539            --            --                         539
Investment in joint venture ..........................         --        (1,333)           --         --           (1,333)
                                                         --------      --------      --------        ---         --------
Net cash used in investing activities ................     (1,574)       (3,828)         (144)        --           (5,546)
                                                         --------      --------      --------        ---         --------
Repayments of short-term notes .......................         --       (11,904)           --                     (11,904)
(Repayments of) proceeds from long-term debt .........       (957)         (934)                                   (1,891)
Proceeds from stock options exercised ................         --            --           314                         314
Proceeds from stock rights exercised .................         --            --         6,167                       6,167
Cash dividends .......................................         --            --        (3,294)                     (3,294)
Preferred stock exchange offer .......................         --            --        (1,123)                     (1,123)
Change in net due to (from) affiliate ................    (21,083)       21,404          (321)                         --
                                                          -------      --------      --------                    --------
Net cash (used in) provided by financing activities...    (22,040)        8,566         1,743         --          (11,731)
                                                          -------      --------      --------        ---         --------
Net increase (decrease) in cash and cash equivalents..      6,112         2,071        13,198         --           21,381
Cash and cash equivalents at beginning of period .....     17,426         5,393            --         --           22,819
                                                         --------      --------      --------        ---         --------
Cash and cash equivalents at end of period ...........   $ 23,538      $  7,464      $ 13,198         --         $ 44,200
                                                         ========      ========      ========        ===         ========

INTERCOMPANY TRANSACTIONS:

      The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

            a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $2.1 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively. Such charges to FNA amounted to approximately $12.5 million and $13.9 million for the nine months ended September 30, 2004 and 2003, respectively.

            b) FNA's interest expense reflects actual interest charges on the 9 7/8% Senior Notes, 9 3/8% Senior Subordinated Notes, retired in April 2004, State of Illinois Promissory Note, Trion Industrial Revenue Bond, capital lease obligations and a revolving line of credit.

            c) FNA's depreciation and amortization for the three months ended September 30, 2004 and 2003 amounted to approximately $1.5 million and $1.3 million, respectively. Capital expenditures of FNA amounted to $0.3 million and nil in the three months ended September 30, 2004 and 2003, respectively. FNA's depreciation and amortization for the nine months ended September 30, 2004 and 2003 amounted to approximately $4.7 million and $4.9 million, respectively. Capital expenditures of FNA amounted to $1.5 million and $2.2 million in the nine months ended September 30, 2004 and 2003, respectively.

            d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

            e) The Company's stock option plans include FNA's employees.

            f) Certain reclassifications have been made in the prior year to conform to the current year presentation.

            g) On November 1, 2004, FNA completed the acquisition of a wholly owned air conditioning manufacturing operation in Orlando, Florida, Fedders Addison Company, Inc.. This company manufactures and markets a broad line of air conditioning products primarily serving commercial and institutional markets.

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

      The following table presents our results of operations for the periods indicated. Results for the three-month and nine-month periods ended September 30, 2004 and 2003 are unaudited. On August 26, 2003, the Board of Directors changed the Company's fiscal year-end from August 31 to December 31.

                                                     RESULTS OF OPERATIONS           RESULTS OF OPERATIONS
                                                         AS PERCENT OF                   AS PERCENT OF
                                                           NET SALES                       NET SALES
                                                     --------------------            --------------------
                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                     --------------------            --------------------
                                                     2004            2003            2004            2003
                                                     ----            ----            ----            ----
Gross profit ..............................          10.9%           19.6%           15.9%           22.5%
Selling, general and administrative expense          26.0%           20.7%           15.0%           12.8%
Operating (loss) income ...................         (15.1)%          (1.0)%           1.1%            9.8%
Net interest expense ......................           6.9%            5.4%            4.1%            3.6%
Pre-tax (loss) income .....................         (20.9)%          (7.1)%          (5.1)%           6.4%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

      Net sales in the three-month period ended September 30, 2004 decreased by 12.1% to $69.2 million, compared to $78.7 million in the prior-year period. Sales in the HVACR reporting segment decreased by 15.3% to $59.6 million from $70.4 million in the prior-year period. Sales in the HVACR segment declined as a result of lower sales of room air conditioners caused by much cooler than normal weather conditions in key North America markets which resulted in a very poor retail sales environment which not only prevented in-season sales re-orders, but also resulted in customer returns. The financial statements for the three months and six months ended June 30, 2004 have been restated to reflect the return in the third quarter of products sold in the second quarter to certain customers, the effect of which, the Company has determined should be reflected in the second quarter. The returns were the result of cool weather in key markets in the north America. For the affects of this restatement, see footnote 1 to the financial statements. Lower prices also contributed to lower sales. Partially offsetting the lack of in-season sales of room air conditioners in North America was continued growth in sales of residential central air conditioner products globally and sales of all air conditioner products in Asia. Sales in the Engineered Products reporting segment increased by 15.7% to $9.6 million from $8.3 million in the prior-year period due primarily to increased sales of industrial air cleaners in Asia and North America.

      Gross profit in the period of $7.6 million, or 10.9% of net sales, declined from $15.5 million, or 19.6% of net sales, in the prior-year period. Gross profit and margin percentage in the quarter were adversely affected by higher component and raw material costs due to increases in commodity prices and by unabsorbed manufacturing costs associated with the transfer of production from several U.S. factories to China. Gross profit was also affected during the period as the Company recorded $0.8 million related to inventory shrinkage and $0.7 million of manufacturing variances at its joint venture in Nanjing (see
Item 4). Price increases have been announced to offset the increased material costs.

      Selling, general and administrative ("SG&A") expenses in the three months ended September 30, 2004 were $18.0 million, or 26.0% of net sales, compared to $16.3 million, or 20.7% of net sales, in the prior-year period. SG&A expenses were higher than prior year as a result of higher selling expenses due to increased selling activity globally and increased warehousing costs to support higher inventory levels resulting from cooler than normal weather conditions in North America.

      Operating loss in the three months ended September 30, 2004 was $10.4 million, or 15.1% of net sales, compared to operating loss of $0.8 million, or 1.0% of net sales, in the prior-year period as a result of the factors discussed above.

     Net interest expense in the three months ended September 30, 2004 was $4.8 million, or 6.9% of net sales, compared to $4.2 million, or 5.4% of net sales, in the prior-year period and consisted primarily of interest expense on the Company's long-term debt and interest on short- term working capital loans in Asia. Net interest expense was higher than the prior year due primarily to higher short-term borrowings during the period to finance higher inventory levels.

      Net loss in the three months ended September 30, 2004 applicable to common stockholders was $10.7 million, or 35 cents per diluted common share, compared to net loss in the three months ended September 30, 2003 applicable to common stockholders of $4.0 million, or 13 cents per diluted common share.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

      Net sales in the nine-month period ended September 30, 2004 decreased by 5.7% to $366.6 million, compared to $388.8 million in the prior-year period. Sales in the HVACR reporting segment decreased by 7.8% to $335.5 million from $363.9 million in the prior-year period. Sales in the HVACR segment decreased as a result of the cool summer weather in North America, which depressed sales of room air conditioners. This was partially offset by growth in sales of central air conditioners globally, and sales of all HVACR products in Asia. Sales in the Engineered Products reporting segment increased by 24.9% to $31.1 million from $24.9 million in the prior-year period due to growth in industrial air cleaners globally. Net sales for the nine months ended September 30, 2004 reflect an adjustment to reclassify $3.9 million of accrued warranty expenses from Cost of Sales to Net Sales, consistent with the Company's accounting practices. The adjustment had no effect on gross profit or net income.

      The gross profit in the period was $58.2 million, or 15.9% of net sales, compared to $87.5 million, or 22.5% of net sales, in the prior-year period. Gross profit and margin percentage were reduced by transition and start-up costs related to the final stages of transferring production of high volume products from the U.S. to China, increases in material and component costs, and ocean freight costs. Gross profit was also affected during the period as the Company recorded $0.8 million related to inventory shrinkage and $0.7 million of manufacturing variances at its joint venture in Nanjing (see Item 4).

      Selling, general and administrative ("SG&A") expenses in the nine months ended September 30, 2004 were $55.0 million, or 15.0% of net sales, compared to $49.6 million, or 12.8% of net sales, in the prior-year period. SG&A expenses were higher than prior year as a result of higher selling expenses due to increased sales activity globally and increased warehousing costs to support higher inventory caused in part by increased requirements and in the third quarter by cool summer weather in North America.

      The operating income in the nine months ended September 30, 2004 was $4.0 million, or 1.1% of net sales, compared to an operating income of $38.0 million, or 9.8% of net sales, in the prior-year period.

      Net interest expense in the nine months ended September 30, 2004 was $14.9 million, or 4.1% of net sales, compared to $14.1 million, or 3.6% of net sales, in the prior-year period and consisted of interest expense on the Company's long-term debt and interest on short-term working capital loans in Asia and on its revolving credit facility in the U.S. Net interest expense was slightly higher than prior year due to higher short-term borrowings during the period.

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

      Net loss in the nine months ended September 30, 2004 applicable to common stockholders, which included the loss on debt extinguishment, was $15.6 million, or 51 cents per diluted common share, compared to net income in the nine months ended September 30, 2003 applicable to common stockholders of $16.2 million, or 54 cents per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital requirements of the Company are seasonal, with cash balances typically peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $23.9 million at September 30, 2004 compared to $44.2 million a year earlier due to reduced cash flow from operations and increased inventory levels. Short-term borrowings under the Company's working capital credit facilities amounted to $31.6 million at September 30, 2004 compared to $12.4 million a year earlier and consisted of bank borrowings in China. There were no borrowings on the Company's $100 million revolving credit facility at the end of September of either period.

      Net cash used in operations for the nine months ended September 30, 2004 amounted to $5.0 million, compared to net cash provided by operations of $38.7 million in the prior period. Seasonal increases in accounts receivable and lower accounts payable, as the factories were producing at a lower rate as a result of high inventory levels were the primary uses of cash. Net inventories at September 30, 2004 were $128.6 million compared to $145.5 million at December 31, 2003 and $97.9 million at September 30, 2003. Inventories were higher compared to the previous year due to cooler than normal summer weather conditions in key North America markets and to inventory required to support the expansion of sales of central air conditioners globally and sales of all products in Asian markets.

      Net cash used in investing activities was $3.5 million versus $5.5 million used in investing activities in the prior-year period. The use during the nine-month period ended September 30, 2004 consisted of capital expenditures of $4.1 million, primarily to support the expansion of production capacity in Asia offset by $1.6 million of proceeds from the sale of building and equipment.

      Net cash provided by financing activities during the nine months ended September 30, 2004 was $10.3 million and consisted primarily of $1.2 million in short-term borrowings to support production in Asia, $28.3 million of proceeds from stock rights exercised offset in part by $5.8 million of cash dividends, $10.4 million of call premium and financing charges, and the repayment of $3.2 million of long-term debt. Net cash used in financing activities during the prior-year period was $11.7 million, consisting primarily of $3.3 million of cash dividends, the repayment of $11.9 million of short-term notes, and the repayment of $1.9 million of long-term debt offset by $6.2 million of proceeds from stock rights exercised.

      The Company declared dividends of 9 cents on each share of outstanding Common and Class B Stock and 161.4 cents on each share of outstanding Preferred Stock in the nine months ended September 30, 2004 and 2003.

      The following summarizes Fedders' contractual cash obligations and commercial commitments at September 30, 2004, and the effect such obligations are expected to have on liquidity and cash flows in future periods.

                                                                             PAYMENTS DUE BY PERIOD LESS THAN
                                                                             --------------------------------
                                                                                                                          AFTER
           CONTRACTUAL OBLIGATION                         TOTAL           1 YEAR         2-3 YEARS       4-5 YEARS       5 YEARS
           ----------------------                        --------        --------        ---------       ---------       --------
                                                                                  (AMOUNTS IN THOUSANDS)
Long-term debt, including current maturities ....        $156,869        $    949        $  1,435        $    765        $153,720
Capital lease obligations .......................           3,355             472           1,084             866             933
Operating leases and contractual minimum payments          21,511           4,770           8,116           6,287           2,338
Short-term notes ................................          31,632          31,632              --              --              --
                                                         --------        --------        --------        --------        --------
Total contractual cash obligations ..............        $213,367        $ 37,823        $ 10,635        $  7,918        $156,991
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

                                                                             PAYMENTS DUE BY PERIOD LESS THAN
                                                                             --------------------------------
                                                                                                                          AFTER
          OTHER COMMERCIAL COMMITMENTS                    TOTAL           1 YEAR         2-3 YEARS       4-5 YEARS       5 YEARS
          ----------------------------                   --------        --------        ---------       ---------       --------
                                                                                  (AMOUNTS IN THOUSANDS)
Guarantee of debt................................        $  2,249        $  1,424        $    825           --              --
                                                         --------        --------        --------        -----           -----
Total commercial commitments.....................        $  2,249        $  1,424        $    825           --              --
                                                         --------        --------        --------        -----           -----

      Subsequent to the end of the third quarter, on November 1, 2004, the Company purchased the assets of Addison Products Company, a division of Heat Controller, Inc., located in Orlando, Florida. The company, which is now Fedders Addison Company,Inc., manufactures and markets a broad line of air conditioning products primarily serving commercial and institutional markets, including supermarkets, schools, hospitals and shopping centers. Addison's sales for the twelve-month period ended September 30, 2004 were approximately $21.0 million. The purchase price was $8.3 million in cash, no goodwill resulted from the transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None

ITEM 4. CONTROLS AND PROCEDURES

      (a) During the three months ended September 30, 2004, the Company identified certain internal control weaknesses in Fedders Suning Nanjing Co,. Ltd., a joint venture in China. The Company recorded $0.8 million related to inventory shrinkage and $0.7 million of manufacturing variances for the three months and nine months ended September 30, 2004. The Company is taking immediate corrective actions, including:

            - Completing implementation of the Company's integrated ERP system to replace the manual system at the joint venture.

            - Development of written procedures for warehousing and accounts payable staff.

            - Increased physical security inside the warehouse and at plant entry/exit points.

            - Clearly defining the policy on segregation of purchasing and accounts payable responsibilities.

            - Implementing a weekly cycle count process.

      (b) Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 30, 2004, the Company determined that a provision for returns granted to certain customers during the third quarter should have been reflected in the second quarter when the sales were recognized. At the time the Company recorded the sales, the Company did not considered customer buying patterns and programs, historical experience, and levels of inventory at those customers. As a result, the Company recognized approximately $17.9 million of sales returns and reduced related costs of sales by $12.4 million. The accompanying statements of operations and comprehensive income (loss) for the nine months ended September 30, 2004 give effect to this adjustment. An amendment to the Company's Form 10-Q for the quarter ended June 30, 2004 will be filed as soon as practicable, to reflect this restatement in the three and six months ended June 30, 2004, unaudited consolidated financial statements. This represents a material weakness.

      The Company has remediated this weakness by restating its second quarter financial statements and modifying its revenue recognition policy.

      The Company is currently undergoing a comprehensive effort to ensure compliance with the regulations under Section 404 of the Sarbanes-Oxley Act that take effect for the Company's fiscal year ending December 31, 2004. This effort includes internal control documentation, testing, and review under the direction of senior management.

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

      (b) Changes in Internal Controls. During the nine-month period ended September 30, 2004, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting, except as reported above with respect to a joint venture in China.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
31.1       Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

31.2       Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

32.1       Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

32.2       Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the period covered by this report..

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDDERS CORPORATION

By: /s/ ROBERT L. LAURENT JR.
--------------------------------------
Executive Vice President,
Finance and Acquisitions and
Chief Financial Officer

      Signing both in his capacity as Executive Vice President, Finance and Acquisitions and Chief Financial Officer and on behalf of the registrant.

November 15, 2004