Form 10-Q/A
period 2004-09-30
FEDDERS CORP /DE
filed 2004-11-16
CIK 744106

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          FORM 10-Q/A Amendment No. 1

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

                                Explanatory Note

     This amendment on Form 10-Q/A is being filed with respect to the Registrant's Quarterly Report Form 10-Q for the quarter ended September 30, 2004 (the "Form 10-Q"), filed with the Securities and Exchange Commission on November 15, 2004. This amendment is being filed to (i) amend Part I of the Form 10-Q by deleting the first paragraph thereof in order to reflect the fact that the Registrant's independent public accountants have completed their review of the Form 10-Q, (ii) amend Item 2 to conform the discussion to the information contained in the financial statements, (iii) amend the final sentence of Item 4
(a)(ii) and (iv) file as exhibits certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

     Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 30, 2004, the Company determined that a provision for returns granted to certain significant customers during the third quarter should have been reflected in the second quarter when the sales were recognized. At the time the Company recorded the sales, the Company did not consider customer buying patterns and programs, historical experience, and levels of inventory at those customers. As a result, the Company recognized approximately $17.9 million of sales returns and reduced related costs of sales by $12.4 million. The accompanying statements of operations and comprehensive income (loss) for the nine months ended September 30, 2004 give effect to this adjustment. An amendment to the Company's Form 10-Q for the quarter ended June 30, 2004 will be filed as soon as practicable, to reflect this restatement in the three and six months ended June 30, 2004, unaudited consolidated financial statements.

A summary of the significant effects of the restatement is as follows:

                                                   FOR THE THREE MONTHS ENDED
                                                         JUNE 30, 2004
                                                --------------------------------
                                                AS PREVIOUSLY
                                                  REPORTED         AS RESTATED
                                                -------------    ---------------
Statement of Operations
Net Sales                                       $     196,018    $       178,125
Cost of sales                                         161,603            149,237
Operating income                                       15,211              9,684
Income before income taxes                              8,854              3,327
Provision for income taxes                              2,835              1,067
Net income                                              6,019              2,260
Net income applicable to common stockholders            5,014              1,255
Comprehensive income                                    4,930              1,171
Basic and diluted income per share                       0.16               0.04

                                                    FOR THE SIX MONTHS ENDED
                                                         JUNE 30,2004
                                                --------------------------------
                                                AS PREVIOUSLY
                                                  REPORTED         AS RESTATED
                                                -------------    ---------------
Statement of Operations
Net Sales                                       $     315,313    $       297,420
Cost of sales                                         259,140            246,774
Operating income                                       19,919             14,392
Income (loss)  before income taxes                      1,293            (4,234)
Provision (benefit) from income taxes                     421            (1,347)
Net income (loss)                                         872            (2,887)
Net loss applicable to common stockholders            (1,138)            (4,897)
Comprehensive loss                                    (1,076)            (4,835)
Basic and diluted loss per share                       (0.04)             (0.16)

                                                      AS OF JUNE 30,2004
                                                --------------------------------
                                                AS PREVIOUSLY
                                                  REPORTED         AS RESTATED
                                                -------------    ---------------
Balance Sheet
Finished goods                                  $      80,686    $        92,909
Net inventories                                       116,568            128,791
Other current assets                                   14,966             16,735
Total current assets                                  283,777            297,769
Total assets                                          458,994            472,986
Accrued expenses                                       52,244             69,995
Total current liabilities                             177,099            194,850
Retained earnings                                      18,721             14,962
Total stockholders' equity                             86,613             82,854
Total liabilities and stockholders' equity            458,994            472,986

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

      Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 30, 2004, the Company determined that a provision for returns granted to certain significant customers during the third quarter should have been reflected in the second quarter when the sales were recognized. At the time the Company recorded the sales, the Company did not consider customer buying patterns and programs, historical experience, and levels of inventory at those customers. As a result, the Company recognized approximately $17.9 million of sales returns and reduced related costs of sales by $12.4 million. The following discussion of the results of operations gives effect to this adjustment.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

      Net sales in the three-month period ended September 30, 2004 decreased by 12.1% to $69.2 million, compared to $78.7 million in the prior-year period. Sales in the HVACR reporting segment decreased by 15.3% to $59.6 million from $70.4 million in the prior-year period. Sales in the HVACR segment declined as a result of lower sales of room air conditioners caused by much cooler than normal weather conditions in key North America markets which resulted in a very poor retail sales environment which prevented in-season sales re-orders. For the affects of this restatement, see footnote 1 to the financial statements. Lower prices also contributed to lower sales. Partially offsetting the lack of in-season sales of room air conditioners in North America was continued growth in sales of residential central air conditioner products globally and sales of all air conditioner products in Asia. Sales in the Engineered Products reporting segment increased by 15.7% to $9.6 million from $8.3 million in the prior-year period due primarily to increased sales of industrial air cleaners in Asia and North America.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None

ITEM 4. CONTROLS AND PROCEDURES

    (a)(i) During the three months ended September 30, 2004, the Company identified certain internal control weaknesses in Fedders Suning Nanjing Co,. Ltd., a joint venture in China. The Company recorded $0.8 million related to inventory shrinkage and $0.7 million of manufacturing variances for the three months and nine months ended September 30, 2004. The Company is taking immediate corrective actions, including:

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

    (a)(ii) Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 30, 2004, the Company determined that a provision for returns granted to certain customers during the third quarter should have been reflected in the second quarter when the sales were recognized. At the time the Company recorded the sales, the Company did not considered customer buying patterns and programs, historical experience, and levels of inventory at those customers. As a result, the Company recognized approximately $17.9 million of sales returns and reduced related costs of sales by $12.4 million. The accompanying statements of operations and comprehensive income (loss) for the nine months ended September 30, 2004 give effect to this adjustment. An amendment to the Company's Form 10-Q for the quarter ended June 30, 2004 will be filed as soon as practicable, to reflect this restatement in the three and six months ended June 30, 2004, unaudited consolidated financial statements. This represents a material weakness.

            The Company has remediated this weakness by restating its second quarter financial statements and revising the procedures to determine the appropriate returns reserve by considering all available information.

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