Form 10-Q/A
period 2004-06-30
FEDDERS CORP /DE
filed 2004-11-29
CIK 744106

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                 Yes [X] No [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

      The registrant has outstanding 36,300,462 shares of Common Stock and 2,493,061 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of July 31, 2004.

================================================================================

Explanatory Note

This amendment on Form 10-Q/A is being filed with respect to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission (the "SEC") on August 9, 2004 (the "Form 10-Q"). The financial statements for the three months and six months ended June 30, 2004 have been restated to record a provision for returned products. Return privileges were granted to certain significant customers in the third quarter, in connection with sales negotiations for 2005 business. The company has determined that a provision for the returns should be reflected in the quarter ended June 30, 2004. This amendment is being filed to restate the unaudited consolidated financial statements and the notes thereto, as of and for the three months and six months ended June 30, 2004 contained in Item 1. For additional information regarding the restatement refer to Note 1 of the Notes to the unaudited consolidated financial statement in item 1. The Company also has updated Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement. Item 4 has been amended to discuss the restatement and reflect the date of the filing of this amendment No.1. Other disclosures have not been updated to reflect other developments since the original filing. The restatement has no effect on the Company's previously reported full fiscal year results for the year ended August 31, 2003 and for the transition period from September 1, 2003 to December 31, 2003.

                               FEDDERS CORPORATION

                                      INDEX

                                                                                                                              PAGE
                                                                                                                             NUMBER
                                                                                                                             ------
        EXPLANATORY NOTE                                                                                                        2
PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)  FOR THE THREE AND SIX MONTHS ENDED JUNE
        30, 2004 (AS RESTATED) AND JUNE 30, 2003.                                                                               4
        CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 (AS RESTATED), DECEMBER 31, 2003 AND JUNE 30, 2003                      5
        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004 (AS RESTATED) AND 2003                     6
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                                                                       7-20
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION                               21-25
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                             26
ITEM 4. CONTROLS AND PROCEDURES                                                                                                26
PART II OTHER INFORMATION
ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                    27
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                                       27
        SIGNATURE                                                                                                              28
        CERTIFICATIONS                                                                                                      29-32

                           PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FEDDERS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                      ----------------------------    ---------------------------
                                                                           2004            2003          2004              2003
                                                                      -------------     ----------    -----------      ----------
                                                                      (AS RESTATED,                   (AS RESTATED,
                                                                        SEE NOTE 1)                    SEE NOTE 1)
Net sales...........................................................    $  178,125      $  186,696    $  297,420       $  310,050
Costs and expenses:
  Cost of sales.....................................................       149,237         142,684       246,774          238,004
  Selling, general and administrative expense.......................        19,913          17,972        36,963           33,245
  Restructuring credit..............................................          (709)             --          (709)              --
                                                                        ----------      ----------    ----------       ----------
                                                                           168,441         160,656       283,028          271,249
                                                                        ----------      ----------    ----------       ----------
Operating income....................................................         9,684          26,040        14,392           38,801
Partners' interest in joint venture (losses) earnings...............          (361)          1,291          (652)           1,129
Interest expense, net...............................................         5,226           4,795        10,169            9,857
Loss on debt extinguishment.........................................           683              --         8,075               --
Other (expense) income..............................................           (87)            147           270              308
                                                                        ----------      ----------    ----------       ----------
Income (loss) before income taxes...................................         3,327          22,683        (4,234)          30,381
Provision (benefit) for income taxes................................         1,067           7,372        (1,347)           9,874
                                                                        ----------      ----------    -----------      ----------

Net income (loss)...................................................         2,260          15,311        (2,887)          20,507
Preferred stock dividends...........................................         1,005             222         2,010              396
                                                                        ----------      ----------    ----------       ----------
Net income (loss) applicable to common stockholders.................         1,255          15,089        (4,897)          20,111
Other comprehensive (loss) income:
  Foreign currency translation, net of tax..........................           (84)           (195)           62             (276)
                                                                        ----------      ----------    ----------       ----------
Comprehensive income (loss).........................................    $    1,171      $   14,894    $   (4,835)      $   19,835
                                                                        ==========      ==========    ==========       ==========
   Net income (loss) per common share:
Basic/diluted net income (loss) per common share....................          0.04            0.50         (0.16)            0.66
                                                                        ==========      ==========    ==========       ==========
Weighted average shares outstanding:
  Basic.............................................................        30,444          29,610        30,435           29,890
  Diluted...........................................................        30,846          29,719        30,435           29,947
Dividends per share declared:
  Common Stock......................................................    $    0.060      $    0.060    $    0.090       $    0.090
  Class B Stock.....................................................         0.060           0.060         0.090            0.090
  Preferred Stock...................................................         1.076           1.076         1.614            1.614

See accompanying notes to the unaudited consolidated financial statements

                               FEDDERS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except par value)
                                   (unaudited)

                                                                                              JUNE 30,     DECEMBER 31,   JUNE 30,
                                                                                                2004          2003         2003
                                                                                            ------------   ------------   --------
                                                                                            (AS RESTATED,
                                                                                             SEE NOTE 1)
           ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    32,713     $   22,043  $    39,020
  Accounts receivable (net of allowance of $2,060, $2,032 and $2,346
    at June 30, 2004, December 31, 2003 and June 30, 2003, respectively)..................      103,636         29,718       90,427
  Inventories:
    Finished goods........................................................................       92,909        113,659       61,154
    Work-in-process.......................................................................        4,033          4,487        3,939
    Raw materials and supplies............................................................       31,849         27,340       21,311
                                                                                            -----------     ----------  -----------
  Net inventories.........................................................................      128,791        145,486       86,404
  Deferred income taxes...................................................................        7,645          7,652        5,578
  Assets held for sale....................................................................        8,249          8,564        8,249
  Other current assets....................................................................       16,735         28,352       23,875
                                                                                            -----------     ----------  -----------
Total current assets......................................................................      297,769        241,815      253,553
Net property, plant and equipment:
  Land and improvements...................................................................        1,508          1,508        1,434
  Buildings and leasehold improvements....................................................       33,737         31,880       32,355
  Machinery and equipment.................................................................      101,049        102,815       99,927
                                                                                            -----------     ----------  -----------
  Gross property, plant and equipment.....................................................      136,294        136,203      133,716
  Less accumulated depreciation...........................................................       84,670         81,541       76,353
                                                                                            -----------     ----------  -----------
Net property, plant and equipment.........................................................       51,624         54,662       57,363
Deferred income taxes.....................................................................        8,224          8,224        2,867
Goodwill..................................................................................       78,093         78,630       78,630
Other intangible assets...................................................................        1,422          1,685        1,463
Other assets..............................................................................       35,854         31,232       35,545
                                                                                            -----------     ----------  -----------
Total assets..............................................................................  $   472,986     $  416,248  $   429,421
                                                                                            ===========     ==========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes........................................................................  $    36,865     $   30,446  $    23,173
  Current portion of long-term debt.......................................................        1,421          2,779        3,452
  Accounts payable........................................................................       86,569         86,313       73,174
  Income taxes payable....................................................................           --             --       10,852
  Accrued expenses........................................................................       69,995         39,032       63,435
                                                                                            -----------     ----------  -----------
Total current liabilities.................................................................      194,850        158,570      174,086
Long-term debt............................................................................      159,096        158,965      161,114
Other long-term liabilities...............................................................       31,388         31,528       18,802
Partners' net interest in joint venture...................................................        4,798          4,235        4,864
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized, 1,870, 675
  and 324 issued at June 30, 2004, December 31, 2003 and June 30, 2003, respectively......           19              7            4
Common Stock, $0.01 par value, 70,000 shares authorized, 36,519, 36,444 and 35,934
  issued at June 30, 2004, December 31, 2003 and June 30, 2003, respectively..............          365            364          353
Class B Stock, $0.01 par value, 5,000 shares authorized, 2,493 issued at June 30, 2004,
  December 31, 2003 and June 30, 2003.....................................................           25             25           25
Additional paid-in capital................................................................      109,019         80,680       68,122
Retained earnings.........................................................................       14,962         23,603       41,036
Accumulated other comprehensive loss......................................................       (1,690)        (1,752)      (1,522)
                                                                                            -----------     ----------  -----------
                                                                                                122,700        102,927      108,018
Treasury stock, at cost, 8,521, 8,521 and 8,158 shares of Common Stock at June
  30, 2004, December 31, 2003 and June 30, 2003, respectively.............................      (39,188)       (39,188)     (37,322)
Deferred compensation.....................................................................         (658)          (789)        (141)
                                                                                            -----------     ----------  -----------
Total stockholders' equity................................................................       82,854         62,950       70,555
                                                                                            -----------     ----------  -----------
Total liabilities and stockholders' equity................................................  $   472,986     $  416,248  $   429,421
                                                                                            ===========     ==========  ===========

See accompanying notes to the unaudited consolidated financial statements

                               FEDDERS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)
                                   (unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ----------------------------
                                                                                        2004            2003
                                                                                   ------------     -----------
                                                                                   (AS RESTATED,
                                                                                    SEE NOTE 1)
Cash flows from operating activities:
Net income......................................................................   $     (2,887)    $    20,507
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization.................................................          4,657           5,116
  Deferred compensation amortization............................................            131             141
  Deferred income taxes.........................................................              7              29
  Loss on debt extinguishment...................................................          8,075              --
  Partners' net interest in joint venture losses (earnings).....................            652          (1,129)
  Loss (gain) on disposal of assets.............................................            286             (96)
Changes in operating assets and liabilities:
  Accounts receivable...........................................................        (73,918)        (71,917)
  Inventories...................................................................         16,695          17,292
  Other current assets..........................................................         11,617          (4,936)
  Other assets..................................................................            753           2,830
  Accounts payable..............................................................            256          19,224
  Accrued expenses..............................................................         28,855          33,334
  Income taxes payable..........................................................             --           9,691
  Other long-term liabilities...................................................           (140)         (3,056)
  Other-- net...................................................................             93            (276)
                                                                                   ------------     -----------
Net cash (used in) provided by operating activities.............................         (4,868)         26,754
                                                                                   ------------     -----------
Cash flows from investing activities:
  Additions to property, plant and equipment....................................         (3,039)         (4,281)
  Disposal of property, plant and equipment.....................................          1,551             539
  Investment in joint venture...................................................           (932)         (1,333)
                                                                                   ------------     -----------
Net cash used in investing activities...........................................         (2,420)         (5,075)
                                                                                   ------------     -----------
Cash flows from financing activities:
  Proceeds from short-term notes................................................          6,419          (1,131)
  Repayments of long-term debt..................................................         (2,815)         (1,430)
  Net proceeds from issuance of 9 7/8% Senior Notes.............................        150,245              --
  Repayment of 9 3/8% Senior Subordinated Notes.................................       (150,000)             --
  Call premium and deferred financing charges...................................        (10,245)             --
  Proceeds from stock options exercised.........................................             91              --
  Cash dividends................................................................         (3,837)         (2,183)
  Costs of stock offerings......................................................           (223)           (734)
  Proceeds from stock rights exercised..........................................         28,323              --
                                                                                   ------------     ----------
Net cash provided by (used in) financing activities.............................         17,958          (5,478)
                                                                                   ------------     -----------
Net increase in cash and cash equivalents.......................................         10,670          16,201
Cash and cash equivalents at beginning of period................................         22,043          22,819
                                                                                   ------------     -----------
Cash and cash equivalents at end of period......................................   $     32,713     $    39,020
                                                                                   ============     ===========
Supplemental disclosure:
  Interest paid.................................................................   $     10,037     $     8,929
  Income taxes paid.............................................................            846           1,125
                                                                                   ============     ===========

See accompanying notes to the unaudited consolidated financial statements

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

Restatement

      Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 30, 2004, the Company determined that a provision for returns granted to certain significant customers should have been recorded in the second quarter when the sales were recognized. At the time the Company recorded the sales, the Company did not consider customer buying patterns and programs, historical experience, and levels of inventory at those customers. As a result, the Company has restated its second quarter 2004 financial statements to recognize approximately $17.9 million of sales returns and reduce related costs of sales by $12.4 million.

A summary of the significant effects of the restatement is as follows:

                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                                 ----------------------------------------
                                                  AS PREVIOUSLY REPORTED    AS RESTATED
                                                 -----------------------    -------------
Statement of Operations
Net Sales                                                 $196,018          $178,125
Cost of sales                                              161,603           149,237
Operating income                                            15,211             9,684
Income before income taxes                                   8,854             3,327
Provision for income taxes                                   2,835             1,067
Net income                                                   6,019             2,260
Net income applicable to common stockholders                 5,014             1,255
Comprehensive income                                         4,930             1,171
Basic and diluted income per share                            0.16              0.04

                                                    FOR THE SIX MONTHS ENDED JUNE 30,2004
                                                    -------------------------------------
                                                    AS PREVIOUSLY REPORTED    AS RESTATED
                                                    ----------------------    -----------
Statement of Operations
Net sales                                                 $ 315,313           $ 297,420
Cost of sales                                               259,140             246,774
Operating income                                             19,919              14,392
Income (loss)  before income taxes                            1,293              (4,234)
Provision for (benefit from) income taxes                       421              (1,347)
Net income (loss)                                               872              (2,887)
Net loss applicable to common stockholders                   (1,138)             (4,897)
Comprehensive loss                                           (1,076)             (4,835)

Basic and diluted loss per share                        (0.04)              (0.16)

                                                    AS OF JUNE 30,2004
                                            AS PREVIOUSLY REPORTED   AS RESTATED
                                            ----------------------   -----------
Balance Sheet
Finished goods                                      $ 80,686          $ 92,909
Net inventories                                      116,568           128,791
Other current assets                                  14,966            16,735
Total current assets                                 283,777           297,769
Total assets                                         458,994           472,986
Accrued expenses                                      52,244            69,995
Total current liabilities                            177,099           194,850
Retained earnings                                     18,721            14,962
Total stockholders' equity                            86,613            82,854
Total liabilities and stockholders' equity           458,994           472,986

                                   FOR THE SIX MONTHS ENDED JUNE 30,2004
                                  --------------------------------------
                                  AS PREVIOUSLY REPORTED    AS RESTATED
                                  ----------------------    ------------
Statement of Cash Flow
Net income (loss)                      $    872             $ (2,887)
Inventories                              28,918               16,695
Other current assets                     13,386               11,617
Accrued expenses                         11,104               28,855

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

      Each quarter, the estimate of warranty and defective return obligations including the assumptions about estimated failure and return rates, is reevaluated. The Company uses historical failure and defective return rates, which may or may not be indicative of future rates

2. STOCK COMPENSATION

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

                                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                         JUNE 30,                   JUNE 30,
                                                                                   -------------------------------------------------
                                                                                     2004          2003         2004          2003
                                                                                   --------     ---------    ---------     ---------
Net income (loss) applicable to common stockholders-as reported..............      $  1,255     $  15,089    $  (4,897)    $  20,111
Deduct: Total stock-based employee compensation expense determined under
  fair-value-based method for all awards, net of related tax effects.........           184            90          459           180
                                                                                   --------     ---------    ---------     ---------
Pro forma net income (loss)..................................................      $  1,071     $  14,999    $  (5,356)    $  19,931
                                                                                   ========     =========    =========     =========
Net income (loss) per common share:
   Basic/diluted -- as reported..............................................      $   0.04     $    0.50    $   (0.16)    $    0.66
   Basic/diluted -- pro forma................................................      $   0.03     $    0.50    $   (0.18)    $    0.67

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

      The following table displays the activity and balances of the restructuring reserve account from December 31, 2003 to June 30, 2004.

                                                                           DECEMBER 31,                               JUNE 30,
                                                                              2003                                     2004
                                                                             BALANCE       ADDITIONS   DEDUCTIONS     BALANCE
                                                                           ------------    ---------   ----------    ----------
Workforce reductions..................................................      $    586          --           432        $   154
Facility closing costs................................................           340          --           292             48
Other costs...........................................................           214          --            15            199
                                                                            --------          --          ----        -------
  Total...............................................................      $  1,140          --           739        $   401
                                                                            ========          ==          ====        =======

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

      Goodwill and other intangible assets consist of the following:

                                                                                                ENGINEERED
                                                                                    HVACR        PRODUCTS      TOTAL
                                                                                  ----------     ---------   ----------
Goodwill balance as of December 31, 2003........................................  $   70,133     $   8,497   $   78,630
Effect of foreign currency charge...............................................        (537)           --         (537)
                                                                                  ----------     ---------   ----------
Goodwill balance as of June 30, 2004............................................  $   69,596     $   8,497   $   78,093
                                                                                  ==========     =========   ==========

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      2004          2003
                                                                                   ----------    ------------
Other intangible assets.........................................................   $    2,994     $   3,178
Accumulated amortization........................................................       (1,572)       (1,493)
                                                                                   ----------     ---------
Other intangible assets.........................................................   $    1,422     $   1,685
                                                                                   ==========     =========

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

      The following table presents the carrying amount, by asset class, of the "Assets Held for Sale" at:

                                                                                    JUNE 30,   DECEMBER 31,
                                                                                      2004         2003
                                                                                    --------   ------------
Land and land improvements......................................................    $  2,181     $  2,181
Building, net...................................................................       4,272        4,587
Building improvements, net......................................................       1,796        1,796
                                                                                    --------     --------
Assets held for sale............................................................    $  8,249     $  8,564
                                                                                    ========     ========

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                JUNE 30,                         JUNE 30,
                                                                        ----------------------------   -------------------------
                                                                            2004            2003           2004           2003
                                                                        --------------   -----------   -------------  -----------
Net sales:
  HVACR..............................................................   $   167,795      $   178,530   $   275,939     $  293,459
  Engineered Products................................................        10,330            8,166        21,481         16,591
                                                                        -----------      -----------   -----------     ----------
  Net sales..........................................................   $   178,125      $   186,696   $   297,420     $  310,050
                                                                        ===========      ===========   ===========     ==========
Income before interest expense, income taxes and loss on debt extinguishment:
  HVACR..............................................................   $     6,796      $    26,089   $     9,853     $   38,510
  Engineered Products................................................           908              (16)        1,463           (609)
                                                                        -----------      -----------   -----------     ----------
  Segment income before interest expense and income taxes............         7,704           26,073        11,316         37,901
  Non-allocated income...............................................         1,532            1,405         2,694          2,337
  Loss on debt extinguishment........................................           683               --         8,075             --
  Interest expense, net..............................................         5,226            4,795        10,169          9,857
  Provision for income taxes.........................................         1,067            7,372        (1,347)         9,874
                                                                        -----------      -----------   ------------    ----------
  Net income(loss)...................................................   $     2,260      $    15,311   $    (2,887)    $   20,507
                                                                        ===========      ===========   ============    ==========

                                                                            JUNE 30,     DECEMBER 31,      JUNE 30,
                                                                              2004           2003            2003
                                                                           ----------    ------------     ---------
Total assets:
HVACR.................................................................     $  358,745     $  310,646      $ 324,341
Engineered Products...................................................         56,537         52,826         52,996
Non-allocated assets..................................................         57,704         52,776         52,084
                                                                           ----------     ----------      ---------
                                                                           $  472,986     $  416,248      $ 429,421
                                                                           ==========     ==========      =========

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

      The following table displays the activity and balances of the product warranty liability from December 31, 2003 to June 30, 2004:

                                                                                                SIX MONTHS
                                                                                                   ENDED
                                                                                               JUNE 30, 2004
                                                                                               -------------
Warranty balance at December 31, 2003.....................................................       $   5,641
Accruals for warranties issued during the period..........................................           9,713
Settlements made during the period........................................................          (6,310)
                                                                                                 ---------
Warranty balance at June 30, 2004.........................................................       $   9,044
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

      The unaudited interim financial statements for FNA as of and for the three and six months ended June 30, 2004 have been restated from the amounts previously reported to reflect a provision for returned products. See Note 1.

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                                    THREE MONTHS ENDED JUNE 30, 2004
                                                                   -----------------------------------------------------------------
                                                                    FEDDERS
                                                                     NORTH      OTHER                    ELIMINATING       FEDDERS
                                                                    AMERICA    FEDDERS     CORPORATE       ENTRIES       CORPORATION
                                                                   ---------   -------     ---------     -----------     -----------
Net sales.....................................................     $ 154,810  $ 80,985           --      $ (57,670)       $ 178,125
Costs and expenses:
Cost of sales.................................................       133,869    73,038           --        (57,670)         149,237
Selling, general and administrative expense (a)...............        15,436     6,058     $ (1,581)            --           19,913
Restructuring credit..........................................          (709)       --           --             --             (709)
                                                                   ---------  --------     --------      ---------        ---------
Operating income..............................................         6,214     1,889        1,581             --            9,684
Partners' net interest in joint venture losses................          (287)      (74)          --             --             (361)
Equity income in investment...................................            --        --        1,300         (1,300)              --
Interest expense, net (b).....................................         4,634       542           50             --            5,226
Loss on debt extinguishment...................................           683        --           --             --              683
Other income (expense)........................................            67      (154)          --             --              (87)
                                                                   ---------  --------     --------      ---------        ---------
Income before income taxes....................................           677     1,119        2,831         (1,300)           3,327
Provision for income taxes....................................           221       275          571             --            1,067
                                                                   ---------  --------     --------      ---------        ---------
Net income....................................................           456       844        2,260         (1,300)           2,260
Preferred stock dividend......................................            --        --        1,005             --            1,005
                                                                   ---------  --------     -------       ---------        ---------
Net income applicable to common stockholders..................           456       844        1,255         (1,300)           1,255
Foreign currency translation, net of tax......................                     (58)         (84)            58              (84)
                                                                   ---------  --------     --------      ---------        ---------
Comprehensive income..........................................     $     456  $    786     $  1,171      $  (1,242)       $   1,171
                                                                   =========  ========     ========      =========        =========

                                                                                    THREE MONTHS ENDED JUNE 30, 2003
                                                                   -----------------------------------------------------------------
                                                                    FEDDERS
                                                                     NORTH      OTHER                    ELIMINATING       FEDDERS
                                                                    AMERICA    FEDDERS     CORPORATE       ENTRIES       CORPORATION
                                                                   ---------   -------     ---------     -----------     -----------
Net sales.....................................................     $ 169,339  $ 91,386           --      $ (74,029)       $ 186,696
Costs and expenses:
Cost of sales.................................................       134,502    82,211           --        (74,029)         142,684
Selling, general and administrative expense (a)...............        14,620     5,558     $ (2,206)            --           17,972
                                                                   ---------  --------     --------      ---------        ---------
Operating income..............................................        20,217     3,617        2,206             --           26,040
Partners' net interest in joint venture (losses) earnings.....          (334)    1,625           --             --            1,291
Equity income in investment...................................            --        --       13,889        (13,889)              --
Interest expense, net (b).....................................         4,092       636           67             --            4,795
Other income (expense)........................................           (69)      203           13             --              147
                                                                   ---------  --------     --------      ---------        ---------
Income before income taxes....................................        15,722     4,809       16,041        (13,889)          22,683
Provision for income taxes....................................         5,030     1,612          730             --            7,372
                                                                   ---------  --------     --------      ---------        ---------
Net income....................................................        10,692     3,197       15,311        (13,889)          15,311
Preferred stock dividend......................................            --        --          222             --              222
                                                                   ---------  --------     --------      ---------        ---------
Net income applicable to common stockholders..................        10,692     3,197       15,089        (13,889)          15,089
Foreign currency translation, net of tax......................          (420)      325         (195)            95             (195)
                                                                   ---------  --------     --------      ---------        ---------
Comprehensive income..........................................     $  10,272  $  3,522     $ 14,894      $ (13,794)       $  14,894
                                                                   =========  ========     ========      =========        =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE (LOSS) INCOME

                                                                                      SIX MONTHS ENDED JUNE 30, 2004
                                                                   ----------------------------------------------------------------
                                                                    FEDDERS
                                                                     NORTH      OTHER                    ELIMINATING     FEDDERS
                                                                    AMERICA    FEDDERS     CORPORATE       ENTRIES     CORPORATION
                                                                   ---------   -------     ---------     -----------   ------------
Net sales.....................................................     $ 261,089   $  167,155          --    $ (130,824)    $ 297,420
Costs and expenses:
Cost of sales.................................................       223,504      154,094          --      (130,824)      246,774
Selling, general and administrative expense (a)...............        28,762       10,981    $ (2,780)           --        36,963
Restructuring credit..........................................          (709)          --          --            --          (709)
                                                                   ---------   ----------    --------    ----------     ---------
Operating income..............................................         9,532        2,080       2,780            --        14,392
Partners' net interest in joint venture losses................          (503)        (149)         --            --          (652)
Equity income in investment...................................            --           --      (4,646)        4,646            --
Interest expense, net (b).....................................         8,966        1,072         131            --        10,169
Loss on debt extinguishment...................................         8,075           --          --            --         8,075
Other income..................................................           150          120          --            --           270
                                                                   ---------   ----------    --------    ----------     ---------
(Loss) income before income taxes.............................        (7,862)         979      (1,997)        4,646        (4,234)
(Benefit) provision for income taxes..........................        (2,555)         318         890            --        (1,347)
                                                                   ---------   ----------    --------    ----------     ---------
Net (loss) income.............................................        (5,307)         661      (2,887)        4,646        (2,887)
Preferred stock dividend......................................            --           --       2,010            --         2,010
                                                                   ---------   ----------    --------    ----------     ---------
Net (loss) income applicable to common stockholders...........        (5,307)         661      (4,897)        4,646        (4,897)
Foreign currency translation, net of tax......................             6           74          62           (80)           62
                                                                   ---------   ----------    --------    ----------     ---------
Comprehensive (loss) income...................................     $  (5,301)  $      735    $ (4,835)   $    4,566     $  (4,835)
                                                                   =========   ==========    ========    ==========     =========

                                                                                      SIX MONTHS ENDED JUNE 30, 2003
                                                                   ----------------------------------------------------------------
                                                                    FEDDERS
                                                                     NORTH        OTHER                  ELIMINATING     FEDDERS
                                                                    AMERICA      FEDDERS     CORPORATE     ENTRIES     CORPORATION
                                                                   ---------     -------     ---------   -----------   ------------
Net sales.....................................................     $ 283,195   $  158,790          --    $ (131,935)      $ 310,050
Costs and expenses:
Cost of sales.................................................       227,634      142,305          --      (131,935)        238,004
Selling, general and administrative expense (a)...............        26,690        9,833    $ (3,278)           --          33,245
                                                                   ---------   ----------    --------    ----------       ---------
Operating income..............................................        28,871        6,652       3,278            --          38,801
Partners' net interest in joint venture (losses) earnings.....          (334)       1,463          --            --           1,129
Equity income in investment...................................            --           --      18,638       (18,638)             --
Interest expense, net (b).....................................         8,229        1,274         354            --           9,857
Other (expense) income........................................           (72)         373           7            --             308
                                                                   ---------   ----------    --------    ----------       ---------
Income before income taxes....................................        20,236        7,214      21,569       (18,638)         30,381
Provision for income taxes....................................         6,341        2,471       1,062            --           9,874
                                                                   ---------   ----------    --------    ----------       ---------
Net income....................................................        13,895        4,743      20,507       (18,638)         20,507
Preferred stock dividend......................................            --           --         396            --             396
                                                                   ---------   ----------    --------    ----------       ---------
Net income applicable to common stockholders..................        13,895        4,743      20,111       (18,638)         20,111
Foreign currency translation, net of tax......................          (328)         (21)       (276)          349            (276)
                                                                   ---------   ----------    --------    ----------       ---------
Comprehensive income..........................................     $  13,567   $    4,722    $ 19,835    $  (18,289)      $  19,835
                                                                   =========   ==========    ========    ==========       =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                           AS OF JUNE 30, 2004
                                                                   -----------------------------------------------------------------
                                                                    FEDDERS
                                                                     NORTH        OTHER                   ELIMINATING      FEDDERS
                                                                    AMERICA      FEDDERS    CORPORATE       ENTRIES      CORPORATION
                                                                   ---------    --------    ----------    ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents...................................     $  10,424   $   12,141   $   10,148            --      $  32,713
  Net accounts receivable.....................................        86,616       17,020           --            --        103,636
  Net inventories.............................................        96,751       32,040           --            --        128,791
  Assets held for sale........................................         8,249           --           --            --          8,249
  Other current assets........................................         3,643        9,544       11,193            --         24,380
                                                                   ---------   ----------   ----------     ---------      ---------
Total current assets..........................................       205,683       70,745       21,341            --        297,769
Investments in subsidiaries...................................            --           --      (15,484)    $  15,484             --
Net property, plant and equipment.............................        35,474       15,686          464            --         51,624
Goodwill......................................................        62,870       15,223           --            --         78,093
Other intangible assets.......................................         1,363           59           --            --          1,422
Other assets..................................................        11,223        1,972       37,906        (7,023)        44,078
                                                                   ---------   ----------   ----------     ---------      ---------
Total assets..................................................     $ 316,613   $  103,685   $   44,227     $   8,461      $ 472,986
                                                                   =========   ==========   ==========     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes............................................            --   $   36,865           --            --      $  36,865
  Current portion of long-term debt...........................     $   1,302          119           --            --          1,421
  Accounts and income taxes payable...........................        22,524       62,417   $    1,628            --         86,569
  Accrued expenses............................................        52,557        8,420        9,018            --         69,995
                                                                   ---------   ----------   ----------     ---------      ---------
Total current liabilities.....................................        76,383      107,821       10,646            --        194,850
Long-term debt................................................       157,611        1,485           --            --        159,096
Other long-term liabilities...................................           895       12,220       30,094     $  (7,023)        36,186
Net due to (from) affiliates..................................        91,802      (12,435)     (79,367)           --             --
Stockholders' equity:
  Preferred Stock.............................................            --           --           19            --             19
  Common and Class B Stock....................................             5           --          390            (5)           390
  Additional paid-in capital..................................        20,292       25,542      109,019       (45,834)       109,019
  Retained earnings...........................................       (29,468)     (30,181)      14,962        59,649         14,962
  Deferred compensation and treasury stock                                --           --      (39,846)           --        (39,846)
  Accumulated other comprehensive loss........................          (907)        (767)      (1,690)        1,674         (1,690)
                                                                   ---------   ----------   ----------     ---------      ---------
Total stockholders' equity....................................       (10,078)      (5,407)      82,855        15,484         82,854
                                                                   ---------   ----------   ----------     ---------      ---------
Total liabilities and stockholders' equity....................     $ 316,613   $  103,685   $   44,227     $   8,461      $ 472,986
                                                                   =========   ==========   ==========     =========      =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                         AS OF DECEMBER 31, 2003
                                                                  ------------------------------------------------------------------
                                                                    FEDDERS
                                                                     NORTH       OTHER                    ELIMINATING    FEDDERS
                                                                    AMERICA     FEDDERS     CORPORATE       ENTRIES    CORPORATION
                                                                  ----------  ----------    ---------     -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents...................................     $  13,657  $    8,386          --             --     $  22,043
  Net accounts receivable.....................................        18,646      11,072          --             --        29,718
  Net inventories.............................................       111,587      33,899          --             --       145,486
  Assets held for sale........................................         8,249         315          --             --         8,564
  Other current assets........................................         2,864      23,266    $  9,874             --        36,004
                                                                   ---------  ----------    --------      ---------     ---------
Total current assets..........................................       155,003      76,938       9,874             --       241,815
Investments in subsidiaries...................................            --          --     (11,047)     $  11,047            --
Net property, plant and equipment.............................        38,911      15,160         591             --        54,662
Goodwill......................................................        62,870      15,760          --             --        78,630
Other intangible assets.......................................         1,685          --          --             --         1,685
Other assets..................................................         8,035         624      37,820         (7,023)       39,456
                                                                   ---------  ----------    --------      ---------     ---------
Total assets..................................................     $ 266,504  $  108,482    $ 37,238      $   4,024     $ 416,248
                                                                   =========  ==========    ========      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes............................................            --  $   30,446          --             --     $  30,446
  Current portion of long-term debt...........................     $   1,446       1,331    $      2             --         2,779
  Accounts and income taxes payable...........................        27,983      57,084       1,246             --        86,313
  Accrued expenses............................................        21,497       9,492       8,043             --        39,032
                                                                   ---------  ----------    --------      ---------     ---------
Total current liabilities.....................................        50,926      98,353       9,291             --       158,570
Long-term debt................................................       157,027       1,938          --             --       158,965
Other long-term liabilities...................................           630      11,630      30,526      $  (7,023)       35,763
Net due to (from) affiliates..................................        62,829       2,700     (65,529)            --            --
Stockholders' equity:
  Preferred Stock.............................................            --          --           7             --             7
  Common and Class B Stock....................................             5          --         389             (5)          389
  Additional paid-in capital..................................        20,292      25,542      80,680        (45,834)       80,680
  Retained earnings (deficit).................................       (24,292)    (30,840)     23,603         55,132        23,603
  Deferred compensation and treasury stock                                --          --     (39,977)            --       (39,977)
  Accumulated other comprehensive loss........................          (913)       (841)     (1,752)         1,754        (1,752)
                                                                   ---------  ----------    --------      ---------     ---------
Total stockholders' equity....................................        (4,908)     (6,139)     62,950         11,047        62,950
                                                                   ---------  ----------    --------      ---------     ---------
Total liabilities and stockholders' equity....................     $ 266,504  $  108,482    $ 37,238      $   4,024     $ 416,248
                                                                   =========  ==========    ========      =========     =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                           AS OF JUNE 30, 2003
                                                                  ------------------------------------------------------------------
                                                                    FEDDERS
                                                                     NORTH       OTHER                  ELIMINATING       FEDDERS
                                                                    AMERICA     FEDDERS     CORPORATE     ENTRIES       CORPORATION
                                                                  ---------   ---------     ---------   -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents...................................     $   9,806  $    8,497    $ 20,717           --        $  39,020
  Net accounts receivable.....................................        72,961      17,466          --           --           90,427
  Net inventories.............................................        68,466      17,938          --           --           86,404
  Assets held for sale........................................         8,249          --          --           --            8,249
  Other current assets........................................         2,244      20,849       6,360           --           29,453
                                                                   ---------  ----------    --------    ---------        ---------
Total current assets..........................................       161,726      64,750      27,077           --          253,553
Investments in subsidiaries...................................            --          --      16,378    $ (16,378)              --
Net property, plant and equipment.............................        41,449      15,223         691           --           57,363
Goodwill......................................................        62,870      15,760          --           --           78,630
Other intangible assets.......................................         1,463          --          --           --            1,463
Other assets..................................................         7,922       7,029      30,484       (7,023)          38,412
                                                                   ---------  ----------    --------    ---------        ---------
Total assets..................................................     $ 275,430  $  102,762    $ 74,630    $ (23,401)       $ 429,421
                                                                   =========  ==========    ========    =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes............................................            --  $   23,173          --           --        $  23,173
  Current portion of long-term debt...........................     $   1,723       1,713    $     16           --            3,452
  Accounts and income taxes payable...........................        25,508      47,634      10,884           --           84,026
  Accrued expenses............................................        44,290      10,299       8,846           --           63,435
                                                                   ---------  ----------    --------    ---------        ---------
Total current liabilities.....................................        71,521      82,819      19,746           --          174,086
Long-term debt................................................       158,359       2,737          18           --          161,114
Other long-term liabilities...................................         1,755      11,899      17,035    $  (7,023)          23,666
Net due to (from) affiliates..................................        22,141      10,583     (32,724)          --               --
Stockholders' equity:
  Preferred Stock.............................................            --          --           4           --                4
  Common and Class B Stock....................................             5          --         378           (5)             378
  Additional paid-in capital..................................        20,292      25,542      68,122      (45,834)          68,122
  Retained earnings (deficit).................................         1,674     (29,541)     41,036       27,867           41,036
  Deferred compensation and treasury stock....................            --          --     (37,463)          --          (37,463)
  Accumulated other comprehensive loss........................          (317)     (1,277)     (1,522)       1,594           (1,522)
                                                                   ---------  ----------    --------    ---------        ---------
Total stockholders' equity....................................        21,654      (5,276)     70,555      (16,378)          70,555
                                                                   ---------  ----------    --------    ---------        ---------
Total liabilities and stockholders' equity....................     $ 275,430  $  102,762    $ 74,630    $ (23,401)       $ 429,421
                                                                   =========  ==========    ========    =========        =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                                  -----------------------------------------------------------------
                                                                     FEDDERS
                                                                      NORTH       OTHER                    ELIMINATING    FEDDERS
                                                                     AMERICA     FEDDERS     CORPORATE       ENTRIES    CORPORATION
                                                                  ----------   ----------    ---------     -----------  -----------
Net cash (used in) provided by operating activities...........    $  (21,132)  $  16,478     $   (214)         --      $   (4,868)
                                                                  ----------   ---------     ---------      -----      ----------
Net additions to property, plant and equipment................        (1,178)     (1,841)         (20)         --          (3,039)
Disposal of property, plant and equipment.....................         1,243         308           --          --           1,551
Investment in joint venture...................................            --        (932)          --                        (932)
                                                                  ----------   ---------     --------       -----      ----------
Net cash provided by (used in) investing activities...........            65      (2,465)         (20)         --          (2,420)
                                                                  ----------   ---------     --------       -----      ----------
Proceeds from short-term notes /..............................            --       6,419           --          --           6,419
Net repayments of long-term debt..............................          (960)     (1,855)          --          --          (2,815)
Proceeds from stock options exercised.........................            --          --           91          --              91
Cash dividends................................................            --          --       (3,837)         --          (3,837)
Net proceeds from issuance of 9 7/8% Senior Notes.............       150,245          --           --          --         150,245
Repayments of 9 3/8% Senior Subordinated Notes................      (150,000)         --           --          --        (150,000)
Call premium and financing costs..............................       (10,245)         --           --          --         (10,245)
Costs of stock offerings......................................            --          --         (223)         --            (223)
Proceeds from stock rights offering...........................            --          --       28,323          --          28,323
Change in net due to (from) affiliate.........................        28,794     (14,822)     (13,972)         --              --
                                                                  ----------   ---------     --------       -----      ----------
Net cash provided by (used in) financing activities...........        17,834     (10,258)      10,382          --          17,958
                                                                  ----------   ---------     --------       -----      ----------
Net (decrease) increase in cash and cash equivalents..........        (3,233)      3,755       10,148          --          10,670
Cash and cash equivalents at beginning of period..............        13,657       8,386           --          --          22,043
                                                                  ----------   ---------     --------       -----      ----------
Cash and cash equivalents at end of period....................    $   10,424   $  12,141     $ 10,148          --      $   32,713
                                                                  ==========   =========     ========       =====      ==========

                                                                                FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                                --------------------------------------------------------------------
                                                                  FEDDERS
                                                                   NORTH       OTHER                     ELIMINATING       FEDDERS
                                                                  AMERICA     FEDDERS      CORPORATE       ENTRIES       CORPORATION
                                                                ----------   ----------   ----------     -----------     -----------
Net cash (used in) provided by operating activities..........    $  (6,975)  $  20,349     $ 13,380          --           $ 26,754
                                                                 ---------   ---------     --------      ------           --------
Net additions to property, plant and equipment...............       (2,209)     (1,935)        (137)         --             (4,281)
Disposal of property, plant and equipment....................          539          --           --          --                539
Investment in joint venture..................................           --      (1,333)          --          --             (1,333)
                                                                 ---------   ---------     --------      ------           --------
Net cash (used in) provided by investing activities..........       (1,670)     (3,268)        (137)         --             (5,075)
                                                                 ---------   ---------     --------      ------           --------
Repayments of short-term notes...............................           --      (1,131)          --          --             (1,131)
(Repayments of) proceeds from long-term debt.................         (958)       (506)          34          --             (1,430)
Cash dividends...............................................           --          --       (2,183)         --             (2,183)
Preferred stock exchange offer...............................           --          --         (734)         --               (734)
Change in net due to (from) affiliate........................        1,983     (12,340)      10,357          --                 --
                                                                 ---------   ---------     --------      ------           --------
Net cash provided by (used in) financing activities..........        1,025     (13,977)       7,474          --             (5,478)
                                                                 ---------   ---------     --------      ------           --------
Net (decrease) increase in cash and cash equivalents.........       (7,620)      3,104       20,717          --             16,201
Cash and cash equivalents at beginning of period.............       17,426       5,393           --          --             22,819
                                                                 ---------   ---------     --------      ------           --------
Cash and cash equivalents at end of period...................    $   9,806   $   8,497     $ 20,717          --           $ 39,020
                                                                 =========   =========     ========      ======           ========

INTERCOMPANY TRANSACTIONS:

      The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

            a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $6.0 million and $6.7 million for the three months ended June 30, 2004 and 2003, respectively. Such charges to FNA amounted to approximately $10.4 million for the six months ended June 30, 2004 and $11.3 million for the six months ended June 30, 2003.

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

            g) For the three months ended June 30, 2004, net sales for Other Fedders entities were unfavorably affected by timing of production versus prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following is management's discussion and analysis of certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. The accompanying management's discussion and analysis of results of operations and financial condition gives effect to the restatement of the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2004, as described in Note 1 to the unaudited consolidated financial statements.

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

                                                                              RESULTS OF OPERATIONS          RESULTS OF OPERATIONS
                                                                                  AS PERCENT OF                  AS PERCENT OF
                                                                                    NET SALES                      NET SALES
                                                                             ----------------------          ---------------------
                                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                    JUNE 30,                       JUNE 30,
                                                                             -----------------------         ---------------------
                                                                              2004           2003             2004           2003
                                                                             ------         ------           ------         ------
Gross profit.........................................................         16.2%          23.6%           17.0%           23.2%
Selling, general and administrative expense..........................         11.2%           9.6%           12.4%           10.7%
Operating income.....................................................          5.4%          14.0%            4.8%           12.5%
Net interest expense.................................................          2.9%           2.7%            3.4%            3.2%
Pre-tax income.......................................................          1.9%          12.1%           (1.4)%           9.8%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 VERSUS THE THREE MONTHS ENDED JUNE 30, 2003.

      Net sales in the three-month period ended June 30, 2004 decreased by 4.6% to $178.1 million, compared to $186.7 million in the prior-year period. Net sales were negatively affected by sales return of $17.9 million during the 2004 period. Sales in the HVACR reporting segment decreased by 6.0% to $167.8 million from $178.5 million in the prior-year period. Sales in the HVACR segment declined as a result of lower sales of room air conditioners in North America caused by cooler than normal weather conditions and lower prices. This was offset in part by improving sales of residential central air conditioners in the Americas and sales of all HVACR products in Asia. Sales in the Engineered Products reporting segment increased by 26.0% to $10.3 million from $8.2 million in the prior-year period due primarily to increased sales of industrial air cleaners in Asia and North America

      The gross profit in the period was $28.9 million, or 16.2% of net sales, compared to $44.0 million, or 23.6% of net sales, in the prior-year period. Gross profit during the 2004 period was negatively affected in the amount of $5.5 million due to the sales returns. Gross profit and margin percentage in the quarter were adversely affected by higher component and raw material costs due to increases in commodity prices and costs associated with the wind down of high volume manufacturing in the U.S. and start-up costs in China.

      Selling, general and administrative ("SG&A") expenses in the three months ended June 30, 2004 were $19.9 million, or 11.2% of net sales, compared to $18.0 million, or 9.6% of net sales, in the prior-year period. SG&A expenses were higher than prior year as a result of higher selling expenses due to increased sales activity globally and increased warehousing costs to support higher inventory levels as a result of the sale of a broader range of products globally and higher inventory levels due to the cooler than normal weather conditions in North America.

      Operating income in the three months ended June 30, 2004 was $9.7 million, or 5.4% of net sales, compared to operating income of $26.0 million, or 14.0% of net sales, in the prior-year period.

      Net interest expense in the three months ended June 30, 2004 was $5.2 million, or 2.9% of net sales, compared to $4.8 million, or 2.7% of net sales, in the prior-year period and consisted of interest expense on the Company's long-term debt and interest on short- term working capital loans in Asia and the U.S. Net interest expense was higher than prior year due to higher short-term borrowings during the period due to the higher inventory levels.

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

      Net income in the three months ended June 30, 2004 applicable to common stockholders, which included the loss on debt extinguishment, was $1.3 million, or 4 cents per diluted common share, compared to net income in the three months ended June 30, 2003 applicable to common stockholders of $15.1 million, or 50 cents per diluted common share.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 VERSUS THE SIX MONTHS ENDED JUNE 30, 2003.

      Net sales in the six-month period ended June 30, 2004 decreased by 4.1% to $297.4 million, compared to $310.1 million in the prior-year period. Net sales were negatively affected by sales return of $17.9 million during the 2004 period. Sales in the HVACR reporting segment decreased by 6% to $275.9 million from $293.5 million in the prior-year period. Sales in the HVACR segment declined as a result of lower sales of room air conditioners in North America caused by cooler than normal summer weather conditions and lower prices. This was offset in part by increased sales of residential central air conditioners in the Americas and all HVACR products in Asia. Sales in the Engineered Products reporting segment increased by 30.0% to $21.5 million from $16.6 million in the prior-year period. Sales improved in all product categories and markets with the exception of Europe. Net sales for the six months ended June 30, 2004 reflect an adjustment to reclassify $3.9 million of accrued warranty expenses from Cost of Sales to Net Sales, consistent with the Company's accounting practices. The adjustment had no effect on gross profit or net income.

      The gross profit in the period was $50.6 million, or 17% of net sales, compared to $72.0 million, or 23.2% of net sales, in the prior-year period. Gross profit during the 2004 period was negatively affected in the amount of $5.5 million due to the sales returns. Gross profit and margin percentage were reduced by transition and start-up costs related to the final stages of transferring production of high volume products from the U.S. to China and increases in material and ocean freight costs.

      Selling, general and administrative ("SG&A") expenses in the six months ended June 30, 2004 were $37.0 million, or 12.4% of net sales, compared to $33.2 million, or 10.7% of net sales, in the prior-year period. SG&A expenses were higher than prior year as a result of higher selling expenses due to increased sales activity globally and increased warehousing costs to support higher inventory requirements.

      The operating income in the six months ended June 30, 2004 was $14.4 million, or 4.8% of net sales, compared to an operating income of $38.8 million, or 12.5% of net sales, in the prior-year period.

      Net interest expense in the six months ended June 30, 2004 was $10.2 million, or 3.4% of net sales, compared to $9.9 million, or 3.2% of net sales, in the prior-year period and consisted of interest expense on the Company's long-term debt and interest on short-term working capital loans in Asia and the U.S. Net interest expense was slightly higher than prior year due to higher short-term borrowings during the period.

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

      Net loss in the six months ended June 30, 2004 applicable to common stockholders, which included the loss on debt extinguishment, was $4.9 million, or 16 cents per diluted common share, compared to net income in the six months ended June 30, 2003 applicable to common stockholders of $20.1 million, or 66 cents per diluted common share.

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

      Net cash used in operations for the six months ended June 30, 2004 amounted to $4.9 million, compared to net cash provided by operations of $26.8 million in the prior period. A build-up in inventory to support seasonal requirements and expansion of sales of new products was the main use of cash during the period. Net inventories at June 30, 2004 were $128.8 million compared to $145.5 million at December 31, 2003 and $86.4 million at June 30, 2003. Inventories were higher compared to the previous year due to inventory required to support the expansion of sales of central air conditioners globally, sales of products in Asian markets, as well as higher inventory in North America due to the cooler than normal weather conditions.

      Net cash used in investing activities was $2.4 million and consisted of capital expenditures of $3.0 million, primarily to support the expansion of production capacity in Asia offset by $1.6 million of proceeds on the sales of building and equipment, versus $4.3 million used in investing activities in the prior-year period.

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

                                                                                       PAYMENTS DUE BY PERIOD LESS THAN
                                                                        -------------------------------------------------------
                                                                                                                        AFTER
                           CONTRACTUAL OBLIGATION                          TOTAL     1 YEAR     2-3 YEARS  4-5 YEARS   5 YEARS
                           ----------------------                       ---------   --------    ---------  ---------  ---------
                                                                                        (AMOUNTS IN THOUSANDS)
Long-term debt, including current maturities.........................   $ 157,045   $    979    $  1,548   $   837    $ 153,681
Capital lease obligations............................................       3,472        442       1,360       711          959
Operating leases and contractual minimum payments....................      22,291      4,977       8,822     6,038        2,454
Short-term notes.....................................................      36,865     36,865          --        --           --
                                                                        ---------   --------    --------   -------    ---------
Total contractual cash obligations...................................   $ 219,673   $ 43,263    $ 11,730   $ 7,586    $ 157,094
                                                                        =========   ========    ========   =======    =========

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

                                                                                    PAYMENTS DUE BY PERIOD LESS THAN
                                                                         -----------------------------------------------------
                                                                                                                        AFTER
                         OTHER COMMERCIAL COMMITMENTS                      TOTAL    1 YEAR     2-3 YEARS  4-5 YEARS    5 YEARS
                         ----------------------------                    -------   ---------   ---------  ---------   --------
                                                                                        (AMOUNTS IN THOUSANDS)
Guarantee of debt.....................................................   $ 2,455   $ 1,424     $ 1,031       --          --
                                                                         -------   -------     -------      ---         ---
Total commercial commitments..........................................   $ 2,455   $ 1,424     $ 1,031       --          --
                                                                         -------   -------     -------      ---         ---

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

      (a) The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, and considering the restatement described below, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

            Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 30, 2004, the Company determined that a provision for returns granted to certain customers during the third quarter should have been reflected in the second quarter when the sales were recognized. At the time the Company recorded the sales, the Company did not considered customer buying patterns and programs, historical experience, and levels of inventory at those customers. As a result, the Company recognized approximately $17.9 million of sales returns and reduced related costs of sales by $12.4 million. This amendment to the Company's Form 10-Q for the quarter ended June 30, 2004 gives effect to this adjustment. This represents a material weakness.

            The Company has remediated this weakness by revising the procedures to determine the appropriate returns reserve by considering all available information.

      (b) Changes in Internal Controls. During the six-month period ended June 30, 2004, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

      (ii) approved a grant of a performance-based award to the Chief Executive Officer by a vote of 14,740,348 votes for and 3,693,180 votes against, with 689,672 shares abstaining; and

      (iii) ratified the appointment of Deloitte & Touche, LLP as the Company's independent auditors by a vote of 25,579,430 votes for and 360,845 votes against, with 116,642 shares abstaining.

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

FEDDERS CORPORATION

By: /s/ ROBERT L. LAURENT JR.
-----------------------------
Executive Vice President,
Finance and Acquisitions and
Chief Financial Officer

      Signing both in his capacity as Executive Vice President, Finance and Acquisitions and Chief Financial Officer and on behalf of the registrant.

November 29, 2004