Form 10-K
period 2004-12-31
FEDDERS CORP /DE
filed 2005-09-30
CIK 744106

                                                                               .
                                                                               .
                                                                               .

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $.01 par value                   New York Stock Exchange, Inc.
        Series A Cumulative Preferred                  New York Stock Exchange, Inc.
            Stock, $.01 par value

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]     No [X]

     The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of common equity held by non-affiliates of the Registrant as of June 30, 2004 was $132,637,929. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

     As of the close of business on September 1, 2005, there were outstanding 28,195,107 shares of the Registrant's Common Stock and 2,492,401 shares of its Class B Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                              FEDDERS CORPORATION

                            FORM 10-K ANNUAL REPORT
                      JANUARY 1, 2004 TO DECEMBER 31, 2004

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................    2
Item 2.          Properties..................................................    6
Item 3.          Legal Proceedings...........................................    7
Item 4.          Submission of Matters to a Vote of Security Holders.........    7
                                      PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........    8
Item 6.          Selected Financial Data.....................................    9
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   11
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   21
Item 8.          Financial Statements and Supplementary Data.................   21
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   22
Item 9A.         Controls and Procedures.....................................   22
Item 9B.         Other Information...........................................   28
                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   29
Item 11.         Executive Compensation......................................   31
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   36
Item 13.         Certain Relationships and Related Transactions..............   37
Item 14.         Principal Accountant Fees and Services......................   37
                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules.....................   39

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Fedders Corporation (the "Company", "Fedders" or the "Registrant") is a leading global manufacturer and marketer of air treatment products, including air conditioners, air cleaners, dehumidifiers and humidifiers, and thermal technology products. The Company was established more than 100 years ago and has been in the indoor air treatment business for more than 50 years.

     The Company has been actively pursuing strategic acquisitions and alliances and new product introductions to support continued growth in new and existing markets. Activities in 2004 include:

     - On November 1, we acquired the Addison Products Division of Heat Controller, Inc., which manufactures and markets a broad line of air conditioning products, primarily serving commercial and institutional markets, which now operates as Fedders Addison Company, Inc.

     - In October, we announced the establishment of a new business unit, Fedders Global Sourcing Solutions, which will leverage the Company's expertise in global sourcing and Asian manufacturing to assist other manufacturers in developing Asian suppliers, conducting reverse internet auctions and producing their products in our extensive China manufacturing facilities.

     - In the fourth quarter, we began construction of a research and development center in Qingpu, Shanghai, China. The center began operation by April 4, 2005.

     Unless otherwise indicated, all references herein to "we", "our", the "Company" or the "Registrant" include Fedders Corporation and its principal operating subsidiaries. The discussion included herein reflects the Company's operations during 2004.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company has two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. See Note 8 of the Notes to Consolidated Financial Statements at page F-18 herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The Company is a leading global producer and marketer of air treatment products for the residential, commercial and industrial markets. Our products include room air conditioners, central air conditioners, heat pumps, gas furnaces, dehumidifiers, humidifiers, air cleaners and thermal technology products. We are a low-cost producer of high quality products due, in part, to our Asian manufacturing base and our continuous cost-reduction programs in product design and manufacturing processes.

HVACR

  PRODUCTS

     The HVACR segment designs, manufactures and markets air conditioners, including window units, ducted central air conditioners, heat pumps, gas furnaces, ductless split- and multi-split systems, through-the-wall, portable, and packaged unit air conditioners, rotary compressors for air conditioners, residential humidifiers, dehumidifiers and air cleaners.

  MARKETS

     The Company's consumer products are sold globally, primarily by the Company's salaried sales force, directly to retailers, including regional, national and multi-national and to original equipment manufacturers. Residential and commercial products are primarily sold to wholesale distributors, contractors and original equipment manufacturers by our salaried sales force and through a network of manufacturers' representatives.

  PRODUCTION

     The Company currently manufactures air conditioners in Orlando, Florida; Longview, Texas; Ningbo, Shanghai and Nanjing, China; Dadra, India; and Manila, Philippines and rotary compressors in Xi'an, China.

  SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal raw materials used for production are steel, copper and aluminum. The Company also purchases certain components used in its products from other manufacturers including thermostats, compressors, motors and electrical controls. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

ENGINEERED PRODUCTS

  PRODUCTS

     The Engineered Products segment designs, manufactures and markets products for commercial and industrial indoor air quality and thermal technology markets around the world. These products include electronic air cleaners, fan filters, media filters and humidification systems and thermoelectric-based components and equipment.

  MARKETS

     Engineered Products are primarily sold through manufacturers' representatives, distributors and directly to end-users.

  PRODUCTION

     The Company produces air cleaning products and humidifiers in Sanford, North Carolina. Cleanroom products are produced in Albuquerque, New Mexico and Suzhou, China and thermoelectric devices are produced in Suzhou, China. Thermoelectric modules are produced in Lawrence Township, New Jersey and Quanzhou, China.

  SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal raw materials used for production are steel, aluminum, filter paper and ceramics. The Company also purchases certain components used in its products, such as motors and electrical controls, from other manufacturers. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

SEASONALITY OF BUSINESS

     The Company is succeeding with its strategy to diversify sales and earnings; however, results of operations and financial condition are currently principally dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," at pages 11 through 19 herein.

     See also the discussion under "Working Capital Practices."

WORKING CAPITAL PRACTICES

     The Company regularly reviews working capital with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Sales currently peak in the period from March through

June and production is weighted towards the selling season. Accordingly, the greatest use of credit lines occurs early in the calendar year. Cash balances peak in the third quarter.

     Information with respect to the Company's warranty and defective return policy is provided in Note 1 of the Notes to Consolidated Financial Statements at page F-5 herein.

     See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 11 through 19 herein.

BACKLOG

     The backlog for the Company's products as of December 31, 2004, was $77.4 million, a decrease of 40.7% from December 31, 2003. This decrease reflects lower orders of room air conditioners as a result of higher inventory levels throughout channels of distribution following the seasonally cool summer of 2004 in key North American markets, offset in part by increased backlog in other products.

QUALITY ASSURANCE

     One of the key elements of the Company's strategy is a commitment to a single worldwide standard of quality. All of the Company's principal manufacturing facilities have received the highest level of quality certification (ISO 9000 series) from the International Standards Organization for their quality management systems. The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility. The same level of quality will be required at all of the Company's manufacturing facilities.

PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS HELD

     The Company owns a number of trademarks, and licenses the name MAYTAG from Maytag Corporation for use on air conditioners and dehumidifiers. While the Company believes that its trademarks, such as, FEDDERS, ADDISON, EMERSON QUIET KOOL, AIRTEMP, MELCOR, TRION, SUN, KOPPEL, EUBANK, POLENZ and MAC-10, and the trademark MAYTAG, are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.

COMPETITION

     Domestically, our competitors include a number of foreign and domestic manufacturers of room air conditioners and appliances, including Whirlpool Corporation, Frigidaire Company, Matsushita Electric Industrial Co., Ltd., LG Corporation and Haier. In the central air conditioner market, competitors include Carrier Corporation, Trane, York International Corporation, Lennox Industries Inc., Goodman Manufacturing Company and Nordyne, Inc. All of the markets in which the Company does business are very competitive. Many of these competitors are larger and have greater resources than the Company. The Company competes principally on the basis of quality, price and its ability to deliver products and services to its customers on an accurate-response basis. We believe that we compete effectively by using a multiple brand strategy and providing competitively-priced, high quality products.

     Internationally, competitors vary depending on the market. Some markets, such as China, are served by many local manufacturers. Other markets are dominated by foreign manufacturers of air conditioners and electronics products, including Matsushita Electric Industrial Co. Ltd., Carrier-Toshiba Corporation, Hitachi, Ltd,. Mitsubishi Electric Corporation and Sanyo Electric Trading Co., Ltd., all of which also manufacture compressors. We believe that we can compete effectively by using a strategy of manufacturing low cost air conditioners locally and utilizing our global sourcing network.

RESEARCH AND DEVELOPMENT

     The Company's product development activities include ongoing research and development programs to redesign existing products, reduce manufacturing cost, increase product efficiencies and create new products. In the twelve months ended December 31, 2004, four months ended December 31, 2003, and twelve months ended August 31, 2003 and 2002, the Company spent approximately $10.2 million, $3.0 million, $9.5 million and $8.9 million, respectively, on research and development. Research and development expenditures are included within selling, general and administrative expense.

ENVIRONMENTAL PROTECTION

     The Company's operations are subject to various United States (federal and state) and foreign environmental statutes and regulations, including laws and regulations dealing with storage, treatment, discharge and disposal of hazardous materials, substances and wastes and that affect the production of chemical refrigerants used in the operation of some of the Company's products. The refrigerant used in room air conditioners is an HCFC that is to be phased out of use in new products on January 1, 2010 in the United States. Chemical producers have developed environmentally acceptable alternative refrigerants for use in room air conditioners. The Company is currently supplying products using such refrigerants in certain markets.

     The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company did not make capital expenditures on environmental matters during the fiscal year ended December 31, 2004 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on such items in the fiscal year ending December 31, 2005.

EMPLOYEES

     The Company has approximately 2,700 employees worldwide, of which approximately 194 are covered by collective bargaining agreements. During our peak manufacturing period, we employ an additional 1,187 seasonal, temporary workers. The Company considers its relations with its employees to be generally satisfactory.

FOREIGN OPERATIONS

     Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

     Through certain subsidiary companies, the Company has operations in a number of countries, including China, India, Germany, the United Kingdom and the Philippines. Of our fourteen manufacturing facilities, eight are in China.

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

WEBSITE ACCESS TO REPORTS

     Fedders' annual reports and proxy statements are and have been throughout 2004 available, without charge, on Fedders' website (www.fedders.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. Fedders also makes available on its website the charters of its Board Committees, its Corporate Governance Guidelines and its Code of Business Conduct and Ethics. Copies of SEC reports and other documents are also available, without charge, from Investor Relations, Fedders Corporation, 505 Martinsville Road, Liberty Corner, New Jersey 07938 or by sending an email to InvestorRelations@Fedders.com or by calling (908) 604-8686. The Company does not post its Forms 10-K, 10-Q or 8-K on its website, as these reports are available upon request and are also publicly available on the SEC's website, as indicated below. Information on our website does not constitute part of this report. Additionally, the Company's filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC's website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

ITEM 2.  PROPERTIES

     The Company owns or leases the following primary facilities:

                                                                                APPROXIMATE
                                                                                SQUARE FEET
LOCATION                                        PRINCIPAL FUNCTIONS            OF FLOOR AREA
--------                                        -------------------            -------------
Liberty Corner, New Jersey (Leased)    Corporate Headquarters                      25,000
Shanghai, China (Leased)               International Headquarters                  13,000
HVACR:
Effingham, Illinois (Owned)            Warehouse                                  650,000
Orlando, Florida (Owned)               Manufacture of air conditioners            160,000
Longview, Texas (Owned)                Manufacture of air conditioners            100,000
Manila, Philippines (Leased)           Manufacture of air conditioners             41,000
Ningbo, China (Leased)                 Manufacture of air conditioners            323,000
Shanghai, China (Leased)               Manufacture of air conditioners            175,000
Nanjing, China (Leased)                Manufacture of air conditioners            140,000
Dadra, India (50% owned)               Manufacture of air conditioners            207,000
Xi'an, China (Leased)                  Manufacture of rotary compressors          127,000
Changzhou, China (Leased)              Manufacture of heat exchangers              41,000
Qingpu, China (Leased)                 Research and development                    92,000
Engineered Products:
Lawrence Township, New Jersey (Owned)  Manufacture of thermoelectric modules       22,400
Quanzhou, China (Leased)               Manufacture of thermoelectric modules       29,000
Sanford, North Carolina (Owned)        Manufacture of air cleaning products       263,000
                                       and humidifiers
Albuquerque, New Mexico (Leased)       Manufacture of cleanroom products           63,000
Suzhou, China (Two plants) (Leased)    Manufacture of cleanroom products and       95,000
                                       thermoelectric devices

     The Effingham, Illinois facility is subject to a mortgage securing a $1.3 million, 1% promissory note payable over the next four years to the State of Illinois. The Sanford, North Carolina and the Lawrence Township, New Jersey facilities are each subject to a mortgage securing repayment of economic development bonds and the Longview, Texas and Orlando, Florida facilities are each subject to a mortgage. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME AND AGE                             POSITION HELD                EXECUTIVE OFFICER
------------                             -------------                -----------------
Sal Giordano, Jr., 67       Chairman and Chief Executive Officer            1965
Jordan Bruno, 54            Vice President, Taxes                           2000
Nancy DiGiovanni, 54        Vice President and Treasurer                    1998
Robert N. Edwards, 59       Vice President and General Counsel              2000
Richard L. Essex, 55        Vice President and President, Fedders           2004
                            International
Peter Gasiewicz, 50         Senior Vice President and President,            2005
                            Fedders North America
Michael Giordano, 40(1)     President                                       1999
Kent E. Hansen, 58          Executive Vice President, Administration        1996
                            and Secretary
Judy A. Katz, 53            Vice President, Strategic Planning and          2000
                            Corporate Marketing
Robert L. Laurent, Jr., 50  Executive Vice President, Finance and           1989
                            Acquisitions and Chief Financial Officer
Michael D. Webb, 55         Corporate Controller                            2004

---------------

(1) Son of Sal Giordano, Jr.

                 BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS

     Mr. Sal Giordano, Jr. has been Chief Executive Officer of the Company for more than five years.

     Mr. Bruno was elected Vice President, Taxes in December 2000. Previously, he was Director, Taxes for more than five years.

     Ms. DiGiovanni was elected to her present position in November 2004. Previously, she served as Treasurer from October 1998.

     Mr. Edwards was elected to his present position in June 2000. He has been General Counsel of the Company for more than five years.

     Mr. Essex was elected Vice President and President, Fedders International in November 2004. Previously, he was Vice President, Fedders International from April 2004, Senior Vice President, International from January 2003, and Vice President, Sales, International from July 2001. Prior to joining Fedders, Mr. Essex held senior sales and marketing positions with Frigidaire Home Products.

     Mr. Gasiewicz was elected Senior Vice President and President, Fedders North America in April 2005. Previously, he was with the International Comfort Products unit of Carrier Corporation for more than five years, most recently in the position of Vice President and General Manager from 2003 and prior thereto, Vice

President, Worldwide Sales and Marketing from 2000 to 2003 and Vice President, U.S. Sales from 1997 to 2000.

     Mr. Michael Giordano was elected President in November 2004. Previously, he was Executive Vice President, Finance and Administration and Chief Financial Officer from June 2000 and, prior thereto, Vice President, Finance and Chief Financial Officer from July 1, 1999.

     Mr. Hansen was elected to his present position in June 2000. Previously he was Senior Vice President and Secretary from August 1996.

     Ms. Katz was elected to her present position in April 2004. Previously, she was Vice President, Strategic Planning from June 2000 and, prior thereto, Vice President, Communications and Planning.

     Mr. Laurent was elected to his present position in November 2004. Previously, he was Executive Vice President, Acquisitions and Alliances from January 1999.

     Mr. Webb was elected Corporate Controller in April 2004. Previously, he was Controller, HVACR-Americas from March 2003, Controller, Fedders Appliances from January 2002 and Group Controller, Fedders Air Conditioning from March 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is listed on the New York Stock Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of August 1, 2005, there were 2,624 holders of Common Stock and 13 holders of Class B Stock. For information with respect to the Company's Common Stock and Class B Stock, see Notes 9 and 10 of the Notes to Consolidated Financial Statements on pages F-20 through F-22.

                    PRICE RANGE OF COMMON AND CLASS A STOCK

     For information regarding the high and low sale prices of the Company's Common Stock for each of the quarters in the past two fiscal years, see Fedders Corporation Quarterly Financial Data (unaudited) on page F-43.

                   DIVIDENDS PAID ON COMMON AND CLASS B STOCK

     For information regarding the dividends paid by the Company on its Common and Class B stock in the past five fiscal years, see Selected Financial Data on page 9. As a result of Fedders Corporation being included in the covenants of the 9 7/8% Senior Notes due 2014, payment of dividends by Fedders Corporation to its stockholders will be limited by the terms of those covenants. See the discussion under "Management's Discussion and Analysis of Results of Operations and Financial Condition".

ITEM 6.  SELECTED FINANCIAL DATA(1)

                                                               FOUR MONTHS
                                 YEAR ENDED                       ENDED             FISCAL YEAR ENDED AUGUST 31,
                                DECEMBER 31,   TWELVE MONTHS   DECEMBER 31,   -----------------------------------------
                                    2004       ENDED 2003(7)       2003         2003       2002       2001       2000
                                ------------   -------------   ------------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net sales.....................    $413,016       $427,954        $ 55,554     $421,703   $373,702   $405,697   $416,181
Gross profit..................      60,255         91,198           7,301       92,868     83,050     68,700    104,828
  Percent of net sales........        14.6           21.3            13.1         22.0       22.2       16.9       25.2
Operating (loss) income(2)....     (13,725)        25,193         (15,569)      31,079     20,339    (15,045)    46,854
Percent of net sales..........        (3.3)           5.9           (28.0)         7.4        5.4       (3.7)      11.3
(Loss) income before income
  taxes and cumulative effect
  of a change in accounting
  principle...................     (40,212)         6,430         (22,662)      13,020      2,976    (33,263)    30,474
  Percent of net sales........        (9.7)           1.5           (40.8)         3.1        0.8       (8.2)       7.3
(Loss) income before
  cumulative effect of a
  change in accounting
  principle...................     (26,107)         4,345         (15,301)       8,796      8,009    (22,453)    20,401
  Percent of net sales........        (6.3)           1.0           (27.5)         2.1        2.1       (5.5)       4.9
Cumulative effect of a change
  in accounting
  principle(3)................          --             --              --       11,906         --         --         --
Net (loss) income.............    $(26,107)      $  4,345        $(15,301)    $ (3,110)  $  8,009   $(22,453)  $ 20,401
Preferred Stock dividends.....       4,020          1,102             484          618         --         --         --
Net (loss) income applicable
  to common stockholders......    $(30,127)      $  3,243        $(15,785)    $ (3,728)  $  8,009   $(22,453)    20,401
(Loss) earnings per common
  share(4):
  Basic.......................    $  (0.99)      $   0.11        $  (0.52)    $  (0.12)  $   0.25   $  (0.71)  $   0.58
  Diluted.....................       (0.99)          0.11           (0.52)       (0.12)      0.25      (0.71)      0.57
Dividends per share
  declared(4):
  Preferred Stock.............    $  2.150       $  2.150        $  0.538     $  1.613         --         --         --
  New Common Stock............       0.120          0.120           0.003        0.120   $  0.060         --
  Old Common/Class A Stock....          --             --              --           --      0.060   $  0.120   $  0.120
  New Class B Stock...........       0.120          0.120           0.003        0.120      0.060         --         --
  Old Class B Stock...........          --             --              --           --      0.054      0.108      0.108
BALANCE SHEET DATA (END OF
  PERIOD):
Cash and cash equivalents.....    $ 22,783       $ 22,043        $ 22,043     $ 60,902   $ 67,379   $ 51,192   $ 87,193
Total assets..................     402,197        416,248         416,248      408,929    366,128    362,332    388,175
Long-term debt (including
  current portion)(6).........     162,539        161,744         161,744      164,044    167,131    168,455    166,434
Stockholders' equity(4).......      58,206         62,950          62,950       74,928     77,818     73,014    112,260
Capital expenditures..........       6,831          6,440           2,116        7,271      7,846     10,773      9,858
Depreciation and
  amortization(5).............      11,029          9,885           3,413        9,543     14,830     15,431     13,076
                                  --------       --------        --------     --------   --------   --------   --------
OTHER FINANCIAL DATA:
Cash flow provided by (used
  in):
  Operating activities........    $(21,841)      $    369        $(58,232)    $  5,617   $ 34,134   $  5,919   $  4,619
  Investing activities........     (14,054)        (4,991)           (555)      (7,368)   (14,564)   (30,327)   (15,037)
  Financing activities........      36.635          3,846          19,928       (4,726)    (3,383)   (11,593)   (19,898)

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

(4) On December 5, 2003, the Company's Board of Directors authorized the distribution of transferable rights to the holders of the Company's Common and Class B stock. In the rights offering, holders of Common Stock and Class B Stock as of December 22, 2003 received subscription rights to purchase shares of Series A Cumulative Preferred Stock. Every 20 rights entitled the holder to purchase one share of Cumulative Preferred Stock at the subscription price of $23.70 per share, and carried with it a basic subscription right and an over-subscription right. As of January 16, 2004, 1,195,092 shares of Cumulative Preferred Stock were issued as a result of the offering for gross proceeds of $28.3 million.

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

     On March 26, 2002, the Company's stockholders approved a recapitalization plan (the "Plan") which became effective the same day. Under the Plan the holder of each share of Common Stock received 1.1 shares of new Common Stock, the holder of each share of Class A Stock received 1.0 share of new Common Stock and the holder of each share of Class B Stock received 1.1 shares of new Class B Stock.

     During fiscal 2001, the Company repurchased 2,998,000 shares of old Common and Class A Stock at an average price of $4.39 per share for a total of $13,169, excluding commissions.

     During fiscal 2000, the Company repurchased 2,768,000 shares of old Common and Class A Stock at an average price of $4.87 per share for a total of $13,484, excluding commissions.

(5) In accordance with SFAS No. 142, beginning September 1, 2002, the Company no longer amortizes goodwill. Goodwill amortization expense was $3.0 million, $2.7 million and $2.7 million in fiscal years 2002, 2001, and 2000, respectively. See Note 1 to the Notes to Consolidated Financial Statements.

(6) In March 2004, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, issued $155,000 principal amount of 9 7/8% Senior Notes due 2014. The Company and all of the continuing subsidiaries of FNA are guarantors, on a senior basis, of the notes. FNA may redeem the notes on and after March 1, 2009 for a defined redemption price. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary.

     On February 6, 2004, FNA commenced a cash tender offer for any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 24, 1999, and any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 18, 1997. In connection with this transaction, the Company recorded a loss on debt extinguishment of $8.1 million for the year ended December 31, 2004.

(7) In 2003, the Company changed to a fiscal year ending December 31. The results of operations for the 12 months ended December 31, 2003 are presented for comparative purposes only and were not previously reported.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors, which affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ from those anticipated in forward-looking statements for many reasons. You should read the following discussion with "Selected Historical Consolidated Financial Data" and our historical consolidated financial statements included herein.

OVERVIEW

     Fedders is a leading global producer and marketer of air treatment products for the residential, commercial and industrial markets. Our products include room air conditioners, central air conditioners, heat pumps, gas furnaces, dehumidifiers, humidifiers, air cleaners and thermal technology products. We have two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. Both segments operate and sell products in the global air treatment market. Over the past five years, we have re-positioned ourselves through globalization and expansion of our product offerings from serving primarily the $1.3 billion North American market for window air conditioners to serving the $37 billion global air treatment market. Major markets we are targeting include central air conditioning and high growth markets in Asia. Due to the current seasonality of our business, we normally report a loss during the second half of the calendar year, with a majority of shipments and revenue being derived during the first six months of the calendar year.

ACQUISITIONS AND JOINT VENTURES

     We have pursued acquisitions, strategic alliances and joint ventures that complement or enhance our core air treatment business and generate overall corporate value. These activities have (i) been a critical factor in driving down costs by establishing our low-cost manufacturing base in Asia; (ii) provided access to new geographic markets through well-known local brand names, existing sales and distribution networks and experienced employees who are familiar with the local markets; and (iii) expanded our air treatment business through broadening product lines and extending distribution into commercial and industrial markets.

     In 1999, we acquired Trion, Inc., a leading manufacturer of equipment to improve indoor air quality in cleanroom, residential, commercial and industrial environments.

     In 2000, we acquired (i) Sun Manufacturing, Inc. (which was merged into Eubank Manufacturing Enterprises, Inc.), a manufacturer of specialized air conditioning equipment used in schools and wireless communications enclosures; (ii) Eubank Manufacturing Enterprises, Inc. (now Fedders Eubank Company, Inc.), a manufacturer of residential and commercial heating, ventilating and air conditioning products, including packaged air conditioners and ducted central air conditioners; and (iii) ABB Koppel, Inc. (now Fedders Koppel, Inc. and a subsidiary of Fedders International), a leading manufacturer of packaged and room air conditioners in the Philippines, providing access to this important market and a manufacturing base in the ASEAN trading block.

     In 2001, we acquired manufacturing assets to produce window air conditioners in Shanghai, China. Also in 2001, we acquired Polenz GmbH, a leading German HVAC distributor, providing access to this important market. In addition, we established a joint venture with Voltas, Ltd. to produce window and split air conditioners in India, giving us access to this growing market in Asia.

     In 2003, we established a joint venture with Suning Appliance Group, which we believe is the largest retailer of air conditioners in China, which expanded our room air conditioner manufacturing and sales capabilities in China. Fedders holds a two-thirds interest in this joint venture, Fedders Suning (Nanjing) Co., Ltd. In 2003, Fedders also established a 50% joint venture with Xingrong Hi-Tech Co., Ltd. in Changzhou, China to manufacture heat exchangers used in air conditioners.

     In 2004, we acquired the Addison Products Division of Heat Controller, Inc., which manufactures and markets a broad line of air conditioning products, primarily serving commercial and institutional markets, which now operates as Fedders Addison Company, Inc.

     Subsequent to year end, in March 2005 we acquired eighty percent of the stock of Islandaire, Inc. Islandaire, Inc. manufactures and markets specialized through-the-wall packaged terminal air conditioners and heat pumps. The Company intends to purchase the remaining twenty percent of Islandaire stock within three years.

     We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which may be material, but we do not currently have any other agreements or understandings with respect to the foregoing.

RESULTS OF OPERATIONS

     On August 26, 2003, our board of directors decided to change our fiscal year from August 31 to December 31. The following table presents our results of operations, including the transition period indicated. Results for the four months ended December 31, 2002 and for the twelve months ended December 31, 2003 are unaudited and are presented for comparison purposes.

OPERATING RESULTS AS A PERCENT OF NET SALES

                                                           FOUR MONTHS    FOUR MONTHS
                              YEAR ENDED     YEAR ENDED       ENDED          ENDED
                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   YEAR ENDED AUGUST 31,
                             ------------   ------------   ------------   ------------   ---------------------
                                 2004           2003           2003           2002         2003        2002
                             ------------   ------------   ------------   ------------   ---------   ---------
Net Sales..................    $413,016       $427,954       $55,554        $49,303      $421,703    $373,702
Gross Profit...............        14.6%          21.3%         13.1%          18.2%         22.0%       22.2%
Selling, general and
  administrative expense...        18.1           15.6          42.3           37.8          14.7        16.9
Operating (loss) income....        (3.3)           5.9         (28.0)         (19.6)          7.4         5.4
Interest expense...........         4.9            4.3          10.8           12.1           4.4         5.0
(Loss) income before income
  taxes and cumulative
  effect of a change in
  accounting principle.....        (9.7)           1.5         (40.8)         (32.6)          3.1         0.8

  YEAR ENDED DECEMBER 31, 2004 VERSUS THE YEAR ENDED DECEMBER 31, 2003

     Net sales for the year ended December 31, 2004 of $413.0 million decreased 3.5% from sales of $428.0 million for the year ended December 31, 2003. Net sales in the HVACR segment of $372.0 million in 2004 decreased 5.8% from $394.8 million in 2003 as a result of much cooler than normal summer weather in key North American markets, causing a very poor retail sales environment which not only prevented in-season sales re-orders, but also resulted in customer returns. Lower prices on room air conditioners also contributed to lower sales. Partially offsetting the lower sales of room air conditioners in North America was the growth of residential central air conditioner products globally and sales of all air conditioner products in Asia. Sales in the Engineered Products reporting segment increased by 23.5% to $41.0 million in 2004, compared to $33.2 in 2003, due to growth in industrial air cleaners in Asia and North America. Industry-wide prices began to increase entering 2005.

     Gross profit declined to $60.2 million, or 14.6% of net sales, in the year ended December 31, 2004, compared to $91.2 million, or 21.3% of net sales in 2003. Gross profit in the HVACR segment of $45.5 million, or 12.2% of net sales in 2004 decreased from $78.2 million, or 19.8% of net sales in 2003 as a result of lower prices on room air conditioners, higher component and raw material costs due to increases in commodity prices, including the loss of a value-added tax (VAT) rebate of approximately $9.2 million, and by unabsorbed manufacturing costs associated with the transfer of production from several U.S. factories to China of $5.0 million. Gross profit in the Engineered Products segment of $14.7 million in 2004 increased from $12.3 million in 2003 as a result of increased sales, but gross profit as a percentage of sales of 36.0% in 2004 decreased from 39.1% in 2003 as a result of higher component and raw material costs.

     Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2004 were $74.8 million, or 18.1% of net sales, compared to $66.8 million, or 15.6% of net sales in 2003. SG&A expenses were higher than the prior year as a result of higher selling expenses of $6.5 million due to increased selling activity globally, and increased warehousing costs of $2.8 million to support higher inventory caused in part by increased requirements and as a result of the cooler than normal weather conditions in North America. These increases were partially offset by a reduction in administrative expenses.

     Operating loss for the year ended December 31, 2004 was $13.7 million, or 3.3% of net sales, compared to operating profit of $25.2 million, or 5.9% of net sales, in 2003. The decrease reflects lower sales of room air conditioners in North America, higher material costs, unabsorbed overhead and higher selling and warehousing expenses.

     Net interest expense increased in 2004 to $20.1 million, or 4.9% of net sales, compared to $18.6 million, or 4.3% of net sales, in 2003. Interest expense consisted of interest on the Company's long-term debt, most of which was refinanced during 2004, and interest on short-term working capital loans in Asia and on the Company's revolving credit facility in the U.S. Net interest expense was higher than prior year due to higher short-term borrowings during the period.

     A loss on debt extinguishment of $8.1 million was recorded during the year ended December 31, 2004 in connection with the extinguishment of the Company's ten-year notes and the issuance of new ten-year notes due March 2014. The charge consisted of $4.9 million of call premiums required to be paid to note holders and $3.2 million for the write-off of unamortized debt discount and deferred financing costs. A $0.8 million credit due to a revision in management's estimates of required restructuring reserves for ongoing projects associated with a 2001 restructuring was recorded in 2004.

     Net loss applicable to common stockholders in 2004 was $30.1 million, or 99 cents loss per diluted common share. Net income applicable to common stockholders in the year ended December 31, 2003 was $3.2 million, or 11 cents earnings per diluted common share.

  FOUR MONTHS ENDED DECEMBER 31, 2003 VERSUS THE FOUR MONTHS ENDED DECEMBER 31, 2002

     Net sales in the four-month period ended December 31, 2003 increased by 12.7% to $55.6 million, compared to $49.3 million in the prior-year, four-month period. The improvement was the result of an increase of $6.3 million, or 17.2%, within the HVACR reporting segment due to increased air conditioner sales in Asia and dehumidifier sales in North America. Sales in the Engineered Products reporting segment of $12.7 million were essentially flat compared to prior year, as weak sales of commercial and industrial air cleaners in Europe and North America were offset by sales growth in Asia.

     The gross profit in the four-month period ended December 31, 2003 was $7.3 million, or 13.1% of net sales, compared to $9.0 million, or 18.2% of net sales, in the prior-year, four-month period. The lower gross margin was the result of costs associated with the closing of our air conditioner production plant in Georgia and consolidation of the production of commercial air conditioners at our plant in Texas. Costs associated with this manufacturing rationalization and redundant overhead costs between the two plants during the period amounted to approximately $2.0 million. We also incurred start-up and transition costs of approximately $2.2 million during the period associated with the transfer of production of additional high-volume products from the U.S. to China. Margins were also affected during the period due to an increase in sales of lower margin products.

     SG&A expenses in the four months ended December 31, 2003 were $23.5 million, or 42.3% of net sales, compared to $18.7 million, or 37.8% of net sales, in the prior-year four-month period. The SG&A expenses in the 2003 period included two non-recurring charges. A non-cash charge of $2.3 million was recorded due to the variable accounting treatment associated with the value of re-priced stock options to reflect the increase in the market price of our stock. All of the re-priced options were exercised or expired during the period and will have no further effect on SG&A expenses in subsequent periods. A $1.6 million charge was recorded to account for a tax gross-up upon the expiration of restrictions on stock granted pursuant to an employment agreement in October 1997.

     The operating loss in the four months ended December 31, 2003 was $15.6 million, or 28.0% of net sales, compared to an operating loss of $9.7 million, or 19.6% of net sales, in the prior-year, four-month period.

     Net interest expense in the four months ended December 31, 2003 of $6.0 million was approximately equal to the prior-year, four-month period and consisted primarily of interest expense on our long-term debt. Net interest expense as a percent of net sales was lower than prior year due to the increase in sales.

     Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we were required to perform a transitional goodwill impairment test. The transitional goodwill impairment test was completed during the fourth quarter of fiscal year 2003. As a result, we recognized a non-cash transitional goodwill impairment charge of $11.9 million in our Engineered Products segment, because the projected financial performance of the Engineered Products segment was insufficient to support the related goodwill. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of September 1, 2002.

     Net loss in the four months ended December 31, 2003 applicable to common stockholders, before the cumulative effect of a change in accounting principle, was $15.8 million, compared to a net loss in the four months ended December 31, 2002 applicable to common stockholders, before the cumulative effect of a change in accounting principle, of $10.9 million. Net loss applicable to common stockholders in the four months ended December 31, 2002, including the $11.9 million non-cash transitional goodwill impairment charge, was $22.8 million.

  YEAR ENDED AUGUST 31, 2003 (FISCAL 2003) VERSUS THE YEAR ENDED AUGUST 31, 2002 (FISCAL 2002)

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

     Gross profit improved to $92.9 million in fiscal 2003 from $83.0 million in fiscal 2002. The gross profit percentage was 22.0% of net sales in fiscal 2003 compared to 22.2% in fiscal 2002. The decline reflects continued deflationary effects on pricing, overhead absorption variances at Engineered Products production facilities due to lower production and sales, higher manufacturing engineering costs related to the movement of additional high-volume production to Asia and start-up expenses related to supporting the introduction of new products globally.

     SG&A expenses for fiscal 2003 were $61.9 million, or 14.7% of net sales, compared to $63.1 million, or 16.9% of net sales, in fiscal 2002. The decrease was primarily due to the elimination of goodwill amortization expense.

     Operating income increased 53.2% in fiscal 2003 to $31.1 million, or 7.4% of net sales, compared to $20.3 million, or 5.4% of net sales, in fiscal 2002, which included $3.0 million in goodwill amortization expense. The increase in operating income reflects higher sales and improved operating leverage within the HVACR segment.

     Net interest expense decreased in fiscal 2003 to $18.5 million, or 4.4% of net sales, compared to $18.6 million, or 5.0% of net sales, in fiscal 2002 due to lower borrowing costs on our short-term lines of credit.

     Upon adoption of SFAS No. 142, we were required to perform a transitional goodwill impairment test. The transitional goodwill impairment test was completed during the fourth quarter of fiscal year 2003. As a result, we recognized a non-cash transitional goodwill impairment charge of $11.9 million in our Engineered Products segment, because the projected financial performance of the Engineered Products segment was insufficient to support the related goodwill. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of September 1, 2002.

     Net income in fiscal 2003 applicable to common stockholders before the cumulative effect of a change in accounting principle was $8.2 million compared to net income of $8.0 million in fiscal 2002. Net loss applicable to common stockholders in fiscal 2003, including the $11.9 million non-cash transitional goodwill impairment charge, was $3.7 million. Net income in fiscal 2002 benefited from a $6.0 million reduction in accrued tax liabilities. The reduction was due to reserves no longer required for federal, state and foreign tax purposes primarily due to favorable audit results and a change in estimate for foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital requirements are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of our lines of credit occurring early in the calendar year. Cash on hand amounted to $22.8 million at December 31, 2004 compared to $22.0 million at December 31, 2003.

     Net cash used in operations in calendar 2004 amounted to $21.8 million. This compares to net cash provided by operations in calendar 2003 of $0.4 million. Cash was utilized in operations primarily as a result of the net loss for the year, as well as decreases in accounts payable, offset in part by decreases in inventory due to room air conditioners not being produced during the fourth quarter of 2004, and a decrease in other current assets primarily as a result of a reduction in VAT tax receivable. In calendar 2003, cash was provided by operations primarily as a result of net income and an increase in accounts payable, offset, in part, by an increase in finished goods inventories. Net cash used in operations for the four months ended December 31, 2003 amounted to $58.2 million, compared to $53.0 million in the prior-year, four-month period. A build-up in inventory to support seasonal requirements was the main use of cash during this period. Net cash provided by operations in fiscal 2003 was $5.6 million, primarily as a result of an increase in accounts payable and accrued expenses, offset, in part, by increased finished goods inventories.

     Net inventories at December 31, 2004 were $132.9 million compared to $145.5 million at December 31, 2003. The decrease is a result of reduced production of room air conditioners in the fourth quarter of 2004 to align inventory levels to lower expected sales of room air conditioners in 2005, as a result of higher inventory levels throughout distribution channels following the cool summer in key North American markets in 2004. Net inventories at December 31, 2003 were $145.5 million compared to $78.9 million at August 31, 2003 (the end of fiscal
2003), and $103.7 million at December 31, 2002. Inventories increased during this period due to inventory required to support the expansion of sales of central air conditioners globally and all products in Asian markets, as well as to meet U.S. retailers' earlier shipment requirements for the 2004 season. Net inventories at August 31, 2003, were $78.9 million, compared to $48.6 million at the end of fiscal 2002. The increase in finished goods was the result of a build-up of inventory to support in-season sales due to the shift to offshore production of high-volume products and to support sales of new products globally.

     In the fiscal year ended August 31, 2003, we completed two exchange offers in which a new class of cumulative preferred stock was offered to stockholders in exchange for our Common Stock. The exchange offers were intended to provide an opportunity to stockholders interested in a security that will provide significantly higher dividends than the Common Stock. The exchange of 2,315,750 shares of Common Stock for 323,947 shares of Series A Cumulative Preferred Stock was completed on December 27, 2002, and the exchange of 633,082 shares of Common Stock for 88,276 shares of Series A Cumulative Preferred Stock was completed on March 18, 2003.

     Subsequently, on two occasions, we distributed transferable rights to our Common and Class B stockholders entitling them to purchase the Series A Cumulative Preferred Stock at a discount to market prices. The rights offerings were made to raise capital for possible future strategic acquisitions, to decrease the use of debt for working capital and for general corporate purposes. As of the expiration of the first offer on August 12, 2003, 262,316 rights had been subscribed for gross proceeds to us of $6.2 million. As of the expiration of the second offer on January 16, 2004, 1,195,092 rights had been subscribed for net proceeds to us of approximately $28.0 million.

     Net cash used in investing activities in calendar 2004 was $14.1 million and primarily consisted of capital expenditures for the year of $6.8 million which related primarily to investments in tooling, machinery and equipment to support production and R&D in Asia, and the November 2004 acquisition of Addison Products Division of Heat Controller, Inc., for $7.8 million. Net cash used in investing activities in calendar 2003 amounted to $5.0 million and consisted primarily of capital expenditures of $6.4 million and a March 2003 investment in a joint venture with Suning Appliance Group to manufacture split-type air conditioners in China. The Company has a 2/3 interest in the joint venture, Fedders Suning (Nanjing) Co., Ltd. Net cash used in investing activities in the four-month period ended December 31, 2003, consisted of capital expenditures of $2.1 million, primarily to support the expansion of production capacity in Asia, offset by the sale of our interest in a former joint venture in Spain for $1.6 million. Net cash used in investing activities in fiscal 2003 was $7.4 million versus $14.6 million in the prior year. Capital expenditures in fiscal 2003 were $7.3 million compared to $7.8 million in fiscal 2002 and were primarily related to investments in tooling, machinery and equipment to support production in Asia.

     Net cash provided by financing activities in calendar 2004 amounted to $36.6 million, consisting primarily of $27.1 million in short-term borrowings to support operating needs and the acquisition of Addison, and $28.3 million of proceeds from the exercise of subscription rights. These were offset in part by a call premium and deferred financing charges paid of $10.4 million resulting from refinancing long-term debt and dividend payments of $7.7 million. This compares to cash provided by financing activities of $3.8 million in calendar 2003, consisting of short-term borrowings of $6.1 million to support production, offset by $4.3 million in repayments of long-term debt and cash dividends of $4.6 million. Net cash provided by financing activities during the four months ended December 31, 2003 was $19.9 million and consisted primarily of $22.9 million in short-term borrowings to support production in Asia and $1.7 million of proceeds from stock options exercised, offset by $2.4 million of cash dividends and the repayment of $2.3 million of long-term debt. Net cash used in financing activities in fiscal 2003 amounted to $4.7 million and consisted primarily of $4.1 million of cash dividends and repayments of debt of $6.4 million, offset by $6.2 million in proceeds from a rights offering. Net cash used in financing activities in the prior year was $3.4 million and consisted primarily of $3.7 million of cash dividends paid.

     We declared quarterly dividends of 12 cents on each share of outstanding Common and Class B Stock and $2.15 on each share of outstanding Preferred Stock in calendar 2004. We declared quarterly dividends of 12 cents on each share of outstanding Common and Class B Stock and $2.15 on each share of outstanding Preferred Stock in calendar 2003. As a result of Fedders Corporation being included in the covenants of the 9 7/8% Senior Notes due 2014 (see below), payment of dividends by Fedders Corporation to its stockholders will be limited by the terms of those covenants.

     In calendar 2004, our $100.0 million revolving credit facility was utilized for seven months with a maximum outstanding balance during the fiscal year of $40.5 million. The term of this credit facility expires on February 1, 2006. We also utilized short-term borrowing facilities to support production in our China operations. There was a maximum outstanding balance of $42.1 million in China during 2004.

     Senior Notes bearing interest at 9 7/8% with an aggregate $155.0 million principal amount maturing in 2014 (the "Senior Notes") were issued during 2004 by Fedders North America, Inc. ("FNA") to refinance $150.0 million outstanding of 9 3/8% Senior Subordinated Notes due in 2007.

     On June 24, 2005, FNA defaulted on the covenant in the indenture pursuant to which the Senior Notes were issued (the "Indenture") requiring us to file a Form 10-K for the year ended December 31, 2004. This delay in filing the Form 10-K also resulted in a default under our agreement with Wachovia Bank, NA (the "Senior Lender"). On September 13, 2005, FNA received the written consent from holders of a majority in aggregate principal amount of the outstanding Senior Notes under the Indenture waiving the default in performance of this covenant and consenting to the adoption of the First Supplemental Indenture and Waiver, dated September 13, 2005, (the "First Supplemental Indenture") among Fedders Corporation, Fedders North America, Inc., the Guarantors named in the Indenture (the "Guarantors") and U.S. Bank National Association, as Trustee (the "Trustee"). The First Supplemental Indenture established a waiver period (the "Waiver Period"), which ends on December 31, 2005, during which the Company must complete the filing of this Form 10-K and of the Forms 10-Q for the first, second and third quarters of 2005. The Company currently expects to complete these filings during the Waiver Period.

     A default under the Indenture or under our agreement with the Senior Lender will trigger a cross default under the terms of the other agreement. During 2005, as a result of the delay in filing this annual report on Form 10-K and quarterly reports on Form 10-Q for the first and second quarters, the Company was in default of its agreement with the Senior Lender related to a covenant requiring the Company to timely file these reports. The Company subsequently received a waiver of this default. See Note 15 to the consolidated financial statements. By the terms of the waiver, the Company must file its Form 10-K on or before September 30, 2005 and Forms 10-Q for the first and second quarters of 2005 on or before November 30, 2005. The Company currently expects to file these reports by such date.

     In order to obtain the consent of the holders of the Senior Notes, pursuant to the First Supplemental Indenture, the Company and FNA agreed that during the Waiver Period an additional 100 basis points of interest will accrue on the principal amount of the Senior Notes, which amount shall be payable with the interest payment due on March 1, 2006.

     In connection with the waiver of the default, the Indenture was amended by the First Supplemental Indenture as follows:

     - To include the Company under certain covenants of the Indenture;

     - To limit the Company, FNA and the Restricted Subsidiaries, as defined in the First Supplemental Indenture (the "Restricted Subsidiaries"), from making restricted payments, including dividends, incurring debt obligations or making acquisitions during the Waiver Period;

     - To require the Company to enter into a pledge agreement pursuant to which it granted a second lien on the stock of Fedders International, Inc. to secure its obligations under its guarantee in the Indenture.

     Pursuant to the Indenture, FNA was required to make a semi-annual interest payment to the noteholders on September 1, 2005. FNA did not make the payment on or before September 1, 2005. Under the terms of the Indenture, a failure to make an interest payment by the date due is not an event of default if the payment is made within 30 days from the date it was originally due. FNA utilized the 30 day grace period in order to complete the documentation required for the waiver and paid all accrued interest due on the Senior Notes on September 14, 2005.

     The following summarizes Fedders' contractual cash obligations and commercial commitments at December 31, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                                     PAYMENTS DUE BY PERIOD
                                   ----------------------------------------------------------
                                                         LESS THAN
                                              -------------------------------
CONTRACTUAL OBLIGATION              TOTAL     1 YEAR    2-3 YEARS   4-5 YEARS   AFTER 5 YEARS
----------------------             --------   -------   ---------   ---------   -------------
                                                     (AMOUNTS IN THOUSANDS)
Long-term debt, including current
  maturities.....................  $159,142   $ 1,154    $ 2,049     $ 1,216      $154,723
Capital lease obligations........     3,397       499      1,679         214         1,005
Operating leases and contractual
  minimum payments...............    33,837     5,138      8,606       7,913        12,180
Short term notes.................    57,571    57,571         --          --            --
Pension obligation...............    16,562     1,656      3,312       3,312         8,282
                                   --------   -------    -------     -------      --------
Total contractual cash
  obligations....................  $270,509   $66,018    $15,646     $12,655      $176,190
                                   ========   =======    =======     =======      ========

     From time to time, subsidiaries of the Company may guarantee the debt of certain unconsolidated joint ventures, up to a maximum of the Company's ownership percentage in the unconsolidated joint venture. The Company currently holds no collateral for such guarantees. The Company's subsidiaries would be obligated to perform in the event the unconsolidated joint ventures fail to pay the principal and interest on the loans or fail to comply with the terms of the loan agreement.

                                                        COMMITMENTS BY PERIOD
                                      ----------------------------------------------------------
                                               LESS THAN (AMOUNTS IN THOUSANDS)
                                               ---------------------------------
OTHER COMMERCIAL COMMITMENTS          TOTAL    1 YEAR    2-3 YEARS    4-5 YEARS    AFTER 5 YEARS
----------------------------          ------   -------   ----------   ----------   -------------
                                                        (AMOUNTS IN THOUSANDS)
Guarantee of debt...................  $2,643   $1,219      $1,155        269             --
                                      ------   ------      ------        ---           ----
Total commercial commitments........  $2,643   $1,219      $1,155        269             --
                                      ======   ======      ======        ===           ====

     The Company has incurred operating losses and used cash in its operations and for investment in both the four month period ended December 31, 2003 and the year ended December 31, 2004 requiring the Company to utilize higher levels of its short-term borrowing facilities to fund ongoing operations. In an effort to reduce costs and enhance the Company's liquidity, management has taken steps to rationalize and consolidate certain of its domestic operations and reduce redundancies and overlap within its organizational structure. In addition, the Company has offered for sale all of the capital stock of Melcor Corporation, its thermal management subsidiary, and its industrial facility and 182 acres of development property in Walkersville, Maryland. The Company is currently negotiating a contract for the sale of Melcor, and an auction of the facility and property in Maryland will take place on November 1, 2005. The Company expects minimum cash proceeds from the two transactions to total in excess of $30 million.

     Management believes that through existing operations, as well as the steps outlined above, the Company's existing and future sources of cash, anticipated future earnings, and short-term borrowing capacity are adequate to meet the demands of its operations and its short and long-term credit requirements. In addition, the Company believes it will be able to secure a revolving credit facility upon the expiration of its current revolving credit facility with Wachovia Bank, NA, which expires in February 2006.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the EITF reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as investments accounting for under the cost method of accounting. In September

2004, the FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 when finalized are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets", as an amendment of APB Opinion No. 29. FAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement shall be applied prospectively. The Company will adopt FASB Statement No. 153 in its third quarter of fiscal 2005 and does not expect it to have material impact on the results of operations, financial position, or cash flows.

     In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes." The provisions of FSP 109-1 are effective immediately. The Company is currently evaluating the impact of the new Act, which may allow the Company to qualify for a benefit beginning in fiscal 2005.

     In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. As disclosed in Note 7 to the consolidated financial statements, the Company will repatriate foreign earnings under this provision, and accordingly has reduced its U.S. tax provision at December 31, 2004 by $1.1 million for the U.S. tax differential.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", to improve the comparability of cross-border financial reporting. This statement amends and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43, Chapter 4. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this statement will be applied prospectively. The Company is currently assessing the impact that FASB Statement No. 151 will have on its results of operations, financial position, or cash flows.

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised
2004), "Share-Based Payment," ("Statement 123(R)") which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25") and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) is effective for the Company as of January 1, 2006. The Company is currently assessing the impact that Statement 123(R) will have on its results of operations, financial position, or cash flows.

     On December 23, 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132." This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures for foreign plans. The Company adopted this statement in December 2003.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

  ESTIMATES

     In preparing financial statements in accordance with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  DEFERRED TAX ASSETS

     At December 31, 2004, we had US and foreign net operating loss carry-forwards of approximately $39 million and $6 million respectively, for which we recorded a deferred tax asset. For us to realize the benefit of our deferred tax asset, we must achieve future earnings prior to the expiration of our net operating loss carry-forwards. We have established a valuation allowance against the future tax benefit of a portion of our net operating loss carry-forwards. We may need to further adjust that valuation allowance if future earnings are, or are projected to be, significantly different from current estimates. The valuation allowance reflects the uncertainty associated with the realization of deferred tax assets. The increase in the valuation reserve was due primarily to foreign net operating losses.

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

     We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the recoverability of the carrying amount of an asset or asset group should be assessed. We assess the carrying amount of the asset or asset group by comparing the carrying amount to the estimate of cash inflows, net of outflows. If the estimated net cash inflows are less than the asset carrying amount, the asset is written down to fair value. Fair value is based upon quoted market prices, if available. When quoted market prices are not available, we estimate fair value based upon the selling prices of similar assets or valuation techniques. We must estimate the net cash inflows to assess an asset or asset group carrying amount and fair value. Estimates are based upon internal budgets and forecasts. A change in the utilization of the assets or a decision to exit certain product lines or manufacturing locations could impact our estimate of future cash flows. A decrease in estimated future cash flows could reduce the fair values of long-lived assets, increasing the likelihood of impairment, which could have a significant impact on our consolidated results of operations and financial position.

     We are required to test goodwill for impairment at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry amount. We have elected to perform the annual tests for indications of goodwill impairment as of September 30 of each year. We identify potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. We determine fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. We measure the amount of goodwill impairment by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting segment goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized as an operating expense.

WARRANTY AND DEFECTIVE RETURNS

     Our air conditioner products are covered by standard product warranty plans that extend from one to five years. In addition, major retailers have consumer return policies that allow consumers the ability to return product that may be defective in lieu of field service. Upon return to us, these units are inspected, repaired as required, reboxed and held for future sale as factory reconditioned products. A portion of those units returned is not repairable. At the time revenue is recognized, upon shipment, measurements of those sales are reduced by estimates of the future costs associated with fulfilling warranty obligations and for the expense associated with repairing or scrapping defective returns.

     We estimate warranty costs and defective returns utilizing historical failure and defective return rates, which may or may not be indicative of future rates. The estimate for warranty obligations and defective returns is a critical accounting estimate for the HVACR segment.

     Over the past three years, warranty and defective return costs represented approximately 5.4% of sales for the HVACR segment. Each quarter, the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, is reevaluated.

     We have discussed the development and selection of this and other critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

END OF SEASON RETURNS

     Sales are recorded consistent with their related shipping terms upon the passing of title and the risks and rewards of ownership to the customer. For a majority of the Company's customers, title and the risks and rewards of ownership pass at the time of shipment. However, certain of the Company's sales are recorded at the time the products are delivered to the customers. Sales are recorded net of a provision for sales allowances and returns. (See "Warranty and Defective Returns" above).

     The Company estimates a provision for sales allowances and for returns at the time of sale based on consideration of a number of factors including historical experience, customer buying patterns and programs, and information with respect to customer inventory levels. The Company's sales of room air conditioners are seasonal, and, with the exception of certain significant customers, the Company generally does not allow its customers the right of return of unsold product at the end of the selling season. For such significant customers, the Company has a process of estimating potential end of season returns based upon a review of customer inventory levels, taking into account actual and expected sell-through of product during the summer season.

     We have discussed the development and selection of this and other critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISK FACTORS

     Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations such as the recent revaluation of the Chinese currency.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The only activity subject to market risk in which the Company engages is hedging exchange rates. The impact of exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time we engage in hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure that any hedging transactions we enter into will be effective or will not result in foreign exchange hedging loss.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company at December 31, 2004 and 2003, and for the twelve months ended December 31, 2004, August 31, 2003 and four months ended December 31, 2003, the notes thereto and the report of the Company's independent registered public accounting firm thereon are included at pages F-1 through F-[41], herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 14, 2005, Deloitte & Touche LLP ("Deloitte") informed Fedders Corporation (the "Company") that it will not stand for reappointment as the Company's independent registered public accounting firm for the year ending December 31, 2005 or for any of the quarterly reporting periods therein. Deloitte has been engaged to audit the Company's financial statements as of December 31, 2003 and for the transition period from September 1, 2003 through December 31, 2003, and the financial statements as of and for the year ended December 31, 2004, including reporting on management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

     During each of the fiscal years ended December 31, 2004, August 31, 2003 and the four months periods ended December 31, 2003 and the subsequent period from January 1, 2005 through September 30, 2005, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements for such periods.

     During each of the fiscal years ended December 31, 2004, August 31, 2003 and the four months periods ended December 31, 2003, and the subsequent period from January 1, 2005 through September 30, 2005, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K except that Deloitte has disclaimed an opinion on management's process of evaluating the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and has issued an adverse opinion with respect to the operating effectiveness of internal control over financial reporting as of December 31, 2004.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that because of the material weaknesses described below, the Company's disclosure controls and procedures were not effective as of December 31, 2004. To address the deficiencies described below, the Company performed additional analysis and other post-closing procedures to ensure that the Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that (i) the financial statements filed fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

     Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, including the principal executive officer and principal financial officer, has conducted an assessment of its internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and concluded that the Company did not maintain effective internal control over financial reporting. In conducting its assessment, management performed an incomplete review as of December 31, 2004 with respect to all five components of internal control over financial reporting: control environment, risk assessment, control activities, information and communication, and monitoring.

     The Company's management determined that the identified control deficiencies related to the controls listed below are material weaknesses because the Company believes that these deficiencies could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

     - The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below. Principal contributing factors included the turnover of employees in key financial reporting positions, the lack of a formal program for training members of the Company's finance and accounting groups, a lack of a full evaluation of the Company's financial system applications due to incomplete documentation and testing of key controls, and the lack of a complete entity-wide risk assessment. This deficient control environment also contributed to the Company's inability to complete its documentation of controls by the as of date of December 31, 2004, and to complete its assessment of design effectiveness, general computer controls, financial system application controls, and tax controls.

     - Controls over the selection and application of accounting principles generally accepted in the United States of America to resolve non-routine or complex accounting matters are ineffective as a result of inadequate resources and technical accounting expertise, along with a lack of appropriate training.

     - The design and operation of controls over the financial closing and reporting process are ineffective as a result of the lack of timely preparation of account analyses and reconciliations, a lack of appropriate review of account reconciliations and supporting analyses, errors in account balance classifications, and inadequate controls over spreadsheet preparation.

     - Controls over the process for recording and approving journal entries were inadequate as a result of a lack of appropriate evidence of review and approval, and a lack of adequate documentation and support.

     - Controls over the segregation of duties were inadequate due to an inadequate level of accounting and finance resources.

     - Controls over the recording of product revenues were not effective with respect to estimating a provision for returns of seasonal product and the proper cutoff of revenue with respect to a non-routine revenue transaction.

     - The design and operation of controls over the valuation of inventory reserves for the following: refurbishments, shrinkage, manufacturing variances, and intercompany profit; were ineffective as a result of a lack of effective supervisory controls over the monitoring and review of these inventory reserves.

     - Controls over the recording and reconciliation of property, plant and equipment at certain domestic businesses were ineffective as a result of a lack of timely and effective reconciliation of the fixed asset subsidiary ledgers to the general ledger.

     The material weaknesses described above resulted in numerous adjustments to the financial statements as of and for the year ended December 31, 2004 as well as the restatement of comprehensive income as discussed in Note 1 to the consolidated financial statements.

     As a result of the aforementioned control deficiencies, which constitute material weaknesses in internal control over financial reporting, the Company's management has determined that there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

     Management has excluded from its report Fedders Addison Company, Inc. ("Addison"), a material acquisition consummated on November 2, 2004, that was not required to be assessed in 2004. The Company's consolidated revenues for the year ended December 31, 2004 were $413.0 million, of which Addison represented $2.6 million. The Company's total assets as of December 31, 2004 were $405.0 million, of which Addison represented $10.0 million.

     As a result of management's incomplete assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, Deloitte & Touche LLP, our independent registered public accounting firm, was unable to perform auditing procedures necessary to form an opinion on management's assessment and did not express an opinion on management's assessment and expressed an adverse opinion on the effectiveness of internal control over financial reporting.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fedders Corporation:

     We were engaged to audit management's assessment regarding the effectiveness of internal control over financial reporting of Fedders Corporation and subsidiaries (the "Company") as of December 31, 2004. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Fedders Addison Company, Inc., which was acquired on November 2, 2004, and whose financial statements reflect total assets and revenues constituting 2% and 1% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

     As described in the accompanying Management's Report on Internal Control Over Financial Reporting, the Company was unable to complete its assessment of the effectiveness of the Company's internal control over financial reporting. Accordingly, we are unable to perform auditing procedures necessary to form an opinion on management's assessment.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

CONTROL ENVIRONMENT

     The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below. Principal contributing factors included the turnover of employees in key financial reporting positions, the lack of a formal program for training members of the Company's finance and accounting groups, a lack of a full evaluation of the Company's financial system applications due to incomplete documentation and testing of key controls, and the lack of a complete entity-wide risk assessment. This deficient control environment also contributed to the Company's inability to complete its documentation of controls by the as of date of December 31, 2004, and to complete its assessment of design effectiveness, general computer controls, financial system application controls, and tax controls.

SELECTION AND APPLICATION OF ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA

     The Company's controls over the selection and application of accounting principles generally accepted in the United States of America are ineffective as a result of inadequate resources and technical accounting expertise, and a lack of appropriate training, within the accounting function to resolve non-routine or complex accounting matters. This resulted in numerous adjustments to the financial statements as of and for the year ended December 31, 2004, as well as the restatement of comprehensive income (loss) as discussed in Note 1 to the consolidated financial statements. Due to the potential pervasive effect on the financial statement account balances and disclosures, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

THE FINANCIAL CLOSING AND REPORTING PROCESS

     The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the lack of timely preparation of account analyses and reconciliations, a lack of appropriate review of account reconciliations and supporting analyses, errors in account balance classifications, and inadequate controls over spreadsheet preparation. As a result of these deficiencies, numerous adjustments to the financial statements were required as of and for the year ended December 31, 2004. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

INADEQUATE CONTROLS OVER JOURNAL ENTRIES

     The Company did not have appropriate controls around the process for recording and approving journal entries. Numerous instances were identified where journal entries lacked appropriate evidence of review and approval prior to being recorded. Instances also occurred in which journal entries were not adequately documented and supported with appropriate evidence and analysis. These deficiencies constitute a material weakness in internal control over financial reporting in which there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

SEGREGATION OF DUTIES

     The Company did not design and implement controls related to the segregation of duties. This material weakness is due in part to an inadequate level of accounting and finance resources within the organization which could result in a misappropriation of assets. Due to the potential pervasive effect on financial statement account balances and disclosures and the absence of other mitigating controls, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

CONTROLS OVER THE RECORDING OF REVENUES

     The Company's controls over the recording of product revenues were not effective. Specifically, the Company did not properly estimate a provision for returns granted to certain customers as a result of the lack of an established returns policy and effective monitoring of compliance with the policy. This breakdown in control resulted in an overstatement of revenues and an understatement of the related seasonal returns reserve for the three months ended June 30, 2004. Given the materiality of this error, the Company was required to restate its financial statement results for the quarter ended June 30, 2004. In addition, as a result of an inadequate management review and approval process, the Company did not maintain appropriate revenue cutoff at December 31, 2004, with respect to a non-routine revenue transaction. While the effect of this transaction individually was not material to the financial statements taken as a whole, the lack of appropriate controls with respect to the proper recognition of non-routine revenue transactions could have resulted in a material misstatement of the financial statements. The lack of effective controls over the recording of revenues constitutes a material weakness, and given its importance with respect to effective internal control over financial reporting, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

CONTROLS OVER INVENTORY AND COST OF GOODS SOLD

     The Company did not maintain effective control over the valuation of inventory and cost of goods sold specifically related to inventory reserves for the following: refurbishments, shrinkage, manufacturing variances, and intercompany profit. This resulted in adjustments to the Company's financial statements as of and for the year ended December 31, 2004. The Company did not have effective supervisory controls in place with respect to monitoring and reviewing these inventory reserves at its Appliances and Unitary Products businesses domestically, and its Nanjing, China facility. The lack of effective controls over the valuation of inventory and cost of goods sold and the lack of effective supervisory controls constitutes a material weakness, and given the importance of these controls with respect to effective internal control over financial reporting, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

CONTROLS OVER THE RECORDING OF PROPERTY, PLANT AND EQUIPMENT

     The Company did not maintain effective control over the recording and reconciliation of property, plant and equipment at certain of its domestic businesses resulting in adjustments to the Company's financial statements as of and for the year ended December 31, 2004. The Company did not perform timely and effective reconciliations of its fixed asset subsidiary ledgers to the general ledger. The lack of reconciliations performed on a timely basis, and given its importance with respect to effective internal control over financial reporting, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

     Because of the limitation on the scope of our audit described in the second paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management's assessment referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria and the effects of any other material weaknesses, if any, that we might have identified if we had been able to perform sufficient auditing procedures relating to management's assessment process, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and have issued our reports dated September 30, 2005, that express an unqualified opinion on those financial statements and financial statement schedule (which report on the consolidated financial statements includes an explanatory paragraph relating to the restatement discussed in Note 1).

/s/ Deloitte & Touche LLP
----------------------------------------------------

Parsippany, New Jersey
September 30, 2005

     Changes In Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2004. However, in connection with the material weaknesses in internal control over financial reporting discussed above, the Company performed additional analyses and other post-closing procedures, as described above in Evaluation of Disclosure Controls and Procedures, and the audit adjustments to the Company's fourth quarter 2004 financial statements were determined not to be material on an interim or annual basis.

     The deployment of a new suite of software application commenced at the Nanjing, China facility during the fourth quarter of 2004. The new suite of applications will include financial applications, including accounts payable, general ledger, fixed assets, and inventory and reporting. Once fully deployed, the new software, together with the hiring of a new Controller, is intended to further enhance the Company's internal and disclosure controls and its operating efficiencies.

     Management, with the oversight from the Audit Committee, has been addressing all of these issues and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company's remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and tested, and management concludes that these controls are operating effectively.

     Limitations on the Effectiveness of Controls. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.  OTHER INFORMATION

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The Company's directors are Messrs. Sal Giordano, Jr., William J. Brennan, David C. Chang, Michael L. Ducker, Joseph Giordano, Michael Giordano, Howard S. Modlin, S. A. Muscarnera, Anthony E. Puleo and Jitendra V. Singh. Set forth opposite the name of each director/nominee are his age, principal occupation for the past five years, the name and principal business of any corporation or other organization in which such employment is carried on and other business directorships held by the nominee or director. As part of the Fedders Corporate Governance Guidelines, the Board adopted director independence standards incorporating all of the director independence standards of the New York Stock Exchange. These standards require that a director can be considered independent only if the director does not have, and generally has not had in the most recent three years, any material relationships with Fedders, including any affiliation with our independent auditors. The Board has reviewed each of the Directors' relationships with Fedders in light of those standards and has affirmatively determined that all of the Directors, other than Messrs. Sal Giordano, Jr., Joseph Giordano and Michael Giordano, are independent directors.

                                                                                                DIRECTOR
NAME                                                       PRINCIPAL OCCUPATION AND AGE          SINCE
----                                                 ----------------------------------------   --------
Sal Giordano, Jr. .................................  Chairman and Chief Executive Officer of      1965
                                                     Fedders(1)(2); 66

William J. Brennan.................................  Financial Consultant(3); 77                  1980

Dr. David C. Chang.................................  President, Polytechnic University(4); 63     1998

Michael L. Ducker..................................  Executive Vice President, International,     2000
                                                     Federal Express Corporation(5); 51

Joseph Giordano....................................  Retired(1)(6); 72                            1961

Michael Giordano...................................  President of Fedders(1)(7); 41               2004

Howard S. Modlin...................................  President, Weisman Celler Spett &            1977
                                                     Modlin, P.C.(8); 74

S. A. Muscarnera...................................  Retired(1)(9); 63                            1982

Anthony E. Puleo...................................  President, Puleo International,              1994
                                                     Inc.(10); 70

Dr. Jitendra V. Singh..............................  Professor, Wharton School -- University      2004
                                                     of Pennsylvania(11); 51

---------------

 (1) Mr. Joseph Giordano is the brother, Mr. Michael Giordano is the son and Mr. Muscarnera is the cousin, of Mr. Sal Giordano, Jr.

 (2) Mr. Sal Giordano, Jr. has been associated with Fedders in an executive capacity for more than five years. He is also currently the Chairman of the Executive Committee of the Board.

 (3) Mr. Brennan has been a financial consultant since 1989. He previously served as a director of Fedders from 1980 to 1987, and was again elected a director in 1989. Mr. Brennan is also currently the Chairman of the Audit Committee of the Board.

 (4) Dr. Chang is Chancellor and, formerly, President for more than five years, of Polytechnic University located at Six Metrotech Center, Brooklyn, New York 11201. Prior to that, Dr. Chang was Dean of the College of Engineering and Applied Sciences at Arizona State University. Dr. Chang is currently a member of the Compensation, Finance and Nominating and Corporate Governance Committees of the Board. In addition, Dr. Chang serves on the board of AXT, a NASDAQ company, and Time Warner Cable, a wholly owned subsidiary of Time Warner.

 (5) From 1999 to present, Mr. Ducker has been Executive Vice President, International of Federal Express Corporation, located at 3610 Hacks Cross Road, Memphis, Tennessee 38125. Previously, he was President and Division Head, Asia Pacific Region from 1998 and Senior Vice President of that division from 1995. He has been with Federal Express Corporation since 1975. Mr. Ducker is a member of the Audit and Compensation Committees of the Board.

 (6) Mr. Joseph Giordano has been retired for the past five years. He was a Senior Vice President of Fedders until his retirement on August 31, 1992, and President of NYCOR, Inc. until its merger into Fedders on August 13, 1996. Mr. Giordano is currently a member of the Executive and Finance Committees of the Board.

 (7) Mr. Michael Giordano has been associated with Fedders in an executive capacity for more than five years and was appointed to the Fedders Board of Directors in June 2004. He is currently the President of Fedders. Mr. Giordano is a member of the Finance Committee of the Board.

 (8) For the past five years, Mr. Modlin has been the President of the law firm of Weisman Celler Spett & Modlin, P.C., located at 445 Park Avenue, New York, New York 10022. Mr. Modlin is also chairman of the board of directors of General DataComm Industries, Inc. and a director of Trans-Lux Corporation. Mr. Modlin is currently Chairman of the Compensation Committee and a member of the Executive and Audit Committees of the Board.

 (9) Mr. Muscarnera has been retired for the past five years. He was Senior Vice President and Secretary of Fedders prior to his retirement on August 31, 1996. Mr. Muscarnera served in various capacities with Fedders for over 39 years, including human resources and legal. Mr. Muscarnera is currently Chairman of the Finance Committee and a member of the Audit Committee of the Board.

(10) For the past five years, Mr. Puleo has been the President of Puleo International, Inc. located at 3630 Kennedy Road, South Plainfield, New Jersey 07080. Puleo International, Inc. is an importer of seasonal products. Prior to that, Mr. Puleo was President of Boulderwood Corporation. Mr. Puleo is currently Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee of the Board.

(11) Dr. Singh was appointed to the Fedders Board of Directors in June 2004. Dr. Singh has been the Saul P. Steinberg Professor, Department of Management, at the Wharton School of the University of Pennsylvania since 1999. During the period 1998-2001, he was the Vice Dean, International Academic Affairs at the Wharton School. Dr. Singh is currently a member of the Audit and Nominating and Corporate Governance Committees of the Board.

     The Company has a standing Audit Committee. The Audit Committee is comprised of five non-employee directors, William J. Brennan, Michael L. Ducker, Howard S. Modlin, S. A. Muscarnera and Jitendra V. Singh, each of whom is "independent" as that term is defined in Sections 303.01 (B) (2) (a) and (3) of the New York Stock Exchange ("NYSE") listing standards and regulations of the Securities and Exchange Commission ("SEC"). All members are financially literate as required by the applicable NYSE listing standards. In addition, the Board has determined that Mr. William J. Brennan has the financial experience required by the applicable NYSE listing standards and is an "audit committee financial expert" as defined by applicable standards of the SEC.

     Directors who are not employees receive an annual fee of $48,000, payable one-half in cash and one-half in shares of Fedders' Common Stock.

SECTION 16 COMPLIANCE

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to Fedders related to transactions during the fiscal year ended December 31, 2004, Fedders believes that all reports required by Section 16(a) of the Exchange Act were filed on a timely basis.

CODE OF ETHICS

     The Board of Directors of Fedders approved a Code of Business Conduct and Ethics ("Code of Ethics") on October 22, 2002. The Code of Ethics applies to all employees of Fedders including the principal executive officer, principal financial officer, principal accounting officer and controller. Each year, every employee of Fedders must sign a statement acknowledging that they have received and read a copy of the Code of Ethics and agree to comply fully with the standards, policies and procedures contained in the Code of Ethics and Fedders' related policies and procedures. Portions of the Code of Ethics contain the standards of conduct for all financial officers of Fedders. A copy of the Code of Ethics is posted on Fedders' website at HTTP://WWW.FEDDERS.COM.

ITEM 11.  EXECUTIVE COMPENSATION

     The following information is furnished as to all cash compensation paid by Fedders and its subsidiaries during the stub period (as defined in footnote (1)) and the fiscal year ended December 31, 2004 to each of the five highest paid executive officers of Fedders whose aggregate direct compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM COMPENSATION
                                                                                   -----------------------------------
                                                    ANNUAL COMPENSATION                     AWARDS             PAYOUTS
                                            ------------------------------------   -------------------------   -------
(A)                                 (B)       (C)       (D)            (E)            (F)           (G)          (H)
--------------------------------  -------   -------   --------   ---------------   ----------   ------------   -------
                                                                                   RESTRICTED    SECURITIES
                                                                  OTHER ANNUAL       STOCK       UNDERLYING     LTIP
                                  FISCAL    SALARY    BONUS(2)   COMPENSATION(3)    AWARD(S)    OPTIONS/SARS   PAYOUTS
NAME AND PRINCIPAL POSITION       YEAR(1)     ($)       ($)            ($)            ($)           (#)          ($)
---------------------------       -------   -------   --------   ---------------   ----------   ------------   -------
Sal Giordano, Jr. ..............   2004     625,024       -0-       2,393,416           -0-           -0-      333,333
  Chairman and Chief Executive     Stub     208,341   122,514             -0-       855,000       120,000          -0-
  Officer                          2003     622,218   367,542         733,632           -0-           -0-      333,333
                                   2002     591,345   341,440         573,296           -0-       150,000      333,333

Michael B. Etter, Executive.....   2004     300,012       -0-          70,955           -0-           -0-       70,000
  Vice President and President,    Stub     100,004    61,257          10,020           -0-       130,000          -0-
  Fedders Global Sourcing          2003     300,000   183,771          60,715           -0-           -0-       70,000
  Solutions                        2002     290,000   128,040          16,066           -0-       100,000       70,000

Michael Giordano................   2004     269,176       -0-          36,960           -0-           -0-          -0-
  President                        Stub      76,667    38,286          19,933           -0-        70,000          -0-
                                   2003     227,500   114,857          17,148           -0-           -0-          -0-
                                   2002     200,000    64,020          12,062           -0-        75,000          -0-

Kent E. Hansen..................   2004     220,842       -0-          29,539           -0-           -0-          -0-
  Executive Vice President,        Stub      71,669    26,800             -0-           -0-        80,000          -0-
  Administration and Secretary     2003     214,591    80,400          34,794           -0-           -0-          -0-
                                   2002     210,000    64,020          14,655           -0-        75,000          -0-

Robert L. Laurent , Jr. ........   2004     270,842    33,993          33,501           -0-           -0-          -0-
  Executive Vice President,
  Finance                          Stub      88,337    61,257          11,887           -0-        60,000          -0-
  and Acquisitions and             2003     264,176   183,771          16,502           -0-           -0-          -0-
  Chief Financial Officer          2002     255,000   170,720          20,271           -0-        75,000          -0-


(A)                                     (I)
--------------------------------  ---------------

                                     ALL OTHER
NAME AND PRINCIPAL POSITION       COMPENSATION(4)
---------------------------       ---------------
Sal Giordano, Jr. ..............       43,312
  Chairman and Chief Executive          2,377
  Officer                              38,717
                                       34,903
Michael B. Etter, Executive.....       89,781
  Vice President and President,        23,109
  Fedders Global Sourcing              70,322
  Solutions                            12,911
Michael Giordano................       40,535
  President                            33,436
                                        8,146
                                        7,730
Kent E. Hansen..................       32,059
  Executive Vice President,               -0-
  Administration and Secretary         31,375
                                        8,508
Robert L. Laurent , Jr. ........       30,786
  Executive Vice President,
  Finance                              19,597
  and Acquisitions and                 13,698
  Chief Financial Officer              12,084

---------------

(1) On August 26, 2003, the Board of Directors of Fedders changed Fedders' fiscal year end from August 31st to December 31st. The period designated as the "Stub" period represents the period from September 1, 2003 through December 31, 2003.

(2) Bonus payments represent amounts earned for the periods indicated but not paid until the following fiscal year.

(3) Includes tax reimbursement payments and certain fringe benefits.

(4) Includes Fedders' contribution to savings and investment retirement plans on the same basis offered to all employees of Fedders and the value of premiums paid for life insurance policies.

OPTIONS/SAR GRANTS TABLE

     The following table sets forth information concerning the grant of stock options and/or stock appreciation rights (SARs) during the Stub period to the individual executive officers named in the Summary Compensation Table. There were no grants of stock options or SARs during fiscal year 2004 ("Fiscal Year").

     The table shows the number of options granted to each named executive officer, the number of options granted as a percentage of options granted to all employees during the Stub period, the exercise price of each option, the expiration date for each option, and a presentation of the potential realizable value for each option using the Black-Scholes Model.

                       OPTIONS/SAR GRANTS IN STUB PERIOD

                                                                                           ALTERNATIVE
                                                                                           TO (F) AND
                                   INDIVIDUAL GRANTS                                        (G) GRANT
----------------------------------------------------------------------------------------   DATE VALUE
(A)                                        (B)           (C)         (D)         (E)           (H)
                                        NUMBER OF     % OF TOTAL
                                        SECURITIES     OPTIONS
                                        UNDERLYING    GRANTED TO   EXERCISE
                                       OPTIONS/SARS   EMPLOYEES    OR BASE                 GRANT DATE
                                        GRANTED(1)    IN FISCAL     PRICE     EXPIRATION     PRESENT
NAME                                       (#)           YEAR       ($/SH)       DATE      VALUE $(2)
----                                   ------------   ----------   --------   ----------   -----------
Sal Giordano, Jr. ...................    120,000         15.2%       5.65     10/28/2008     223,200
Michael B. Etter.....................    130,000         16.4%       5.65     10/28/2008     241,800
Michael Giordano.....................     70,000          8.9%       5.65     10/28/2008     130,200
Kent E. Hansen.......................     80,000         10.1%       5.65     10/28/2008     148,800
Robert L. Laurent, Jr. ..............     60,000          7.6%       5.65     10/28/2008     111,600

---------------

(1) All vesting restrictions were removed on December 29, 2004.

(2) Present value of the grant at the date of grant of $1.86, under Binomial Model.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     The following table sets forth the number of shares of Common Stock acquired upon exercise of options and the value realized upon exercise during the Stub period and the number of unexercised options and the value of unexercised in-the-money options at the end of the Fiscal Year. No options were exercised during the Fiscal Year.

                 AGGREGATED OPTION/SAR EXERCISES IN STUB PERIOD
                          AND FY-END OPTION/SAR VALUES

                                                                                              VALUE OF
                                                                              NUMBER OF      UNEXERCISED
                                                                             UNEXERCISED    IN-THE-MONEY
                                                                             OPTIONS AT      OPTIONS AT
                                                                             FY-END (#)      FY-END ($)
                                                 SHARES                     -------------   -------------
                                              ACQUIRED ON       VALUE       EXERCISABLE/    EXERCISABLE/
NAME                                          EXERCISE (#)   REALIZED ($)   UNEXERCISABLE   UNEXERCISABLE
----                                          ------------   ------------   -------------   -------------
Sal Giordano, Jr. ..........................    157,500        300,000        E 232,500       E 67,500
                                                                              U     -0-       U    -0-
Michael B. Etter............................    130,000        331,753        E 230,000       E 60,000
                                                                              U     -0-       U    -0-
Michael Giordano............................     88,750        180,800        E 126,250       E 33,750
                                                                              U     -0-       U    -0-
Kent E. Hansen..............................     80,000        178,081        E 155,000       E 45,000
                                                                              U     -0-       U    -0-
Robert L. Laurent, Jr. .....................     78,750        107,813        E 116,250       E 33,750
                                                                              U     -0-       U    -0-

---------------

(1) On December 29, 2004, Fedders' Board of Directors approved the elimination of vesting restrictions on all outstanding stock option grants. The Board's action was prompted by accounting considerations related to these options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is comprised of four directors, Howard S. Modlin, David C. Chang, Michael L. Ducker and Anthony E. Puleo. None of the members of the Committee was an officer or employee of the Company or had any relationship or was involved in any transaction requiring disclosure under applicable rules and regulations.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Committee submitted a compensation plan to the Board of Directors for the fiscal year ended December 31, 2004 which was approved by the Board on February 3, 2004. In determining the total compensation package for the chief executive officer and all other executive officers for the fiscal year ended December 31, 2004, the Committee considered several factors including: the performance of Fedders; the individual contribution of each executive officer; the need to attract and retain highly qualified executives necessary to build long-term stockholder value; and the need to link a portion of each executive officer's long-term capital accumulation to the growth in the market value of Fedders' stock. Executive compensation was broken down into two major components
(i) cash compensation, and (ii) incentive bonus. Sal Giordano, Jr. has an employment contract with Fedders.

     Cash compensation for the fiscal year ended August 31, 2003 is shown on the Summary Compensation Table. For the fiscal year ended December 31, 2004, the Committee recommended and the Board adopted the same bonus plan as the last fiscal year, which applied percentages against consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") of Fedders minus $1,000,000 and, with respect to certain officers, against EBITDA of the operations for which they are responsible and certain additional goals. The bonuses under the plan are based heavily upon the performance of Fedders. The amount of the bonuses for the fiscal year ended December 31, 2004 range from 0.19% to 1% of EBITDA. With respect to the individuals named in the Summary Compensation Table, the following percentages of EBITDA or potential bonus amount were designated: Mr. Sal Giordano, Jr., 1%; Mr. Michael B. Etter, 0.5%; Mr. Michael Giordano, 0.5%; Mr. Kent E. Hansen, 0.21875%; and Mr. Robert L. Laurent, Jr., 0.5% or, if higher, 0.5% of the total purchase price (equity plus debt) of all acquisitions completed during the fiscal year. The gross amount of each bonus is reduced if completion of certain key projects deemed critical to Fedders' success is not achieved. There are 25 such key items which are known as "critical drivers." For each critical driver not achieved, 1% is deducted from the gross amount of each bonus.

     The federal income tax law limits the deductibility of certain compensation paid to the Chief Executive Officer and the four other most highly compensated executives (the "covered employees") in excess of the statutory maximum of $1 million per covered employee. The Committee's general policy is, where feasible, to structure compensation paid to the covered employees so as to maximize the deductibility of such compensation for federal income tax purposes; however, there may be circumstances where portions of such compensation will not be deductible.

                                          Respectfully submitted,

                                          COMPENSATION COMMITTEE
                                          HOWARD S. MODLIN -- Chairman
                                          DAVID C. CHANG
                                          MICHAEL L. DUCKER
                                          ANTHONY E. PULEO

EMPLOYMENT CONTRACTS

     Mr. Sal Giordano, Jr. has an Employment Agreement with Fedders which was entered into in December 2001 and expires on September 30, 2006. The material provisions of the Agreement include: (1) an annual base salary of at least $591,345, which is reviewable annually and subject to increase and (2) eligibility to receive an annual bonus of not less than 1% of Fedders' earnings before income taxes, net interest expense, depreciation and amortization in excess of $1 million (3) a loan, to be repaid in six annual installments following his retirement and (4) a grant of restricted stock.

PERFORMANCE GRAPH

     The following graph provides a comparison of the cumulative total stockholder return on Fedders' Common Stock with returns on the New York Stock Exchange Composite Index, and stocks included in the "Home Appliance" category by The Value Line Investment Survey.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                           AMONG FEDDERS CORPORATION,
                NYSE COMPOSITE INDEX, AND HOME APPLIANCE STOCKS

                              (PERFORMANCE GRAPH)

--------------------------------------------------------------------------------
                        1999      2000      2001      2002      2003      2004
--------------------------------------------------------------------------------
 FEDDERS CORPORATION   100.00     86.10     58.14     56.48    148.41     76.76
--------------------------------------------------------------------------------
 PEER GROUP INDEX      100.00     75.00     89.17     82.52    103.33    131.36
--------------------------------------------------------------------------------
 NYSE MARKET INDEX     100.00    102.38     93.26     76.18     98.69    111.45
--------------------------------------------------------------------------------

                    ASSUMES $100 INVESTED ON JANUARY 1, 2000
                          ASSUMES DIVIDENDS REINVESTED
                      FISCAL YEAR ENDED DECEMBER 31, 2004

     The Peer Group Index is made up of the following companies' securities:
Black & Decker Corporation, Fedders Corporation, Maytag Corporation, National Presto Industrial, Toro Co. and Whirlpool Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

             SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
                         BENEFICIAL OWNERSHIP TABLE(1)
                            AS OF SEPTEMBER 1, 2005

                                                                                        TOTAL OF ALL CLASSES
                                   COMMON STOCK                CLASS B STOCK         --------------------------
                             -------------------------   -------------------------                  PERCENT OF
                             BENEFICIALLY     PERCENT    BENEFICIALLY     PERCENT    BENEFICIALLY      CLASS
NAME OF BENEFICIAL OWNER        OWNED         OF CLASS      OWNED         OF CLASS      OWNED       OUTSTANDING
------------------------     ------------     --------   ------------     --------   ------------   -----------
DIRECTORS
Sal Giordano, Jr. .........  2,355,432(2)(4)     8.3%     2,488,822(6)      99.9%     4,844,254        15.8%
William J. Brennan.........      73,155            *             --           --         73,155           *
Dr. David C. Chang.........      36,178            *             --           --         36,178           *
Michael L. Ducker..........      26,270            *             --           --         26,270           *
Joseph Giordano............  1,522,389(2)(5)     5.4%     2,488,822(6)      99.9%     4,011,211        13.2%
Michael Giordano...........     226,761            *                                                      *
Howard S. Modlin...........     692,841(3)       2.5%            --           --        692,841         2.3%
S.A. Muscarnera............     176,556            *             --           --        176,556           *
Anthony E. Puleo...........      72,855            *             --           --         72,855           *
Dr. Jitendra V. Singh......       5,661            *                                      5,661           *
OFFICERS
Michael B. Etter...........     245,000            *             --           --        245,000           *
Kent E. Hansen.............     186,165            *             --           --        186,165           *
Robert L. Laurent, Jr. ....     473,381          1.7%            --           --        473,381         1.7%
All Officers and Directors
  as a Group...............   5,461,609         19.4%     2,488,822         99.9%     7,950,431        26.0%

---------------

 *  Less than 1%

(1) All amounts shown include shares of which the named individuals have the right to acquire beneficial ownership within 60 days as a result of the transactions described in Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended.

(2) The amount shown includes 905,042 shares that are held by corporations in which Messrs. Sal Giordano, Jr. and Joseph Giordano are officers, directors and stockholders and share voting and investment power over such shares.

(3) Includes 674,542 shares owned by members of Mr. Modlin's family, as to which Mr. Modlin disclaims beneficial ownership.

(4) Includes 18,119 shares held of record by Mr. Giordano's wife, 357,574 shares held of record by Mr. Giordano's wife in trust for their grandchildren, as to which Mr. Giordano disclaims beneficial ownership, and 71,630 shares held by Mr. Giordano as trustee in trust for himself.

(5) Includes 71,630 shares held by Mr. Giordano as trustee in trust for himself and 192,769 shares held by Mr. Giordano in trust for his grandchildren.

(6) Shares owned by Giordano Holding Corporation, as to which Messrs. Sal Giordano, Jr. and Joseph Giordano share voting and investment power.

                       PRINCIPAL STOCKHOLDERS OF FEDDERS

     The following table sets forth information at September 1, 2005 with respect to the beneficial ownership of Fedders' voting securities by all persons known by Fedders to own more than 5% of Fedders' outstanding voting securities. Unless otherwise indicated, the owners listed have sole voting and investment power.

                                                                                  AMOUNT
                                                                               BENEFICIALLY   PERCENT
TITLE OF CLASS                      NAME AND ADDRESS OF BENEFICIAL OWNER(1)       OWNED       OF CLASS
--------------                     -----------------------------------------   ------------   --------
Common Stock.....................  Sal Giordano, Jr.(1)                         2,355,432        8.3%
                                   c/o Fedders Corporation
                                   Liberty Corner, NJ 07938
Common Stock.....................  Joseph Giordano(1)                           1,522,389        5.4%
                                   c/o Fedders Corporation
                                   Liberty Corner, NJ 07938
Common Stock.....................  Gabelli Asset Management Inc.                3,331,925      11.85%
                                   One Corporate Center
                                   Rye, NY 10580
Class B Stock....................  Sal Giordano, Jr. and Joseph Giordano(1)     2,488,822       99.9%
                                   c/o Fedders Corporation
                                   Liberty Corner, NJ 07938

---------------

(1) See footnotes 3, 4, 5 and 6 to the previous table for more detailed information with respect to the security ownership of the named individuals.

                               STOCK OPTION PLANS

     All stock option plans, as approved by the stockholders, provide for the granting to employees and officers of incentive stock options (as defined under current tax laws) and non-qualified stock options. All of the plans provide for the granting of non-qualified stock options to directors who are not employees. Stock options are exercisable one year after the date of grant. Options, if not exercised, will expire five years from the date of grant. In December 2004, the Company eliminated all vesting restrictions on outstanding options.

                                       (A)                     (B)                     (C)
                                                                               NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES                            FUTURE ISSUANCE UNDER
                                  TO BE ISSUED          WEIGHTED-AVERAGE       STOCK OPTIONS PLANS
                                UPON EXERCISE OF        EXERCISE PRICE OF     (EXCLUDING SECURITIES
STOCK OPTION PLAN CATEGORY     OUTSTANDING OPTIONS     OUTSTANDING OPTIONS   REFLECTED IN COLUMN (A))
--------------------------   -----------------------   -------------------   ------------------------
Stock option plans approved
  by stockholders..........           1,474                   $4.30                   1,209
                                      -----                   -----                   -----
Total......................           1,474                   $4.30                   1,209
                                      =====                   =====                   =====

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the information contained in Item 11 and the Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

     See the section entitled "Election of Directors" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on April 26, 2005, which section is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE APPROVAL POLICIES

     (i) The Audit Committee Charter provides that the Audit Committee's duties and responsibilities include prior approval of all audit engagement fees, as well as significant, non-prohibited, non-audit engagements.

     (ii) The Audit Committee approved the indicated percentage of the fees and services described above: audit fees, 100%; audit-related fees, 100%; tax fees, 100%; and all other fees, 0%. As to "all other fees," the audit of the 401(k) plan is an annual requirement and the Board of Directors, including the members of the Audit Committee, approved the filing of the indicated forms, which filings required the services of Deloitte & Touche LLP ("D&T").

AUDIT FEES

     The aggregate fees billed for professional services rendered by D&T, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively "Deloitte"), for the audit of the Company's annual financial statements, review of quarterly financial statements and other services normally provided by the accountant in connection with statutory and regulatory filings for the twelve months ended December 31, 2004, four months ended December 31, 2003 and twelve months ended August 31, 2003 were $2,477,607, $431,046 and $612,840 respectively.

AUDIT-RELATED FEES

     The amounts billed for assurance and related services rendered by Deloitte which were reasonably related to the performance of the audit and review of our financial statements for the twelve months ended December 31, 2004, four months ended December 31, 2003 and twelve months ended August 31, 2003, not reported in the preceding paragraph, were $81,834, $35,000 and $25,462, respectively. These audit-related fees were incurred primarily in connection with due diligence and the audit of the Company's 401(k) plan.

TAX FEES

     The aggregate fees billed for professional services rendered by Deloitte for tax compliance, tax advice and tax planning for the twelve months ended December 31, 2004, four months ended December 31, 2003 and twelve months ended August 31, 2003 were $123,135, $0 and $9,536, respectively.

ALL OTHER FEES

     There were no other professional services rendered by Deloitte for products and services not reported in the preceding paragraphs for the twelve months ended December 31, 2004, four months ended December 31, 2003, and twelve months ended August 31, 2003.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     (a) 1.  Financial Statements

     The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                                PAGE #
                                                              -----------
Consolidated Statements of Operations for the year ended
  December 31, 2004, four months ended December 31, 2003 and
  for the fiscal years ended August 31, 2003 and 2002.......          F-1
Consolidated Balance Sheets at December 31, 2004 and 2003...          F-2
Consolidated Statements of Cash Flows for the year ended
  December 31, 2004, four months ended December 31, 2003 and
  for the fiscal years ended August 31, 2003 and 2002.......          F-3
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2004, four months ended December 31,
  2003 and for the fiscal years ended August 31, 2003 and
  2002......................................................          F-4
Notes to Consolidated Financial Statements..................     F-5-F-41
Reports of Independent Registered Public Accounting Firm....  F-42 & F-46

     (a) 2.  Financial Statement Schedule

Consolidated Schedule as of and for the fiscal year ended
  December 31, 2004, four months ended December 31, 2003 and for the fiscal years ended August 31, 2003 and 2002
II.  Valuation and Qualifying Accounts......................         F-45

     All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

     (a) 3.  Exhibits

 (3)  (i)   Restated Certificate of Incorporation of the Company filed as Exhibit (A) to Annex (A) of the Company's Proxy
            Statement/Prospectus dated January 9, 2002 and incorporated herein by reference.
      (ii)  By-Laws of the Company, filed as Exhibit 3 (ii) to the
            Company's Annual Report on Form 10-K for fiscal year ended
            August 31, 2002, and incorporated herein by reference.
 (4)  (i)   Registration statement on Form S-4 filed with the Securities and Exchange Commission on May 28, 2004 and incorporated
            herein by reference.
      (ii)  First Supplemental Indenture and Waiver dated September 13,
            2005, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 14, 2005 and incorporated herein by reference.
(10)  (i)   Stock Option Plan VIII, filed as Annex F to the Company's
            Proxy Statement -- Prospectus dated May 10, 1996 and
            incorporated herein by reference.
      (ii)  Employment Agreement between the Company and Sal Giordano,
            Jr. effective December 14, 2001, filed as Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference.
(21)        Subsidiaries.
(23)        Consent of Deloitte & Touche LLP.
(31.1)      Certification pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.
(31.2)      Certification pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.
(32.1)      Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.
(32.2)      Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          FEDDERS CORPORATION

                                          By   /s/ ROBERT L. LAURENT, JR.
                                            ------------------------------------
                                                   Robert L. Laurent, Jr.
                                                 Executive Vice President,
                                                  Finance and Acquisitions
                                                and Chief Financial Officer

September 30, 2005

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

                    SIGNATURE                                    TITLE                       DATE
                    ---------                                    -----                       ----

           /s/ SALVATORE GIORDANO, JR.               Chairman and Chief Executive     September 30, 2005
 ------------------------------------------------       Officer and a Director
             Salvatore Giordano, Jr.                 (Principal Executive Officer)

              /s/ WILLIAM J. BRENNAN                           Director               September 30, 2005
 ------------------------------------------------
                William J. Brennan

                /s/ DAVID C. CHANG                             Director               September 30, 2005
 ------------------------------------------------
                  David C. Chang

              /s/ MICHAEL L. DUCKER                            Director               September 30, 2005
 ------------------------------------------------
                Michael L. Ducker

               /s/ JOSEPH GIORDANO                             Director               September 30, 2005
 ------------------------------------------------
                 Joseph Giordano

               /s/ MICHAEL GIORDANO                            Director               September 30, 2005
 ------------------------------------------------
                 Michael Giordano

               /s/ HOWARD S. MODLIN                            Director               September 30, 2005
 ------------------------------------------------
                 Howard S. Modlin

               /s/ S. A. MUSCARNERA                            Director               September 30, 2005
 ------------------------------------------------
                 S. A. Muscarnera

               /s/ ANTHONY E. PULEO                            Director               September 30, 2005
 ------------------------------------------------
                 Anthony E. Puleo

              /s/ JITENDRA V. SINGH                            Director               September 30, 2005
 ------------------------------------------------
                Jitendra V. Singh

            /s/ ROBERT L. LAURENT, JR.                 Executive Vice President,      September 30, 2005
 ------------------------------------------------               Finance
              Robert L. Laurent, Jr.                       and Acquisitions
                                                     (Principal Financial Officer)

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOUR MONTHS        FISCAL YEAR ENDED
                                                   YEAR ENDED         ENDED              AUGUST 31,
                                                  DECEMBER 31,     DECEMBER 31,    -----------------------
                                                      2004             2003           2003         2002
                                                 --------------   --------------   ----------   ----------
                                                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net sales......................................     $413,016         $ 55,554       $421,703     $373,702
Costs and expenses:
  Cost of sales................................      352,761           48,253        328,835      290,652
  Selling, general and administrative
     expense...................................       74,822           23,508         61,904       63,108
  Asset impairment, employee severance and
     other restructuring (credits) charges.....         (842)              --           (115)        (397)
  Gain on sale of joint venture interest.......           --             (638)            --           --
                                                    --------         --------       --------     --------
                                                     426,741           71,123        390,624      353,363
                                                    --------         --------       --------     --------
Operating (loss) income........................      (13,725)         (15,569)        31,079       20,339
Partners' net interest in joint venture
  results......................................         (220)          (1,355)           (14)         713
Interest expense (net of interest income of
  $139, $146, $1,409 & $1,232).................      (20,124)          (6,003)       (18,546)     (18,617)
Loss on debt extinguishment....................       (8,075)              --             --           --
Other income...................................        1,932              265            501          541
                                                    --------         --------       --------     --------
(Loss) income before income taxes and
  cumulative effect of a change in accounting
  principle....................................      (40,212)         (22,662)        13,020        2,976
(Benefit) provision for income taxes...........      (14,105)          (7,361)         4,224       (5,033)
                                                    --------         --------       --------     --------
(Loss) income before cumulative effect of a
  change in accounting principle...............      (26,107)         (15,301)         8,796        8,009
Cumulative effect of a change in accounting
  principle....................................           --               --         11,906           --
                                                    --------         --------       --------     --------
Net (loss) income..............................      (26,107)         (15,301)        (3,110)       8,009
Preferred stock dividends......................        4,020              484            618           --
                                                    --------         --------       --------     --------
Net (loss) income applicable to common
  stockholders.................................     $(30,127)        $(15,785)      $ (3,728)    $  8,009
                                                    ========         ========       ========     ========
Earnings (loss) per common share:
  Basic/diluted earnings (loss) per common
     share before cumulative effect of a change
     in accounting principle, less preferred
     stock dividends...........................     $  (0.99)        $  (0.52)      $   0.27     $   0.25
  Cumulative effect of a change in accounting
     principle.................................           --               --          (0.39)          --
                                                    --------         --------       --------     --------
  Basic/diluted (loss) earnings per common
     share.....................................     $  (0.99)        $  (0.52)      $  (0.12)    $   0.25
                                                    ========         ========       ========     ========
Weighted average shares:
  Basic........................................       30,466           30,179         30,638       31,492
  Diluted......................................       30,466           30,179         30,704       31,494
Dividends per share declared:
  New Common Stock.............................     $  0.120         $   0.03       $  0.120     $  0.060
  Old Common/Class A Stock.....................           --               --             --        0.060
  New Class B Stock............................        0.120             0.03          0.120        0.060
  Old Class B Stock............................           --               --             --        0.054
  Preferred Stock..............................        2.150            0.538          1.613           --

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 22,783     $ 22,043
  Accounts receivable (less allowances of $3,391 and $1,888
     in 2004 and 2003, respectively)........................     28,673       29,718
  Net inventories...........................................    132,920      145,486
  Deferred income taxes.....................................      8,827        7,652
  Assets held for sale......................................         --        8,564
  Other current assets......................................     10,579       28,352
                                                               --------     --------
Total current assets........................................    203,782      241,815
Net property, plant and equipment...........................     60,719       54,662
Deferred income taxes.......................................     22,263        8,224
Goodwill....................................................     77,966       78,630
Other intangible assets.....................................      1,347        1,685
Other assets................................................     36,120       31,232
                                                               --------     --------
TOTAL ASSETS................................................   $402,197     $416,248
                                                               ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes..........................................   $ 57,571     $ 30,446
  Current portion of long-term debt.........................      1,653        2,779
  Accounts payable..........................................     48,563       86,313
  Income taxes payable......................................        586           --
  Accrued expenses..........................................     40,172       39,032
                                                               --------     --------
Total current liabilities...................................    148,545      158,570
Long-term debt..............................................    160,886      158,965
Other long-term liabilities.................................     29,799       31,528
Partners' interest in joint ventures........................      4,761        4,235
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized,
  1,870 and 675 issued at December 31, 2004 and 2003,
  respectively..............................................         19            7
Common Stock, $0.01 par value, 70,000 shares authorized,
  36,528 and 36,444 issued at December 31, 2004 and 2003,
  respectively..............................................        365          364
Class B Stock, $0.01 par value, 5,000 shares authorized,
  2,493 issued at December 31, 2004 and 2003................         25           25
Additional paid-in capital..................................    108,363       80,680
Retained (deficit) earnings.................................    (10,176)      23,603
Accumulated other comprehensive loss........................       (676)      (1,752)
                                                               --------     --------
                                                                 97,920      102,927
Deferred compensation.......................................       (526)        (789)
Treasury stock, at cost, 8,521 shares of Common Stock at
  December 31, 2004 and 2003................................    (39,188)     (39,188)
                                                               --------     --------
Total stockholders' equity..................................     58,206       62,950
                                                               --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $402,197     $416,248
                                                               ========     ========

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOUR MONTHS     FISCAL YEAR ENDED
                                                          YEAR ENDED       ENDED           AUGUST 31,
                                                         DECEMBER 31,   DECEMBER 31,   -------------------
                                                             2004           2003         2003       2002
                                                         ------------   ------------   --------   --------
                                                                      (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income......................................   $ (26,107)      $(15,301)    $ (3,110)  $  8,009
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization........................      11,029          3,413        9,543     14,830
  Amortization of deferred financing charges...........         436            210          630        630
  Deferred income taxes................................     (16,301)            --        4,341      6,756
  Stock option repricing (income) expense..............        (714)         2,256          147       (339)
  Loss on debt extinguishment..........................       8,075             --           --         --
  Goodwill impairment..................................          --             --       11,906         --
  Gain on sale of joint venture interest...............          --           (638)          --         --
  Partners' net interest in joint venture results......         220          1,355           14       (713)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable..................................       4,176         21,417      (19,410)    (6,667)
  Inventories..........................................      15,925        (66,538)     (30,368)    25,557
  Other current assets.................................      17,799         (5,993)      (7,899)    (6,755)
  Other assets.........................................       1,220            (95)       2,121     (4,868)
  Income taxes payable.................................         586         (5,452)        (503)      (471)
  Accounts payable.....................................     (39,034)        30,395       14,924        673
  Accrued expenses.....................................        (832)       (24,412)      27,317     (2,858)
  Other long-term liabilities..........................        (775)           984       (2,920)      (285)
  Other -- net.........................................       2,456            167       (1,116)       635
                                                          ---------       --------     --------   --------
Net cash (used in) provided by operating activities....     (21,841)       (58,232)       5,617     34,134
                                                          ---------       --------     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment.............      (6,831)        (2,116)      (7,271)    (7,846)
Disposal of property, plant and equipment..............       1,620             --        1,236      1,290
Sale of joint venture interest.........................          --          1,561           --         --
Investment in joint venture............................      (1,029)            --           --         --
Acquisition of businesses, net of cash acquired........      (7,814)            --       (1,333)    (8,008)
                                                          ---------       --------     --------   --------
Net cash used in investing activities..................     (14,054)          (555)      (7,368)   (14,564)
                                                          ---------       --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term notes.........      27,125         22,926       (2,309)     2,238
Repayments of long-term debt...........................      (3,426)        (2,300)      (4,087)    (3,666)
Proceeds from long-term borrowing......................       2,500             --        1,000      2,000
Proceeds from stock options exercised..................         117          1,709           30          1
Cash dividends.........................................      (7,672)        (2,383)      (4,126)    (3,725)
Net proceeds from issuance of 9 7/8% Senior Notes......     150,245             --           --         --
Repayment of 9 3/8% Senior Subordinated Notes..........    (150,000)            --           --         --
Call premium and deferred financing charges............     (10,356)            --           --         --
Proceeds from stock rights subscribed..................      28,323             --        6,167         --
Cost of offerings and recapitalization.................        (221)           (24)      (1,401)      (428)
Other..................................................          --             --           --        197
                                                          ---------       --------     --------   --------
Net cash provided by (used in) financing activities....      36,635         19,928       (4,726)    (3,383)
                                                          ---------       --------     --------   --------
Net increase (decrease) in cash and cash equivalents...         740        (38,859)      (6,477)    16,187
Cash and cash equivalents at beginning of year.........      22,043         60,902       67,379     51,192
                                                          ---------       --------     --------   --------
Cash and cash equivalents at end of year...............   $  22,783       $ 22,043     $ 60,902   $ 67,379
                                                          =========       ========     ========   ========
SUPPLEMENTAL DISCLOSURE:
  Net interest paid....................................   $  18,332       $    881     $ 18,345   $ 16,880
  Income taxes paid....................................       1,240            223          970        967
  Property, plant and equipment contributed to joint
    ventures...........................................         658             --          340      4,908

        See accompanying notes to the consolidated financial statements

                              FEDDERS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               YEAR ENDED    FOUR MONTHS   YEAR ENDED AUGUST 31,
                                                              DECEMBER 31,      ENDED      ---------------------
                                                                  2004          2003         2003        2002
                                                              ------------   -----------   ---------   ---------
                                                                            (AMOUNTS IN THOUSANDS)
PREFERRED STOCK
  Balance at beginning of year..............................    $      7      $      7           --          --
  Issuance of shares upon Exchange Offer....................          --            --     $      4          --
  Stock rights subscribed...................................          12            --            3          --
                                                                --------      --------     --------    --------
  Balance at end of year....................................    $     19      $      7     $      7          --
                                                                ========      ========     ========    ========
NEW COMMON STOCK
  Balance at beginning of year..............................    $    364      $    353     $    382          --
  Stock options exercised...................................           1             9           --    $      1
  Restricted stock granted..................................          --             2           --          --
  Issuance of shares upon recapitalization..................          --            --           --         381
  Exchange of shares upon Preferred Stock exchange offer....          --            --          (29)         --
                                                                --------      --------     --------    --------
  Balance at end of year....................................    $    365      $    364     $    353    $    382
                                                                ========      ========     ========    ========
OLD COMMON STOCK
  Balance at beginning of year..............................          --            --           --    $ 16,135
  Exchange of shares upon recapitalization..................          --            --           --     (16,135)
                                                                --------      --------     --------    --------
  Balance at end of year....................................          --            --           --          --
                                                                ========      ========     ========    ========
CLASS A STOCK
  Balance at beginning of year..............................          --            --           --    $ 20,298
  Exchange of shares upon recapitalization..................          --            --           --     (20,298)
                                                                --------      --------     --------    --------
  Balance at end of year....................................          --            --           --          --
                                                                ========      ========     ========    ========
NEW CLASS B STOCK
  Balance at beginning of year..............................    $     25      $     25     $     25          --
  Issuance of shares upon recapitalization..................          --            --           --    $     25
                                                                --------      --------     --------    --------
  Balance at end of year....................................    $     25      $     25     $     25    $     25
                                                                ========      ========     ========    ========
OLD CLASS B STOCK
  Balance at beginning of year..............................          --            --           --    $  2,267
  Exchange of shares upon recapitalization..................          --            --           --      (2,267)
                                                                --------      --------     --------    --------
  Balance at end of year....................................          --            --           --          --
                                                                ========      ========     ========    ========
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year..............................    $ 80,680      $ 74,025     $ 68,870    $ 31,146
  Stock options exercised...................................         117         3,565           30           1
  Restricted stock granted..................................          --           854           --          --
  Cost of offerings and recapitalization....................        (221)          (20)      (1,401)       (428)
  Stock option repricing and valuation......................        (714)        2,256          147        (339)
  Effect of recapitalization and exchange offer.............          --            --           23      38,294
  Proceeds from rights offering.............................      28,312            --        6,167          --
  Other.....................................................         189            --          189         196
                                                                --------      --------     --------    --------
  Balance at end of year....................................    $108,363      $ 80,680     $ 74,025    $ 68,870
                                                                ========      ========     ========    ========
RETAINED EARNINGS (DEFICIT)
  Balance at beginning of year..............................    $ 23,603      $ 40,179     $ 47,551    $ 43,313
  Net (loss) income.........................................     (26,107)      (15,301)      (3,110)      8,009
  Dividends.................................................      (7,672)       (1,275)      (4,262)     (3,771)
                                                                --------      --------     --------    --------
  Balance at end of year....................................    $(10,176)     $ 23,603     $ 40,179    $ 47,551
                                                                ========      ========     ========    ========
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year..............................    $ (1,752)     $ (2,245)    $ (1,312)   $ (2,165)
  Foreign currency translation adjustment, net of tax.......       1,076           493         (933)        853
                                                                --------      --------     --------    --------
  Balance at end of year....................................    $   (676)     $ (1,752)    $ (2,245)   $ (1,312)
                                                                ========      ========     ========    ========
DEFERRED COMPENSATION
  Balance at beginning of year..............................    $   (789)     $    (94)    $   (376)   $   (658)
  Restricted stock granted..................................          --          (855)          --          --
  Amortization of deferred compensation.....................         263           160          282         282
                                                                --------      --------     --------    --------
  Balance at end of year....................................    $   (526)     $   (789)    $    (94)   $   (376)
                                                                ========      ========     ========    ========
TREASURY STOCK
  Balance at beginning of year..............................    $(39,188)     $(37,322)    $(37,322)   $(37,322)
  Shares relinquished or purchased..........................          --        (1,866)          --          --
                                                                --------      --------     --------    --------
  Balance at end of year....................................    $(39,188)     $(39,188)    $(37,322)   $(37,322)
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

OPERATIONS AND FINANCING

     The Company has incurred operating losses and used cash in its operations and for investment in both the four month period ended December 31, 2003 and the year ended December 31, 2004 requiring the Company to utilize higher levels of its short-term borrowing facilities to fund ongoing operations. In an effort to reduce costs and enhance the Company's liquidity, management has taken steps to rationalize and consolidate certain of its domestic operations and reduce redundancies and overlap within its organizational structure. In addition, the Company offered for sale all of the capital stock of Melcor Corporation, its thermal management subsidiary, and its industrial facility and development property in Walkersville, Maryland. The Company is currently negotiating a contract for the sale of Melcor, and an auction of the facility and property in Maryland will take place on November 1, 2005. Management believes that through existing operations, as well as the steps outlined above, the Company's existing and future sources of cash, anticipated future earnings, and short-term borrowing capacity are adequate to meet the demands of its operations and its short and long-term credit requirements. In addition, the Company believes it will be able to secure a revolving credit facility upon the expiration of its current revolving credit facility with Wachovia Bank, NA, which expires in February 2006.

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

     In connection with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46R and if it is deemed to be a variable interest entity ("VIE"). If the entity is considered to be a VIE, the Company determines whether it would be considered the entity's primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity ("QSPE") upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

REVENUE RECOGNITION

     Sales are recorded consistent with their related shipping terms upon the passing of title and the risks and rewards of ownership to the customer. For a majority of the Company's customers, title and the risks and rewards of ownership pass at the time of shipment. However, certain of the Company's sales are recorded at

                              FEDDERS CORPORATION
the time the products are delivered to the customers. Sales are recorded net of a provision for sales allowances, warranties and returns.

     The Company estimates a provision for sales allowances and for returns at the time of sale based on consideration of a number of factors including historical experience, customer buying patterns and programs, and information with respect to customer inventory levels. The Company's sales of room air conditioners are seasonal, and, with the exception of certain significant customers, the Company generally does not allow its customers the right of return of unsold product at the end of the selling season. For such significant customers, the Company has a process of estimating potential end of season returns based upon a review of customer inventory levels, taking into account actual and expected sell-through of product during the summer season.

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

COMPREHENSIVE INCOME (LOSS)

                                                           FOUR MONTHS     FISCAL YEAR ENDED
                                             YEAR ENDED       ENDED            AUGUST 31,
                                            DECEMBER 31,   DECEMBER 31,   --------------------
                                                2004           2003          2003       2002
                                            ------------   ------------   ----------   -------
                                                            (RESTATED)    (RESTATED)
Net (loss) income.........................    $(26,107)      $(15,301)      $(3,110)   $8,009
Other comprehensive (loss) income:
Foreign currency translation, net of
  tax.....................................       1,076            493          (933)      853
                                              --------       --------       -------    ------
Comprehensive (loss) income...............    $(25,031)      $(14,808)      $(4,043)   $8,862
                                              ========       ========       =======    ======

     In previously reporting comprehensive income (loss), the Company included the affects of preferred stock dividends declared in its measurement. As such, comprehensive loss as previously reported for the fiscal year ended August 31, 2003 in the amount of $4,661 has been restated to correct for this error. This adjustment had no effect on basic/diluted loss per share applicable to common stockholders.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

                              FEDDERS CORPORATION

INVENTORIES

     Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write-downs are recorded in the period in which they are identified. Inventories consist of the following at December 31:

                                                                2004       2003
                                                              --------   --------
Finished goods..............................................  $100,783   $113,659
Work-in-process.............................................     3,487      4,487
Raw materials and supplies..................................    28,650     27,340
                                                              --------   --------
                                                              $132,920   $145,486
                                                              ========   ========

OTHER CURRENT ASSETS

     Other current assets consist of the following at December 31:

                                                               2004        2003
                                                              -------   ----------
VAT tax refund receivable...................................  $ 2,504    $17,517
Income tax refund receivable................................       --      1,562
Other.......................................................    8,075      9,273
                                                              -------    -------
                                                              $10,579    $28,352
                                                              =======    =======

PROPERTY, PLANT AND EQUIPMENT

     Replacements, betterments and additions to property, plant and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in cost of sales or selling, general and administrative expense, as appropriate. Net property, plant and equipment consist of the following at December 31:

                                                     ESTIMATED
                                                    USEFUL LIFE       2004       2003
                                                   --------------   --------   --------
Land and improvements............................                   $  5,398   $  1,508
Buildings and leasehold improvements.............  10 to 30 years     41,766     31,880
Machinery and equipment..........................   3 to 12 years    105,948    102,815
                                                                    --------   --------
Property, plant and equipment -- gross...........                    153,112    136,203
Accumulated depreciation.........................                    (92,393)   (81,541)
                                                                    --------   --------
Net property, plant and equipment................                   $ 60,719   $ 54,662
                                                                    ========   ========

     At December 31, 2004, assets totaling $8,249 which were previously classified as "Assets Held for Sale" were reclassified as held and used and included in net property, plant and equipment due to the inability of the Company to complete the sale of its Walkersville, Maryland facility in accordance with the Company's original plans and expectations. The Company recorded an additional $1,032 of depreciation expense which represents the amount of depreciation expense that otherwise would have been recorded during the period that such asset was classified as held for sale. See Note 14.

     The Company, using estimates based on reasonable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate the carrying amount of its assets might not be recoverable and appropriately records any necessary adjustments. Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. Depreciation expense for the year ended December 31, 2004, four months ended

                              FEDDERS CORPORATION

December 31, 2003 and fiscal years ended August 31, 2003 and 2002 was $10,706, $3,314 and $9,112 and $10,394, respectively.

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

     The Company completed the transitional goodwill impairment test during the fourth quarter for fiscal 2003. The Company did not identify any impairment within its HVACR reporting segment but has recognized a non-cash goodwill impairment charge of $11,906 within its Engineered Products reporting segment. The projected financial performance of the Engineered Products reporting segment was insufficient to support the related goodwill. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of September 1, 2002.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of September 1, 2002. For the fiscal year ended August 31, 2002, reported net income applicable to common stockholders included goodwill amortization, net of tax, of $2,000, or $0.06 on a basic and diluted per common share basis.

     The Company completed its goodwill impairment test as of September 1, 2004 and 2003, respectively. No impairment was recognized.

     Goodwill and other intangible assets consist of the following:

                                                                   ENGINEERED
                                                          HVACR     PRODUCTS     TOTAL
                                                         -------   ----------   -------
Goodwill balance as of December 31, 2003...............  $70,133     $8,497     $78,630
Effect of foreign currency change......................     (664)        --        (664)
                                                         -------     ------     -------
Goodwill balance as of December 31, 2004...............  $69,469     $8,497     $77,966
                                                         =======     ======     =======

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
Other intangible assets.....................................     $3,028         $3,178
Accumulated amortization....................................     (1,681)        (1,493)
                                                                 ------         ------
Other intangible assets.....................................     $1,347         $1,685
                                                                 ======         ======

Other intangible assets primarily include a right associated with a joint venture that is being amortized over 20 years. Amortization expense for the year ended December 31, 2004, four months ended December 31, 2003 and fiscal years ended August 31, 2003 and 2002 was $204, $63, $181 and $215, respectively. Estimated amortization expense for other intangibles will be approximately $120 for each of the next five years and $747 thereafter.

                              FEDDERS CORPORATION

OTHER ASSETS

     Other assets consist of the following at December 31:

                                                               2004      2003
                                                              -------   -------
Note due from an executive officer (note 11)................  $ 6,000   $ 6,000
Unamortized deferred finance costs, amortized over the life
  of the debt...............................................    5,072     2,284
Cash surrender value of life insurance......................    7,501     7,856
Supplemental retirement assets..............................    8,301     8,422
Investment in unconsolidated joint ventures (note 12).......    7,971     5,990
Other.......................................................    1,275       680
                                                              -------   -------
                                                              $36,120   $31,232
                                                              =======   =======

ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31:

                                                               2004      2003
                                                              -------   -------
Warranty....................................................  $ 6,868   $ 4,517
Marketing programs..........................................    7,107     5,835
Salaries and benefits.......................................   10,383    11,681
Interest....................................................    5,143     2,055
Insurance and taxes.........................................    1,124     2,107
Professional fees...........................................    1,328       659
Other.......................................................    8,219    12,178
                                                              -------   -------
                                                              $40,172   $39,032
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

SHIPPING AND HANDLING FEES AND COSTS

     Costs associated with the handling and warehousing of finished goods are charged to selling, general and administrative expense. Shipping and handling costs for the year ended December 31, 2004, four months ended December 31, 2003 and fiscal years ended August 31, 2003 and 2002 was $8,723, $1,732, $5,811 and $4,817, respectively.

RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are charged to selling, general and administrative expense as incurred. Research and development costs for the year ended December 31, 2004, four months ended December 31, 2003 and fiscal years ended August 31, 2003 and 2002 was $10,179, $2,993, $9,478 and $8,896,
respectively.

                              FEDDERS CORPORATION

STOCK COMPENSATION

     The Company accounts for stock options issued to its employees under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income for options granted, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                         FISCAL YEAR ENDED
                                       YEAR ENDED                           AUGUST 31,
                                      DECEMBER 31,   FOUR MONTHS ENDED   -----------------
                                          2004       DECEMBER 31, 2003     2003      2002
                                      ------------   -----------------   --------   ------
Net (loss) income applicable to
  common stockholders -- as
  reported..........................    $(30,127)        $(15,785)       $ (3,728)  $8,009
Add: Stock-based employee
  compensation expense (income)
  included in reported net (loss)
  income, net of related tax
  effects...........................        (464)           1,523              99     (229)
Deduct: Total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards, net of related tax
  effects...........................       1,160               64             360      779
                                        --------         --------        --------   ------
Pro forma net (loss) income.........    $(31,751)        $(14,326)       $ (3,989)  $7,001
                                        ========         ========        ========   ======
Net (loss) income per common share:
  Basic and diluted -- as
     reported.......................    $  (0.99)        $  (0.52)       $  (0.12)  $ 0.25
  Basic and diluted -- pro forma....    $  (1.04)        $  (0.47)       $  (0.13)  $ 0.22

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

RISKS AND UNCERTAINTIES

     Through certain subsidiary companies, the Company has operations in a number of countries, including China, India, Germany, the United Kingdom and the Philippines. Of our fourteen manufacturing facilities, eight are in China.

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

                              FEDDERS CORPORATION

     The Company monitors its operations with a view to minimizing the impact on its foreign investments and overall business that could arise as a result of the risks inherent in maintaining operations in foreign countries as described above.

EARNINGS PER SHARE

     Basic earnings (loss) per common share are computed by dividing net income
(loss) applicable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share are computed by adjusting outstanding shares assuming conversion of all potentially dilutive stock options. Due to their anti-dilutive effect, 349,107 and 736,567 options were excluded from the computation of diluted loss per share for the year ended December 31, 2004 and four months ended December 31, 2003. There were no options excluded for the fiscal year ended August 31, 2003 and 2002. The computation of basic earnings (loss) per common share and diluted earnings
(loss) per common share is as follows:

                                                          FOUR MONTHS    FISCAL YEAR ENDED
                                            YEAR ENDED       ENDED          AUGUST 31,
                                           DECEMBER 31,   DECEMBER 31,   -----------------
                                               2004           2003        2003      2002
                                           ------------   ------------   -------   -------
Net (loss) income applicable to common
  stockholders...........................    $(30,127)      $(15,785)    $(3,728)  $ 8,009
                                             --------       --------     -------   -------
Weighted average shares outstanding
  (amounts in thousands).................      30,466         30,179      30,638    31,492
Assumed conversion of stock options
  (amounts in thousands).................          --             --          66         2
                                             --------       --------     -------   -------
Dilutive average shares outstanding
  (amounts in thousands).................      30,466         30,179      30,704    31,494
                                             ========       ========     =======   =======
(Loss) earnings per common share:
  Basic..................................    $  (0.99)      $  (0.52)    $ (0.12)  $  0.25
  Diluted................................       (0.99)         (0.52)      (0.12)     0.25
                                             ========       ========     =======   =======

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, short term notes and accrued expenses approximates fair value due to the short maturity of these instruments. At December 31, 2004 and 2003, the fair value of long-term debt (including current portion), is estimated to be $144,821 and $155,713, respectively, based on current market rates that could be obtained by the Company for similar debt.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The Company's use of derivative financial instruments is limited primarily to the use of forward foreign currency exchange contracts to mitigate certain foreign currency exchange rate risks relative to Canadian dollar receivables, Euro dollar payables, and Philippine peso payables. Such contracts are not designated as hedges and any changes in fair value are recognized in "Other income (expense)" in the current period. The Company does not have any such contracts outstanding as of December 31, 2004 and 2003.

                              FEDDERS CORPORATION

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the EITF reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as investments accounted for under the cost method of accounting. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 when finalized are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets", as an amendment of APB Opinion No. 29. FAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement shall be applied prospectively. The Company will adopt FASB Statement No. 153 in the third quarter of fiscal 2005 and does not expect it to have a material impact on the results of operations, financial position, or cash flows.

     In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes." The provisions of FSP 109-1 are effective immediately. The Company is currently evaluating the impact of the new Act, which may allow the Company to qualify for a benefit beginning in fiscal 2005.

     In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. As disclosed in Note 7, the Company will repatriate foreign earnings under this provision, and accordingly has reduced its U.S. tax provision at December 31, 2004 by $1.1 million for the U.S. tax differential.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", to improve the comparability of cross-border financial reporting. This statement amends and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43, Chapter 4. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of this Statement will be applied prospectively. The Company is currently assessing the impact that FASB Statement No. 151 will have on its results of operations, financial position, or cash flows.

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised
2004), "Share-Based Payment," ("Statement 123(R)") which is a revision of FASB Statement No. 123, "Accounting for Stock-

                              FEDDERS CORPORATION

Based Compensation" ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25") and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) is effective for the Company as of January 1, 2006. The Company is currently assessing the impact that Statement 123(R) will have on its results of operations, financial position, or cash flows.

     On December 23, 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132." This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures for foreign plans. The Company adopted this statement in December 2003.

2. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

     In the fourth quarter of fiscal year 2001, the Company announced a plan to restructure its existing operations, which included the transfer of a majority of the Company's room air conditioner production, as well as all production of dehumidifiers and compressors, from its Illinois, Tennessee and Maryland facilities to facilities in China in order to lower costs and improve profitability. The Company's plan resulted in charges for fixed-asset impairments, employee severance costs, inventory write-downs and other restructuring charges directly related to the restructuring plan, including facility closing costs and lease termination costs. In conjunction with the restructuring plan, the Company recorded $13,694 of charges in the fourth quarter of fiscal year 2001. In the four months ended December 31, 2003, the Company expended $137, primarily for facility closing costs. For the year ended December 31, 2004, the Company expended $52, primarily for facility closing costs. In September 2004, the Company conducted a detailed evaluation of the remaining restructuring reserves, as the activities for the past 10 months have been minimal. The Company identified required reserves of $401 for on-going projects and recorded a restructuring credit of $709 for reserves in excess of identified requirements.

     The following table displays the activity and balances of the restructuring reserve account from August 31, 2003 to December 31, 2004:

                       AUGUST 31,
                          2003                               DECEMBER 31,                            DECEMBER 31,
                        BALANCE     ADDITIONS   DEDUCTIONS   2003 BALANCE   ADDITIONS   DEDUCTIONS   2004 BALANCE
                       ----------   ---------   ----------   ------------   ---------   ----------   ------------
Workforce
  reductions.........    $  586         --           --         $  586          --         $454          $132
Facility closing
  costs..............       477         --         $137            340          --          292            48
Other costs..........       214         --           --            214          --           15           199
                         ------       ----         ----         ------        ----         ----          ----
  Total..............    $1,277         --         $137         $1,140          --         $761          $379
                         ======       ====         ====         ======        ====         ====          ====

The remaining balance of $379 will be settled upon the expiration of the period for workers' compensation claims and completion of facility clean up and waste removal.

                              FEDDERS CORPORATION

3.  CONTINGENCIES

     The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on its financial position, results of operations and cash flows.

4.  SHORT-TERM BORROWING

     At December 31, 2004 and 2003, the Company had $28,329 and $0 of short-term borrowing outstanding under its $100,000 U.S. revolving credit facility with Wachovia Bank, NA (the "Senior Lender"). Availability under the revolving credit facility is based on accounts receivable and inventory and requires maintenance of certain financial covenants. During 2005, as a result of the delay in filing this annual report on Form 10-K and quarterly reports on Form 10-Q for the first and second quarters of 2005, the Company was in default of its agreement with the Senior Lender related to a covenant requiring the Company to timely file these reports. The Company subsequently received a waiver of this default. See
Note 15. By the terms of the waiver, the Company must file its Form 10-K on or before September 30, 2005 and Forms 10-Q for the first and second quarters of 2005 on or before November 30, 2005. The Company currently expects to file these reports by such date.

     The maximum amount outstanding under the credit facility was $40,495 during fiscal 2004. There were no borrowings during the four months ended December 31, 2003. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $16,710 and 4% in the year ended December 31, 2004. The credit facility is collateralized by substantially all of the Company's assets and is in effect until February 2006. The rate of interest on the facility is prime rate or LIBOR plus 2%. The Company was required to pay a fee each month equal to one half of one percent (1/2 of 1%) per annum of the unused revolver amount based upon the average daily loan balance.

     At December 31, 2004 and 2003, certain foreign subsidiaries had short-term notes of $29,242 and $30,446, respectively, outstanding under loan agreements with various banks. The current notes bear interest ranging from 2.625% to 14.0% and expire no later than December 2005. A portion of these short-term notes were used to support production in China. At December 31, 2004 and 2003, the outstanding balance under these borrowing facilities was $26,741 and $29,829, respectively. The maximum amount outstanding under these credit facilities was $42,070 and $30,174 during 2004 and the four months ended December 31, 2003, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under these credit facilities were $28,477 and 4.93% in fiscal 2004. The average amount outstanding and average rate of interest charged on outstanding borrowings under these credit facilities were $15,896 and 4.82% during four months ended December 31, 2003.

                              FEDDERS CORPORATION

5.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
9 7/8% Senior Subordinated Notes due in 2014
  $155,000 principal amount less unamortized discount of
     $4,515.................................................    $150,485             --
9 3/8% Senior Subordinated Notes due in 2007:
  $100,000 principal amount less unamortized discount of
     $173...................................................          --       $ 99,827
  $50,000 principal amount less unamortized discount of
     $1,076.................................................          --         48,924
Fedders Koppel promissory note..............................          --          1,821
Promissory note payable to the State of Illinois............       1,294          1,655
Trion Industrial Revenue Bond...............................       3,200          3,200
Flag Bank...................................................         211            510
Melcor, State of New Jersey Economic Development Bond.......         731            863
Eubank Manufacturing Enterprises, Inc. mortgage.............         721            925
Fedders Addison Company mortgage............................       2,500             --
Capital lease obligations...................................       3,397          4,019
                                                                --------       --------
                                                                 162,539        161,744
Less current maturities.....................................       1,653          2,779
                                                                --------       --------
                                                                 160,886        158,965
                                                                ========       ========

     Aggregate amounts of long-term debt, excluding capital leases of $3,397, maturing in each of the years ending December 31 are as follows:

YEAR                    2005     2006     2007     2008     2009    THEREAFTER    TOTAL
----                   ------   ------   ------   ------   ------   ----------   --------
Amount...............  $1,154   $1,020   $1,029   $  772   $  444    $154,723    $159,142

     Aggregate future minimum rental payments under capital leases are as follows:

YEAR                                                          AMOUNT
----                                                          ------
2005........................................................  $  730
2006........................................................   1,746
2007........................................................     230
2008........................................................     230
2009........................................................     230
Thereafter..................................................   1,039
                                                              ------
Total minimum lease payments................................   4,205
Less amount representing interest...........................     808
                                                              ------
Total obligation under capital leases.......................  $3,397
                                                              ======

     In March 2004, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, issued $155,000 principal amount of 9 7/8% Senior Notes due 2014 (the "Senior Notes"). The Company and all of the continuing subsidiaries of FNA are guarantors, on a senior basis, of the notes. FNA may redeem the notes on and after March 1, 2009 for a defined redemption price. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary. See Note 15.

     On February 6, 2004, FNA commenced a cash tender offer for any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 24, 1999, and any and all of FNA's outstanding

                              FEDDERS CORPORATION

9 3/8% Senior Subordinated Notes due 2007, issued August 18, 1997 (collectively, the "Notes"). The total consideration offered in the tender was comprised of the tender offer consideration and a consent payment. The tender offer consideration was equal to $1,012.50 per $1,000 principal amount of Notes plus accrued and unpaid interest from the last interest payment up to, but not including, the settlement date. An additional consent fee was paid to holders who effectively consented to amend the Notes, in the amount of $20.00 per $1,000 principal amount of Notes. Loss on debt extinguishment of $8,075 was incurred as a result of the early retirement of debt, consisting of $4,848 of call premiums and $3,227 for the write-off of associated debt issuance costs and unamortized debt discount.

     The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next four years, and is collateralized by a mortgage on the Company's Illinois facility.

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

     The Eubank Manufacturing Enterprises Inc. mortgage with Bank One has an interest rate of 4.25%, is to be paid over the next four years and is collateralized by a mortgage on Eubank's facility.

     In December 2004, Fedders Addison Company obtained a $2,500 term loan with Wachovia Bank, NA. The loan is collateralized by a mortgage on real estate in Orlando, Florida and is to be paid over the next eight years. The rate of interest on the loan is the prime rate.

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

YEAR                      2005     2006     2007     2008     2009    THEREAFTER    TOTAL
----                     ------   ------   ------   ------   ------   ----------   -------
Amount.................  $5,138   $4,394   $4,212   $4,159   $3,754    $12,180     $33,837

     Total rent and licensing expense amounted to $10,811, $1,671, $8,556 and $5,715 for the year ended December 31, 2004, four months ended December 31, 2003 and fiscal years ended August 31, 2003 and 2002, respectively.

                              FEDDERS CORPORATION

7.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following components:

                                                          FOUR MONTHS    FISCAL YEAR ENDED
                                            YEAR ENDED       ENDED          AUGUST 31,
                                           DECEMBER 31,   DECEMBER 31,   -----------------
                                               2004           2003        2003      2002
                                           ------------   ------------   ------   --------
Current: Federal.........................    $  1,303       $(7,076)     $ (465)  $(12,101)
          State..........................          45          (343)        151       (181)
          Foreign........................         848            58         197        493
                                             --------       -------      ------   --------
                                                2,196        (7,361)       (117)   (11,789)
                                             --------       -------      ------   --------
Deferred: Federal........................     (15,500)           --       4,264      6,497
           State.........................        (617)           --          77        259
           Foreign.......................        (184)           --          --         --
                                             --------       -------      ------   --------
                                              (16,301)           --       4,341      6,756
                                             --------       -------      ------   --------
                                             $(14,105)      $(7,361)     $4,224   $ (5,033)
                                             ========       =======      ======   ========

     The Company elected to carry back its 2001 and 2002 U.S. net operating losses.

     Deferred tax assets and liabilities result from temporary differences between assets and liabilities for financial reporting and income tax purposes, and include the components related to acquired companies. The components are as follows at December 31:

                                                               2004      2003
                                                              -------   -------
Warranty....................................................  $ 2,399   $ 3,453
Depreciation................................................   (9,093)  (10,123)
Employee benefit programs...................................    6,871     7,363
Inventory...................................................    3,754     3,558
Net operating loss and tax credit carry-forwards............   16,071       820
Restructuring...............................................      213       470
Other.......................................................    1,213      (619)
                                                              -------   -------
                                                               21,428     4,922
Valuation allowance.........................................     (980)     (775)
                                                              -------   -------
                                                              $20,448   $ 4,147
                                                              =======   =======

     At December 31, 2004 and 2003, $8,827 and $7,652 of current deferred tax assets were included in current assets, $22,263 and $8,224 of long-term deferred tax assets were included in non-current assets, and $10,642 and $11,729 of deferred income tax liabilities were included in other long-term liabilities.

                              FEDDERS CORPORATION

     The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items:

                                                           FOUR MONTHS    FISCAL YEAR ENDED
                                             YEAR ENDED       ENDED           AUGUST 31,
                                            DECEMBER 31,   DECEMBER 31,   ------------------
                                                2004           2003        2003       2002
                                            ------------   ------------   -------   --------
Expected tax at statutory rate............    $(14,074)      $(7,932)     $4,557    $ 1,042
Tax difference on foreign earnings........         410          (220)       (508)      (568)
Valuation allowance reflected in current
  income..................................         205            --          --         98
State taxes, less federal income tax
  benefit.................................        (371)         (223)        120         50
Tax benefit of foreign earnings
  repatriation............................      (1,110)           --          --         --
Prior-year provisions no longer
  required................................          --            --          --     (6,048)
Tax on foreign dividends-net..............         204           231          --         --
Other.....................................         631           783          55        393
                                              --------       -------      ------    -------
                                              $(14,105)      $(7,361)     $4,224    $(5,033)
                                              ========       =======      ======    =======

     At December 31, 2003, the Company has U.S. and foreign net operating loss carry-forwards of approximately $3 million and $1 million, respectively. At December 31, 2004, the Company has U.S. and foreign net operating loss carry-forwards of approximately $39 and $6 million, respectively. Nearly all of the U.S. federal net operating loss carry-forward is available for utilization over a 20 year period, and the foreign net operating loss carry-forwards have unlimited lives. The valuation allowance reflects the uncertainty associated with the realization of deferred tax assets. The increase in the valuation reserve in 2004 was due primarily to the foreign net operating losses. Management believes the valuation allowance is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

     The American Jobs Creation Act of 2004 was enacted on October 22, 2004 and provides for a limited time an 85% dividend received deduction on the repatriation of specified foreign earnings, effectively taxing those dividends at 5.25%. The Company made its evaluation of this tax benefit and intends to repatriate foreign earnings under this provision, including amounts that the Company reflected in its U.S. tax provision in prior years. Accordingly, the Company reduced its U.S. tax provision at December 31, 2004 by $1.1 million for the U.S. tax differential.

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

     The HVACR segment designs, manufactures and distributes window, residential split system condensing units and air handlers, gas furnaces, multi-split systems, through-the-wall, commercial and residential packaged unit air conditioners, residential humidifiers, dehumidifiers and air cleaners. HVACR products are distributed through a variety of sales channels including national retailers, regional retailers, wholesale distributors, catalog supply houses, private label/OEM, government direct and the Internet.

     The Engineered Products segment designs, manufactures and distributes commercial and industrial media filters, electronic filters, humidifiers, dust collectors, fan filter units and solid-state thermoelectric heat pump modules. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

                              FEDDERS CORPORATION

SUMMARY OF BUSINESS BY SEGMENT:

                                                        FOUR MONTHS      FISCAL YEAR ENDED
                                          YEAR ENDED       ENDED             AUGUST 31,
                                         DECEMBER 31,   DECEMBER 31,   ----------------------
                                             2004           2003          2003         2002
                                         ------------   ------------   -----------   --------
Net sales
HVACR..................................    $372,010       $ 42,814      $382,219     $332,748
Engineered Products....................      41,006         12,740        39,484       40,954
                                           --------       --------      --------     --------
Net sales..............................    $413,016       $ 55,554      $421,703     $373,702
                                           ========       ========      ========     ========
Earnings before interest, taxes and
  cumulative effect of changes in
  accounting principle
HVACR..................................    $(12,199)      $ (9,749)     $ 32,934     $ 25,908
Engineered Products....................       3,018            947           194       (1,663)
                                           --------       --------      --------     --------
Segment earnings before interest, taxes
  and goodwill impairment..............      (9,181)        (8,802)       33,128       24,245
                                           --------       --------      --------     --------
Goodwill impairment, asset impairment,
  employee severance and other
  restructuring charges (credits)......        (842)            --        11,791         (397)
Non-allocated expenses.................       3,674          7,857         1,677        3,049
Loss on debt extinguishment............       8,075             --            --           --
Interest expense, net..................      20,124          6,003        18,546       18,617
Provision (benefit) for income taxes...     (14,105)        (7,361)        4,224       (5,033)
                                           --------       --------      --------     --------
Net (loss) income......................    $(26,107)      $(15,301)     $ (3,110)    $  8,009
                                           ========       ========      ========     ========

                                                        FOUR MONTHS      FISCAL YEAR ENDED
                                          YEAR ENDED       ENDED             AUGUST 31,
                                         DECEMBER 31,   DECEMBER 31,   ----------------------
DEPRECIATION AND AMORTIZATION                2004           2003          2003         2002
-----------------------------            ------------   ------------   -----------   --------
HVACR..................................    $  8,861       $  2,706      $  7,175     $ 10,409
Engineered Products....................       1,845            600         2,033        3,779
Corporate..............................         323            107           335          642
                                           --------       --------      --------     --------
Consolidated depreciation and
  amortization.........................    $ 11,029       $  3,413      $  9,543     $ 14,830
                                           ========       ========      ========     ========

                                              FOUR MONTHS    FISCAL YEAR   FISCAL YEAR
                                YEAR ENDED       ENDED          ENDED         ENDED
PROPERTY, PLANT AND EQUIPMENT  DECEMBER 31,   DECEMBER 31,   AUGUST 31,    AUGUST 31,
          ADDITIONS                2004           2003          2003          2002
-----------------------------  ------------   ------------   -----------   -----------
HVACR.......................     $  5,490       $  1,977      $  6,478      $  5,955
Engineered Products.........          899             99           330         1,796
Corporate...................          442             40           463            95
                                 --------       --------      --------      --------
  Consolidated property,
     plant and equipment
     additions..............     $  6,831       $  2,116      $  7,271      $  7,846
                                 ========       ========      ========      ========

                              FEDDERS CORPORATION

                                             FOUR MONTHS
                               YEAR ENDED       ENDED
                              DECEMBER 31,   DECEMBER 31,
                                  2004           2003
                              ------------   ------------
TOTAL ASSETS
HVACR.......................    $288,500       $310,646
Engineered Products.........      54,418         52,826
Non-allocated assets........      59,279         52,776
                                --------       --------
  Consolidated assets.......    $402,197       $416,248
                                ========       ========

     At December 31, 2004 and December 31, 2003, $7,971 and $5,990 of investment in equity method investees were included in total assets of the HVACR segment.

     Non-allocated expense and assets are primarily related to the Company's corporate headquarters.

SUMMARY OF NET SALES BY GEOGRAPHIC AREA (1)

                                                         U.S.      OTHER    CONSOLIDATED
                                                       --------   -------   ------------
Year ended December 31, 2004.........................  $314,981   $98,035     $413,016
Four months ended December 31, 2003..................    35,501    20,053       55,554
Fiscal year ended August 31, 2003....................   340,432    81,271      421,703
Fiscal year ended August 31, 2002....................   321,666    52,036      373,702

---------------

(1) "Other" includes the Company's net sales principally to Asia, Europe, Canada and Mexico.

SUMMARY OF LONG-LIVED ASSETS BY GEOGRAPHIC AREA(2)

                                                         U.S.      OTHER    CONSOLIDATED
                                                       --------   -------   ------------
December 31, 2004....................................  $115,645   $33,393     $149,038
December 31, 2003....................................   111,656    28,799      140,455

---------------

(2) "Other" includes long-lived assets located principally in Asia.

     For the year ended December 31,2004, and fiscal years ended August 31, 2003 and August 31, 2002, two customers accounted for net sales of 48%, 48% and 49%, respectively.

     It is not practical for the Company to report revenues for each product or group of similar products. A majority of the Company's internal reports provide detailed information by legal entity, but there is no one uniform customer or product information management system.

9.  CAPITAL STOCK

     On December 5, 2003, the Company's Board of Directors authorized the distribution of transferable rights to the holders of the Company's Common and Class B stock. In the rights offering, holders of Common Stock and Class B Stock as of December 22, 2003 received subscription rights to purchase shares of Series A Cumulative Preferred Stock. Every 20 rights entitled the holder to purchase one share of Cumulative Preferred Stock at the subscription price of $23.70 per share, and carried with it a basic subscription right and an over-subscription right. As of January 16, 2004, 1,195,092 shares of Cumulative Preferred Stock were issued as result of the offering for gross proceeds of $28.3 million.

                              FEDDERS CORPORATION

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

     Common Stock (70,000,000 shares authorized): 2,682,488 shares of Common Stock were reserved for the exercise of stock options and 2,492,511 shares of Common Stock were reserved for the conversion of shares of new Class B Stock as of December 31, 2004.

     Class B Stock (5,000,000 shares authorized): Class B Stock is immediately convertible into Common Stock on a share-for-share basis if the number of outstanding shares of Class B Stock falls below 2.5% of the aggregate number of issued and outstanding shares of Common Stock and Class B Stock. Class B Stock has greater voting power, in certain circumstances (ten-to-one in the election of directors), and has limited transferability. Class B Stock also votes separately, as a class, on certain significant issues. Based upon the number of shares of Common Stock and Class B Stock currently outstanding, in the event that the Class B Stock became entitled to 10 votes per share in the election of directors, the holders of the Class B Stock would have the power to elect all of the directors.

                              FEDDERS CORPORATION

     The following table summarizes the number of shares outstanding by class of stock:

                                                       COMMON      CLASS B    PREFERRED
                                                       STOCK        STOCK       STOCK
                                                     ----------   ---------   ---------
Balance at August 31, 2002.........................  30,091,065   2,493,046          --
Stock options exercised............................      10,000          --          --
Exchange offer.....................................  (2,948,942)         --     412,521
Stock rights subscribed............................          --          --     262,316
Other..............................................     (32,358)         --          --
                                                     ----------   ---------   ---------
Balance at August 31, 2003.........................  27,119,765   2,493,046     674,837
                                                     ----------   ---------   ---------
Stock options exercised............................     653,364          --          --
Restricted stock granted...........................     150,000          --          --
                                                     ----------   ---------   ---------
Balance at December 31, 2003.......................  27,923,129   2,493,046     674,837
Stock options exercised............................      38,750          --          --
Stock rights subscribed............................          --          --   1,195,092
Other..............................................      45,838        (535)         --
                                                     ----------   ---------   ---------
Balance at December 31, 2004.......................  28,007,717   2,492,511   1,869,929
                                                     ==========   =========   =========

10.  STOCK OPTION PLANS

     The stock option plan, as approved by the stockholders, provides for the granting to employees and officers of incentive stock options (as defined under current tax laws) and non-qualified stock options. The plan provides for the granting of non-qualified stock options to directors who are not employees.

     On December 29, 2004, the Company's Board of Directors approved the elimination of vesting restrictions on all outstanding stock options.

     In October 2000, the Company's Board of Directors approved the repricing of a majority of unexercised stock options, reducing the exercise price to $3.625 per share, which was the fair market value of the Class A Stock on the date of repricing. The Company recorded a non-cash charge of $726 due to the repricing in fiscal 2001. In fiscal 2002, the Company recorded a $339 reduction to compensation expense to reflect changes in the market price of the Company's stock. In fiscal 2003, the Company recorded a non-cash charge of $147 to reflect changes in the market price of the Company's stock. For the four months ended December 31, 2003, the Company recorded a $2,256 non-cash charge to compensation expense due to the variable accounting treatment associated with the value of re-priced stock options to reflect changes in the market price of the Company's stock.

                              FEDDERS CORPORATION

     The stock option plan summary and changes during each period are presented below:

                                                            FOUR MONTHS                FISCAL YEAR
                                  YEAR ENDED                   ENDED                      ENDED
                                 DECEMBER 31,    EXERCISE   DECEMBER 31,   EXERCISE    AUGUST 31,
                                     2004        PRICE(1)       2003       PRICE(1)       2003
                                 -------------   --------   ------------   --------   -------------
Options outstanding at
  beginning of year............    1,981,000      $4.10       2,228,000     $3.28       2,514,000
Granted........................           --                    791,000     $5.65              --
Canceled/Expired...............     (468,000)     $3.56         (22,000)    $3.42        (276,000)
Exercised......................      (39,000)     $3.02      (1,016,000)    $3.52         (10,000)
                                  ----------      -----     -----------     -----      ----------
Options outstanding at end of
  year.........................    1,474,000      $4.30       1,981,000     $4.10       2,228,000
                                  ==========      =====     ===========     =====      ==========
Options exercisable at end of
  year.........................    1,474,000      $4.30         159,000     $3.02         317,000
                                  ==========      =====     ===========     =====      ==========
Exercise price per share.......   $     3.02                $      2.65                $     2.65
                                     to 5.65                    to 5.65                   to 5.00
                                  ==========                ===========                ==========

---------------

(1) weighted average

     Options exercisable at December 31, 2004 have an average exercise price of $4.30. There were no stock options granted during the year ended December 31, 2004. The weighted-average grant-date fair value of stock options granted during the four months ended December 31, 2003 was $1.86. The fair value of each option granted is estimated on the date of grant using the Binomial option pricing model with the following weighted-average assumptions:

                                                              FOUR MONTHS
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  2003
                                                              ------------
Expected dividend yield.....................................      2.10%
Risk-free rate..............................................       3.0%
Expected life in years......................................         5
Volatility..................................................        39%

     The following table summarizes information on stock options outstanding at December 31, 2004:

                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                    ------------------------------------   ----------------------
                                      NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                     OUTSTANDING     LIFE(1)     PRICE(1)   EXERCISABLE   PRICE(1)
---------------                     -----------   -----------   --------   -----------   --------
$3.02 - 3.02......................     754,000       2.51        $3.02        754,000     $3.02
$4.20 - 5.65......................     720,000       3.86         5.64        720,000      5.64
                                     ---------       ----        -----      ---------     -----
                                     1,474,000       3.17        $4.30      1,474,000     $4.30
                                     =========       ====        =====      =========     =====

---------------

(1) weighted average

11.  PENSION PLANS AND OTHER COMPENSATION ARRANGEMENTS

     The Company maintains a 401(k) defined contribution plan covering all U.S. employees. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $685, $251, $649 and $1,064, for the year ended December 31, 2004, four months ended December 2003 and fiscal years ended August 31, 2003 and 2002, respectively.

                              FEDDERS CORPORATION

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

     The Company provides a portion of health care and life insurance benefits for certain retired employees who elect to participate in the Company's plan. SFAS 106 requires accrual accounting for all post-retirement benefits other than pensions. At December 31, 2004 and 2003, post-retirement benefits, although immaterial, were fully accrued with no significant change between these dates.

     The Company has a deferred retiree obligation for certain retirees. The following tables summarize certain information with respect to this obligation at:

                                                                             FOUR MONTHS
                                                               YEAR ENDED       ENDED
                                                              DECEMBER 31,     DECEMBER
                                                                  2004         31, 2003
                                                              ------------   ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................    $12,068         12,348
Service cost................................................         --             --
Interest cost...............................................        646            290
Actuarial loss..............................................        217             --
Benefits paid...............................................     (1,703)          (570)
                                                                -------        -------
Benefit obligation at end of year...........................    $11,228         12,068
                                                                =======        =======
Weighted-average assumptions as of December 31:
Discount rate...............................................       5.75%          5.75%

     Estimated future payments:

YEAR                               2005     2006     2007     2008     2009    THEREAFTER
----                              ------   ------   ------   ------   ------   ----------
Amount..........................  $1,656   $1,656   $1,656   $1,656   $1,656     $8,282

12.  ACQUISITIONS AND JOINT VENTURES

     On November 1, 2004, the Company completed the acquisition of a wholly owned air conditioning manufacturing operation in Orlando, Florida, Fedders Addison Company, Inc.("Addison"). The Company has accounted for the acquisition under the purchase method of accounting according to SFAS No. 141, "Business Combinations", the results of Addison's operations have been included in the consolidated financial statements since that date. Addison manufactures and markets a broad line of air conditioning products primarily serving commercial and institutional markets. The addition of Addison's products extends the Company's existing commercial line from its Fedders Eubank division. This subsidiary is included within the HVACR reportable segment.

                              FEDDERS CORPORATION

     The cash purchase price was $7.8 million, no goodwill resulted from the transaction. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                  AT
                                                              NOVEMBER 1,
                                                                 2004
                                                              -----------
Accounts receivable.........................................     3,130
Inventory...................................................     3,359
Other current assets........................................        27
Property, plant, and equipment..............................     4,554
                                                                ------
Total assets acquired.......................................    11,070
                                                                ======
Current Liabilities.........................................     3,256
                                                                ------
Total liabilities assumed...................................     3,256
                                                                ======
Net assets acquired.........................................     7,814
                                                                ======

     On October 21, 2003, the Company entered into a joint venture with Jiangsu Xingrong Hi-Tech Company ("Xingrong") to design, produce and market heat exchangers used in air conditioners. The Company and Xingrong each have a 50% interest in the joint venture, Changzhou Fedders Xingrong Air Conditioner Components Co., Ltd. . The Company's investment in the joint venture amounted to $0.9 million. This joint venture is included within the HVACR reportable segment. The Company reports the results of the joint venture by the equity method of accounting.

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

     In March 2003, the Company entered into a joint venture with Nanjing Suning High & New Technology Industrial Park Co., Ltd. to manufacture split-type air conditioners in China. The Company has a 2/3 interest in the joint venture, Fedders Suning Nanjing Co., Ltd. The joint venture is included within the HVACR reportable segment. The Company's investment in the joint venture amounted to $1.7 million. This joint venture is consolidated into the Company's financial statements with Nanjing Suning's 1/3 interest accounted for as a minority interest. This transaction was accounted for as a business combination

     The Company completed the acquisition, in the first quarter of fiscal 2002, of a wholly-owned air conditioning manufacturing operation in Shanghai, China, now called Fedders Shanghai Co., Ltd. This subsidiary is included within the HVACR reportable segment. This plant has fully replaced the production of room air conditioners previously produced at the Company's Tennessee plant, which ceased production as part of the 2001 restructuring plan. The purchase price of $4.6 million was allocated based on the fair market value of the assets acquired, which consisted primarily of inventory and fixed assets. The excess of purchase price over the fair market value of the assets acquired was allocated to goodwill ($0.6 million).

     In January 2002, Rotorex Company, Inc. ("Rotorex"), a subsidiary of the Company, and Dong Fang Electromechanical, a subsidiary of China North Industries Group Corporation, entered into an agreement to form a joint venture to manufacture rotary compressors for air conditioners, in Xi'an, China. This joint venture is included within the HVACR reportable segment. The Company's investment in the joint venture amounted to $5.0 million. Rotorex has a 50% interest in Xi'an Fedders Dong Fang Air Conditioner Compressor Co. Ltd. The Company reports the results of the joint venture by the equity method of accounting.

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

     The following table displays the activity and balances of the product warranty liability from December 31, 2003 to December 31, 2004:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2004
                                                              ------------
Warranty balance at December 31, 2003.......................    $  5,641
Accruals for warranties issued during the period............      16,981
Settlements made during the period..........................     (15,289)
                                                                --------
Warranty balance at December 31, 2004.......................    $  7,333
                                                                ========

  LOAN GUARANTEES

     Guarantees of subsidiary debt by Fedders Corporation (the "Parent") and subsidiaries consist of the following at December 31, 2004:

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

                              FEDDERS CORPORATION

          (ii) The Parent and various subsidiaries guarantee the obligations of certain subsidiaries under a $100 million working capital line of credit. The line of credit bears interest at Libor +2% or the prime rate of Wachovia Bank and expires in February 2006. The Parent and guarantor subsidiaries would be required to perform under the guarantees in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. The outstanding loan balance at December 31, 2004 is $28.3 million.

          (iii) The Parent guarantees the obligations of its subsidiary, Melcor Corporation, under a $1.3 million New Jersey Economic Development Authority Economic Development Bond. The bond bears interest at the rate of 6.6% per annum and matures in July 2010. The Parent would be required to perform under the guarantee in the event that Melcor fails to pay the principal of and interest on the bond or fails to comply with the provisions of the bond agreement pursuant to which the bond was issued. The outstanding loan balance at December 31, 2004 is $0.7 million.

          (iv) The Parent and Melcor Corporation guarantee the obligations of a subsidiary, Fedders Eubank Company, Inc., under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 7.16% per annum and expires in December 2007. The Parent and Melcor Corporation would be required to perform under the guarantee in the event Fedders Eubank fails to pay rent when due or fails to comply with the provisions of the lease agreement. The outstanding loan balance at December 31, 2004 is $1.8 million.

          (v) The Parent guarantees the obligations of a subsidiary, Fedders Eubank Company Inc., under a loan agreement providing for a loan of $2.0 million. The loan bears interest at the prime rate of Flag Bank and matures in February 2007. The Parent would be required to perform under the guarantee in the event Fedders Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2004 is $0.2 million.

          (vi) The Parent guarantees the obligations of a subsidiary, Polenz GmbH ("Polenz"), under a Euro 6.0 million working capital line of credit. The line of credit bears interest at the rate of Libor +2% per annum and matures June 2006. The Parent would be obligated to perform under the guarantee in the event Polenz fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at December 31, 2004.

          (vii) The Parent guarantees the obligations of a subsidiary, Fedders Eubank Company, Inc., under a mortgage agreement providing for a loan of $1.0 million. The loan has an interest rate of 4.25% and matures in June 2008. The Parent would be required to perform under the guarantee in the event Fedders Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2004 is $0.7 million.

          (viii) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Philippines peso 75 million term loan. The loan bears interest at the rate set by China Bank and matures September 2005. The Parent would be obligated to perform under the guarantee in the event that FK fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2004 is $0.9 million.

          (ix) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Philippines peso 50 million working capital line of credit. The line of credit bears interest at 12.375% per annum and matures August 2005. The Parent would be required to perform under the guarantee in the event that FK fails to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or fails to comply with the provisions of the credit agreement. The outstanding loan balance at December 31, 2004 is $0.4 million.

                              FEDDERS CORPORATION

     The Company also provides loan guarantees to two joint ventures which are not consolidated in the Company's financial statements:

          (i) On November 30, 2004, Fedders International, Inc., ("FI") a subsidiary of the Company, guaranteed up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 37.5 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2008. FI would be obligated to perform under the guaranty in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI has accounted for this guarantee under FIN 45 and recorded $0.1 million as a liability associated with this guarantee.

          (ii) Fedders International, Inc., ("FI") a subsidiary of the Company, guarantees up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 230 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2006. FI would be obligated to perform under the guaranty in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI's exposure under the guarantee at December 31, 2004 is approximately $1.2 million. This guarantee was issued prior to December 31, 2002, and hence only disclosure is required under FIN 45.

          (iii) Fedders Indoor Air Quality (Suzhou) Co., Ltd., ("FIAQ"), a subsidiary of the Company, guarantees up to RMB 5 million of the obligations of Xi'an Fedders Dong Fang Air Conditioner Compressor Co., Ltd., ("FDF"), a 50%-owned joint venture of the Company, under a working capital line of credit. The line of credit bears interest at rate set by the People's Bank of China and matures in December 2005. FIAQ would be obligated to perform its obligations under the guaranty in the event FDF fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. FIAQ's maximum exposure under the guarantee is approximately $0.6 million as of December 31, 2004.

14.  ASSETS HELD FOR SALE

     In connection with a restructuring of the Company's operations in 2001 (Note 2), the Company ceased production at its Walkersville, Maryland facility, part of the Company's HVACR reportable segment. In December 2002, the Company began the process of actively marketing the Walkersville facility for sale. The Company has since changed the marketing strategy and taken necessary actions to divide the property in order to enhance the property value. Currently there are several interested parties and the Company is managing the process to maximize the sale price. The Company anticipates the selling price of the facility will exceed its net book value after consideration of selling expenses associated with marketing the facility for sale. At December 31, 2003, assets totaling $8,564, which consist of land, land improvements, buildings and building improvements have been classified as "Assets Held for Sale" and are no longer being depreciated in accordance with SFAS 144. During the first quarter of 2004, a building in Ningbo, China was sold. The Company recorded a loss of $7 on the disposal of this property. At December 31, 2004, assets totaling $8,249 which were previously classified as "Assets Held for Sale" were reclassified as held and used and included in net property, plant and equipment due to the inability of the Company to complete the sale of its Walkersville, Maryland facility in accordance with the Company's original plans and expectations. The Company recorded an additional $1,032 of depreciation expense which represents the amount of depreciation expense that otherwise would have been recorded during the period that such asset was classified as held for sale.

                              FEDDERS CORPORATION

     The following table presents the carrying amount, by asset class, of the "Assets Held for Sale" at December 31:

                                                               2004     2003
                                                              ------   ------
Land and land improvements..................................  $   --   $2,181
Building, net...............................................      --    4,587
Building improvements, net..................................      --    1,796
                                                              ------   ------
Assets Held for Sale........................................  $   --   $8,564
                                                              ======   ======

15.  SUBSEQUENT EVENTS

     On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc. for a combination of $9.7 million in cash, $6.4 million or 257,484 shares of Preferred Stock and $0.3 million, or 100,000 shares of Common Stock. Islandaire Inc. manufactures and markets specialized through-the-wall packaged terminal air conditioners and heat pumps. The Company intends to purchase the remaining twenty percent of Islandaire stock within three years. This subsidiary will be included within the HVACR reportable segment. This transaction will be accounted for as a business combination.

     On June 24, 2005, FNA defaulted on the covenant in the indenture pursuant to which the Senior Notes were issued (the "Indenture") requiring us to file a Form 10-K for the year ended December 31, 2004. This delay in filing the Form 10-K also resulted in a default under our agreement with Wachovia Bank, NA (the "Senior Lender"). On September 13, 2005, FNA received the written consent from holders of a majority in aggregate principal amount of the outstanding Senior Notes under the Indenture waiving the default in performance of this covenant and consenting to the adoption of the First Supplemental Indenture and Waiver, dated September 13, 2005, (the "First Supplemental Indenture") among Fedders Corporation, Fedders North America, Inc., the Guarantors named in the Indenture (the "Guarantors") and U.S. Bank National Association, as Trustee (the "Trustee"). The First Supplemental Indenture established a waiver period (the "Waiver Period"), which ends on December 31, 2005, during which the Company must complete the filing of this Form 10-K and of the Forms 10-Q for the first, second and third quarters of 2005. The Company currently expects to complete these filings during the Waiver Period.

     A default under the Indenture or under our agreement with the Senior Lender will trigger a cross default under the terms of the other agreement. During 2005, as a result of the delay in filing this annual report on Form 10-K and quarterly reports on Form 10-Q for the first and second quarters, the Company was in default of its agreement with the Senior Lender related to a covenant requiring the Company to timely file these reports. The Company subsequently received a waiver of this default. By the terms of the waiver, the Company must file its Form 10-K on or before September 30, 2005 and Forms 10-Q for the first and second quarters of 2005 on or before November 30, 2005. The Company currently expects to file these reports by such date.

     In order to obtain the consent of the holders of the Senior Notes, pursuant to the First Supplemental Indenture, the Company and FNA agreed that during the Waiver Period an additional 100 basis points of interest will accrue on the principal amount of the Senior Notes, which amount shall be payable with the interest payment due on March 1, 2006.

                              FEDDERS CORPORATION

     In connection with the waiver of the default, the Indenture was amended by the First Supplemental Indenture as follows:

     - To include the Company under certain covenants of the Indenture;

     - To limit the Company, FNA and the Restricted Subsidiaries, as defined in the First Supplemental Indenture (the "Restricted Subsidiaries"), from making restricted payments, including dividends, incurring debt obligations or making acquisitions during the Waiver Period;

     - To require the Company to enter into a pledge agreement pursuant to which it grants a second lien on the stock of Fedders International, Inc. to secure its obligations under its guarantee in the Indenture.

     Pursuant to the Indenture, FNA was required to make a semi-annual interest payment to the noteholders on September 1, 2005. FNA did not make the payment on or before September 1, 2005. Under the terms of the Indenture, a failure to make an interest payment by the date due is not an event of default if the payment is made within 30 days from the date it was originally due. FNA utilized the 30 day grace period in order to complete the documentation required for the waiver and paid all accrued interest due on the Notes on September 14, 2005.

16.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     FNA and the Company are the issuer and the guarantor, respectively, of the $155 million 9 7/8% Senior Notes due 2014. In addition, the subsidiaries of FNA are also guarantors of the notes.

     The Company's and the subsidiaries' guarantees are full and unconditional. The following condensed consolidating financial statements present separate information for FNA and its guarantor subsidiaries, the Parent, and the other non-guarantor subsidiaries and should be read in conjunction with the consolidated financial statements of the Company. The following presentation has been prepared on a historical basis taking into account the guarantor/non-guarantor structure that resulted from the issuance of the Senior Notes due 2014 in March 2004.

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31, 2004
                                        -----------------------------------------------------------
                                        FEDDERS
                                         NORTH      OTHER                 ELIMINATING     FEDDERS
                                        AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                        --------   --------   ---------   -----------   -----------
Net sales.............................  $345,790   $219,195         --     $(151,969)    $413,016
Cost of sales.........................   302,927    201,803         --      (151,969)     352,761
Selling, general and administrative
  expense(a)..........................    51,026     21,668   $  2,128            --       74,822
Asset impairment, employee severance
  and other restructuring credits.....      (842)        --         --            --         (842)
                                        --------   --------   --------     ---------     --------
Operating loss........................    (7,321)    (4,276)    (2,128)           --      (13,725)
Partners' net interest in joint
  venture results.....................        --       (220)        --            --         (220)
Equity income in investment...........        --         --    (24,853)       24,853           --
Interest expense, net(b)..............   (17,589)    (2,296)      (239)           --      (20,124)
Loss on debt extinguishment...........    (8,075)        --         --            --       (8,075)
Other income..........................       747        798        387            --        1,932
                                        --------   --------   --------     ---------     --------
Loss before income taxes..............   (32,238)    (5,994)   (26,833)       24,853      (40,212)
Benefit for income taxes..............   (11,283)    (2,096)      (726)           --      (14,105)
                                        --------   --------   --------     ---------     --------
Net loss..............................   (20,955)    (3,898)   (26,107)       24,853      (26,107)
Preferred stock dividends.............        --         --      4,020            --        4,020
                                        --------   --------   --------     ---------     --------
Net (loss) applicable to common
  stockholders........................  $(20,955)  $ (3,898)  $(30,127)    $  24,853     $(30,127)
                                        ========   ========   ========     =========     ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                     FOUR MONTHS ENDED DECEMBER 31, 2003
                                          ----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                          --------   -------   ---------   -----------   -----------
Net sales...............................  $ 44,481   $73,671         --     $(62,598)     $ 55,554
Cost of sales...........................    45,324    65,527         --      (62,598)       48,253
Selling, general and administrative
  expense(a)............................    12,141     6,635   $  4,732           --        23,508
Gain on sale of joint venture
  interest..............................        --      (638)        --           --          (638)
                                          --------   -------   --------     --------      --------
Operating (loss) income.................   (12,984)    2,147     (4,732)          --       (15,569)
Partners' net interest in joint venture
  results...............................       126    (1,481)        --           --        (1,355)
Equity income in investment.............        --        --    (12,135)      12,135            --
Interest expense, net(b)................    (5,236)     (689)       (78)          --        (6,003)
Other (expense) income..................      (125)      172        218           --           265
                                          --------   -------   --------     --------      --------
(Loss) income before income taxes.......   (18,219)      149    (16,727)      12,135       (22,662)
(Benefit) provision for income taxes....    (6,023)       88     (1,426)          --        (7,361)
                                          --------   -------   --------     --------      --------
Net (loss) income.......................   (12,196)       61    (15,301)      12,135       (15,301)
Preferred stock dividends...............        --        --        484           --           484
                                          --------   -------   --------     --------      --------
Net (loss) income applicable to common
  stockholders..........................  $(12,196)  $    61   $(15,785)    $ 12,135      $(15,785)
                                          ========   =======   ========     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                      FISCAL YEAR ENDED AUGUST 31, 2003
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
Net sales..............................  $382,228   $278,624         --     $(239,149)    $421,703
Cost of sales..........................   314,574    253,410         --      (239,149)     328,835
Selling, general and administrative
  expense(a)...........................    41,839     19,339    $   726            --       61,904
Asset impairment, employee severance
  and other restructuring credits......      (115)        --         --            --         (115)
                                         --------   --------    -------     ---------     --------
Operating income (loss)................    25,930      5,875       (726)           --       31,079
Partners' net interest in joint venture
  results..............................        --        (14)        --            --          (14)
Equity income in investment............        --         --     (2,402)        2,402           --
Interest expense, net(b)...............   (16,010)    (2,263)      (273)           --      (18,546)
Other (expense) income.................      (224)       737        (12)           --          501
                                         --------   --------    -------     ---------     --------
Income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle.................     9,696      4,335     (3,413)        2,402       13,020
Provision (benefit) for income taxes...     2,863      1,664       (303)           --        4,224
                                         --------   --------    -------     ---------     --------
Net income (loss) before cumulative
  effect of a change in accounting
  principle............................     6,833      2,671     (3,110)        2,402        8,796
Cumulative effect of a change in
  accounting principle.................    11,906         --         --            --       11,906
                                         --------   --------    -------     ---------     --------
Net (loss) income......................    (5,073)     2,671     (3,110)        2,402       (3,110)
Preferred stock dividends..............        --         --        618            --          618
                                         --------   --------    -------     ---------     --------
Net (loss) income applicable to common
  stockholders.........................  $ (5,073)  $  2,671    $(3,728)    $   2,402     $ (3,728)
                                         ========   ========    =======     =========     ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                      FISCAL YEAR ENDED AUGUST 31, 2002
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
Net sales..............................  $337,293   $133,908         --     $(97,499)     $373,702
Cost of sales..........................   272,088    116,063         --      (97,499)      290,652
Selling, general and administrative
  expense(a)...........................    44,095     18,196    $   817           --        63,108
Asset impairment, employee severance
  and other restructuring credits......      (397)        --         --           --          (397)
                                         --------   --------    -------     --------      --------
Operating income (loss)................    21,507       (351)      (817)          --        20,339
Partners' net interest in joint venture
  results..............................        --        713         --           --           713
Equity income in investment............        --         --      2,348       (2,348)           --
Interest expense, net(b)...............   (16,653)    (1,964)        --           --       (18,617)
Other income...........................       133         96        312           --           541
                                         --------   --------    -------     --------      --------
Income (loss) before income taxes......     4,987     (1,506)     1,843       (2,348)        2,976
Provision (benefit) for income taxes...     1,622       (489)    (6,166)          --        (5,033)
                                         --------   --------    -------     --------      --------
Net income (loss)......................  $  3,365   $ (1,017)   $ 8,009     $ (2,348)     $  8,009
                                         ========   ========    =======     ========      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                          AS OF DECEMBER 31, 2004
                                        -----------------------------------------------------------
                                        FEDDERS
                                         NORTH      OTHER                 ELIMINATING     FEDDERS
                                        AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                        --------   --------   ---------   -----------   -----------
                                              ASSETS
Current assets:
  Cash and cash equivalents...........  $  2,778   $ 14,529   $  5,476            --     $ 22,783
  Net accounts receivable.............    16,844     11,829         --            --       28,673
  Net inventories.....................    97,760     35,160         --            --      132,920
  Other current assets................     4,636      5,943     14,167     $  (5,340)      19,406
                                        --------   --------   --------     ---------     --------
Total current assets..................   122,018     67,461     19,643        (5,340)     203,782
Investments in subsidiaries...........        --         --    (34,538)       34,538           --
Net property, plant and equipment.....    44,057     16,292        370            --       60,719
Goodwill..............................    62,870     15,096         --            --       77,966
Other intangible assets...............     1,347         --         --            --        1,347
Other assets..........................    11,186      3,139     44,058            --       58,383
                                        --------   --------   --------     ---------     --------
Total assets..........................  $241,478   $101,988   $ 29,533     $  29,198     $402,197
                                        ========   ========   ========     =========     ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes....................  $ 28,330   $ 29,241         --            --     $ 57,571
  Current portion of long-term debt...     1,534        119                       --        1,653
  Accounts and income taxes payable...    10,026     37,015   $  2,108            --       49,149
  Accrued expenses....................    25,920      8,608      5,644            --       40,172
                                        --------   --------   --------     ---------     --------
Total current liabilities.............    65,810     74,983      7,752            --      148,545
Long-term debt........................   159,453      1,433         --            --      160,886
Other long-term liabilities...........        24     11,120     28,756     $  (5,340)      34,560
Net due to (from) affiliates..........    41,685     23,496    (65,181)           --           --
Stockholders' equity:
  Preferred Stock.....................        --         --         19            --           19
  Common and Class B Stock............         5         --        390            (5)         390
  Additional paid-in capital..........    20,293     25,542    108,363       (45,835)     108,363
  Retained earnings (deficit)(f)......   (45,446)   (34,256)   (10,176)       79,702      (10,176)
  Deferred compensation and treasury
     stock............................        --         --    (39,714)           --      (39,714)
  Accumulated other comprehensive
     loss.............................      (346)      (330)      (676)          676         (676)
                                        --------   --------   --------     ---------     --------
Total stockholders' equity............   (25,494)    (9,044)    58,206        34,538       58,206
                                        --------   --------   --------     ---------     --------
Total liabilities and stockholders'
  equity..............................  $241,478   $101,988   $ 29,533     $  29,198     $402,197
                                        ========   ========   ========     =========     ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           AS OF DECEMBER 31, 2003
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
                                               ASSETS
Current assets:
  Cash and cash equivalents............  $ 13,657   $  8,386         --           --      $ 22,043
  Net accounts receivable..............    18,646     11,072         --           --        29,718
  Net inventories......................   111,587     33,899         --           --       145,486
  Assets held for sale.................     8,249        315         --           --         8,564
  Other current assets.................     2,864     23,266   $ 16,897     $ (7,023)       36,004
                                         --------   --------   --------     --------      --------
Total current assets...................   155,003     76,938     16,897       (7,023)      241,815
Investments in subsidiaries............        --         --    (11,047)      11,047            --
Net property, plant and equipment......    38,911     15,160        591           --        54,662
Goodwill...............................    62,870     15,760         --           --        78,630
Other intangible assets................     1,685         --         --           --         1,685
Other assets...........................     8,035        624     30,797           --        39,456
                                         --------   --------   --------     --------      --------
Total assets...........................  $266,504   $108,482   $ 37,238     $  4,024      $416,248
                                         ========   ========   ========     ========      ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes.....................        --   $ 30,446         --           --      $ 30,446
  Current portion of long-term debt....  $  1,446      1,331   $      2           --         2,779
  Accounts and income taxes payable....    27,983     57,084      1,246           --        86,313
  Accrued expenses.....................    21,497      9,492      8,043           --        39,032
                                         --------   --------   --------     --------      --------
Total current liabilities..............    50,926     98,353      9,291           --       158,570
Long-term debt.........................   157,027      1,938         --           --       158,965
Other long-term liabilities............       630     11,630     30,526     $ (7,023)       35,763
Net due to (from) affiliates...........    62,829      2,700    (65,529)          --            --
Stockholders' equity:
  Preferred Stock......................        --         --          7           --             7
  Common and Class B Stock.............         5         --        389           (5)          389
  Additional paid-in capital...........    20,292     25,542     80,680      (45,834)       80,680
  Retained earnings (deficit)(f).......   (24,292)   (30,840)    23,603       55,132        23,603
  Deferred compensation and treasury
     stock.............................        --         --    (39,977)          --       (39,977)
  Accumulated other comprehensive
     loss..............................      (913)      (841)    (1,752)       1,754        (1,752)
                                         --------   --------   --------     --------      --------
Total stockholders' equity.............    (4,908)    (6,139)    62,950       11,047        62,950
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity...............................  $266,504   $108,482   $ 37,238     $  4,024      $416,248
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31, 2004
                                        ------------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                        ---------   --------   ---------   -----------   -----------
Net cash provided by (used in)
  operating activities................  $     633   $ (7,442)  $(15,032)        --        $(21,841)
                                        ---------   --------   --------       ----        --------
Net additions to property, plant and
  equipment...........................     (1,365)    (3,744)      (102)        --          (5,211)
Investment in joint venture...........         --     (1,029)        --                     (1,029)
Acquisition of businesses.............     (7,814)        --         --         --          (7,814)
                                        ---------   --------   --------       ----        --------
Net cash used in investing
  activities..........................     (9,179)    (4,773)      (102)        --         (14,054)
                                        ---------   --------   --------       ----        --------
Net proceeds from (repayments of)
  short-term notes....................     28,330     (1,205)        --         --          27,125
Net proceeds from (repayments of)
  long-term debt......................        791     (1,717)        --         --            (926)
Proceeds from stock options
  exercised...........................         --         --        117         --             117
Cash dividends........................         --         --     (7,672)        --          (7,672)
Proceeds from stock rights
  subscribed..........................         --         --     28,323         --          28,323
Net proceeds from issuance of 9 7/8%
  Senior Note.........................    150,245         --         --         --         150,245
Repayments of 9 3/8% Senior
  Subordinated Notes..................   (150,000)        --         --         --        (150,000)
Call premium and deferred financing
  charges.............................    (10,356)        --         --         --         (10,356)
Other.................................         --         --       (221)        --            (221)
Change in net due to (from)
  affiliate...........................    (21,343)    21,280         63         --              --
                                        ---------   --------   --------       ----        --------
Net cash (used in) provided by
  financing activities................     (2,333)    18,358     20,610         --          36,635
                                        ---------   --------   --------       ----        --------
Net (decrease) increase in cash and
  cash equivalents....................    (10,879)     6,143      5,476         --             740
Cash and cash equivalents at beginning
  of year.............................     13,657      8,386         --         --          22,043
                                        ---------   --------   --------       ----        --------
Cash and cash equivalents at end of
  year................................  $   2,778   $ 14,529      5,476         --        $ 22,783
                                        =========   ========   ========       ====        ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                     FOUR MONTHS ENDED DECEMBER 31, 2003
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
Net cash (used in) provided by
  operating activities.................  $(64,808)  $ 14,417    $ 8,710     $(16,551)     $(58,232)
                                         --------   --------    -------     --------      --------
Net additions to property, plant and
  equipment............................      (814)    (1,264)       (38)          --        (2,116)
Sale of joint venture interest.........        --      1,561         --           --         1,561
                                         --------   --------    -------     --------      --------
Net cash (used in) provided by
  investing activities.................      (814)       297        (38)          --          (555)
                                         --------   --------    -------     --------      --------
Proceeds from short-term notes.........        --     22,926         --           --        22,926
Net repayments of long-term debt.......    (1,731)      (555)       (14)          --        (2,300)
Proceeds from stock options
  exercised............................        --         --      1,709           --         1,709
Cash dividends.........................   (16,551)        --     (2,383)      16,551        (2,383)
Preferred stock exchange offer.........        --         --        (24)          --           (24)
Change in net due to (from)
  affiliate............................    43,830    (35,870)    (7,960)          --            --
                                         --------   --------    -------     --------      --------
Net cash provided by (used in)
  financing activities.................    25,548    (13,499)    (8,672)      16,551        19,928
                                         --------   --------    -------     --------      --------
Net (decrease) increase in cash and
  cash equivalents.....................   (40,074)     1,215         --           --       (38,859)
Cash and cash equivalents at beginning
  of period............................    53,731      7,171         --           --        60,902
                                         --------   --------    -------     --------      --------
Cash and cash equivalents at end of
  period...............................  $ 13,657   $  8,386         --           --      $ 22,043
                                         ========   ========    =======     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                      FISCAL YEAR ENDED AUGUST 31, 2003
                                          ----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                          --------   -------   ---------   -----------   -----------
Net cash (used in) provided by operating
  activities............................  $ (3,527)  $ 5,673    $ 3,471          --        $ 5,617
                                          --------   -------    -------       -----        -------
Net additions to property, plant and
  equipment.............................    (2,447)   (3,980)       392          --         (6,035)
Acquisition of businesses...............        --    (1,333)        --          --         (1,333)
                                          --------   -------    -------       -----        -------
Net cash (used in) provided by investing
  activities............................    (2,447)   (5,313)       392          --         (7,368)
                                          --------   -------    -------       -----        -------
Net repayments of short-term notes......        --    (2,309)        --          --         (2,309)
Net repayments of long-term debt........    (1,462)   (1,518)      (107)         --         (3,087)
Proceeds from stock options exercised...        --        --         30          --             30
Cash dividends..........................        --        --     (4,126)         --         (4,126)
Proceeds from stock rights subscribed...        --        --      6,167                      6,167
Other...................................        --        --     (1,401)         --         (1,401)
Change in net due (from) to affiliate...    (3,335)    7,761     (4,426)         --             --
                                          --------   -------    -------       -----        -------
Net cash (used in) provided by financing
  activities............................    (4,797)    3,934     (3,863)         --         (4,726)
                                          --------   -------    -------       -----        -------
Net (decrease) increase in cash and cash
  equivalents...........................   (10,771)    4,294         --          --         (6,477)
Cash and cash equivalents at beginning
  of year...............................    64,502     2,877         --          --         67,379
                                          --------   -------    -------       -----        -------
Cash and cash equivalents at end of
  year..................................  $ 53,731   $ 7,171         --          --        $60,902
                                          ========   =======    =======       =====        =======

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                      FISCAL YEAR ENDED AUGUST 31, 2002
                                          ----------------------------------------------------------
                                          FEDDERS
                                           NORTH     OTHER                 ELIMINATING     FEDDERS
                                          AMERICA   FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                          -------   --------   ---------   -----------   -----------
Net cash provided by operating
  activities............................  $20,516   $  2,096   $ 11,522         --        $ 34,134
                                          -------   --------   --------       ----        --------
Net additions to property, plant and
  equipment.............................   (3,410)    (3,051)       (95)        --          (6,556)
Acquisition of businesses...............       --     (8,008)        --         --          (8,008)
                                          -------   --------   --------       ----        --------
Net cash used in investing activities...   (3,410)   (11,059)       (95)        --         (14,564)
                                          -------   --------   --------       ----        --------
Proceeds from short-term notes..........       --      1,896         --         --           1,896
Proceeds from (repayments of) long-term
  debt..................................      222     (1,444)      (102)        --          (1,324)
Proceeds from stock options exercised...       --         --          1         --               1
Cash dividends..........................       --         --     (3,725)        --          (3,725)
Other...................................       --         --       (231)        --            (231)
Change in net due to (from) affiliate...    2,234      7,786    (10,020)        --              --
                                          -------   --------   --------       ----        --------
Net cash provided by (used in) financing
  activities............................    2,456      8,238    (14,077)        --          (3,383)
                                          -------   --------   --------       ----        --------
Net increase (decrease) in cash and cash
  equivalents...........................   19,562       (725)    (2,650)        --          16,187
Cash and cash equivalents at beginning
  of year...............................   44,940      3,602      2,650         --          51,192
                                          -------   --------   --------       ----        --------
Cash and cash equivalents at end of
  year..................................  $64,502   $  2,877         --         --        $ 67,379
                                          =======   ========   ========       ====        ========

                              FEDDERS CORPORATION

  INTERCOMPANY TRANSACTIONS

     The historical condensed consolidating financial statements presented above include the following transactions between FNA and the Company:

          a) The Company charges corporate overhead to FNA essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to $13,832, $3,363, $13,143 and $11,483 for the year ended December 31, 2004, the four months ended December 31, 2003, and the fiscal years ended August 31, 2003 and 2002, respectively.

          b) FNA's interest expense reflects actual interest charges on the Senior Subordinated Notes, State of Illinois Promissory Note, capital lease obligations, and a revolving line of credit.

          c) FNA's depreciation and amortization for the year ended December 31, 2004, the four months ended December 31, 2003, and the fiscal years ended August 31, 2003 and 2002, amounted to $7,855, $2,431, $6,138 and $10,584, respectively. Capital expenditures for the year ended December 31, 2004, the four months ended December 31, 2003, and the fiscal years ended August 31, 2003 and 2002, amounted to $2,677, $825, $3,066 and $4,369, respectively.

          d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

          e) The Company's stock option plan includes FNA's employees.

          f) In the year ended December 31, 2004, and the fiscal years ended August 31, 2003 and 2002, FNA did not declare a dividend. In the four months ended December 31, 2003, FNA declared a dividend of $16,551 to the Company.

          g) On November 1, 2004, FNA completed the acquisition of a wholly owned air conditioning manufacturing operation in Orlando, Florida, Fedders Addison Company, Inc.. This company manufactures and markets a broad line of air conditioning products primarily serving commercial and institutional markets.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fedders Corporation:

     We have audited the accompanying consolidated balance sheets of Fedders Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004, for the four months ended December 31, 2003, and for each of the two fiscal years in the period ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fedders Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004, for the four months ended December 31, 2003, and for each of the two fiscal years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company restated comprehensive income (loss) for the four months ended December 31, 2003, and for the fiscal year ended August 31, 2003.

     As discussed in Note 1 to the consolidated financial statements, effective September 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets".

     We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and our report dated September 30, 2005 disclaimed an opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 30, 2005

                  FEDDERS CORPORATION QUARTERLY FINANCIAL DATA
         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)

                                                           QUARTER ENDED 2004
                                                               (UNAUDITED)
                                           ---------------------------------------------------    YEAR ENDED
                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 30,   DECEMBER 31,
                                             2004        2004         2004            2004           2004
                                           ---------   --------   -------------   ------------   ------------
Net sales................................  $119,295    $178,125     $ 69,158        $ 46,438       $413,016
Gross profit.............................    21,758      28,888        7,568           2,041         60,255
(Loss) income before income taxes........    (7,561)      3,327      (14,488)        (21,490)       (40,212)
Net (loss) income........................    (5,147)      2,260       (9,738)        (13,482)       (26,107)
Net (loss) income applicable to common
  stockholders...........................    (6,152)      1,255      (10,743)        (14,487)       (30,127)
Comprehensive (loss) income(c)...........    (5,001)      2,176       (9,744)        (12,462)       (25,031)
Basic (loss) earnings per common
  share(b)...............................     (0.20)       0.04        (0.35)          (0.48)         (0.99)
Diluted (loss) earnings per common
  share..................................     (0.20)       0.04        (0.35)          (0.48)         (0.99)
Market price per share:
Common Stock (FJC)
  High...................................      8.27        6.43         4.39            4.38           8.27
  Low....................................      5.05        3.55         3.06            2.70           2.70

                                                      QUARTER ENDED 2003
                                                          (UNAUDITED)                        FISCAL YEAR    FOUR MONTHS
                                      ---------------------------------------------------       ENDED          ENDED
                                      NOVEMBER 30,   FEBRUARY 28,   MAY 31,    AUGUST 31,    AUGUST 31,     DECEMBER 31,
                                          2002           2003         2003        2003          2003            2003
                                      ------------   ------------   --------   ----------   -------------   ------------
Net sales...........................    $ 39,163       $71,496      $194,174    $116,870      $421,703        $ 55,554
Gross profit........................       7,831        14,923        45,100      25,014        92,868           7,301
(Loss) income before income taxes
  and cumulative effect of a change
  in accounting principle...........     (11,254)       (4,796)       23,629       5,441        13,020         (22,662)
Cumulative effect of a change in
  accounting principle..............      11,906            --            --          --        11,906              --
Net (loss) income(a)................     (19,504)       (3,236)       15,950       3,680        (3,110)        (15,301)
Net (loss) income applicable to
  common stockholders...............     (19,504)       (3,410)       15,728       3,458        (3,728)        (15,785)
Comprehensive (loss) income(c)......     (19,753)       (3,034)       15,854       2,890        (4,043)        (14,808)
Basic (loss) earnings per common
  share before cumulative effect of
  a change in accounting
  principle.........................       (0.23)        (0.11)         0.53        0.12          0.27           (0.52)
Cumulative effect of a change in
  accounting principle(b)...........       (0.37)           --            --          --         (0.39)             --
Basic (loss) earnings per common
  share(b)..........................       (0.60)        (0.11)         0.53        0.12         (0.12)          (0.52)
Diluted (loss) earnings per common
  share before cumulative effect of
  a change in accounting
  principle.........................       (0.23)        (0.11)         0.53        0.12          0.27           (0.52)
Cumulative effect of a change in
  accounting principle(b)...........       (0.37)           --            --          --         (0.39)             --
Diluted (loss) earnings per common
  share.............................       (0.60)        (0.11)         0.53        0.12         (0.12)          (0.52)
Market price per share:
Common Stock (FJC)
  High..............................        2.93          3.43          3.70        4.04          4.04            7.90
  Low...............................        2.23          2.58          2.86        2.97          2.23            3.92

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

(c) In previously reporting comprehensive income (loss), the Company included the affects of preferred stock dividends declared in its measurement. As such, quarterly comprehensive income (loss) as previously reported for the year ended December 31, 2004, four months ended December 31, 2003 and for the fiscal year ended August 31, 2003 has been restated to correct for this error. This adjustment had no effect on basic/diluted earnings (loss) per share applicable to common stockholders. The following table summarizes the effects of the restatement on comprehensive income (loss):

Comprehensive Income (Loss):

                                                        QUARTER ENDED 2004
                                                            (UNAUDITED)
                                    -----------------------------------------------------------
                                     MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                        2004           2004            2004            2004
                                    ------------   -------------   -------------   ------------
As previously reported............    $ (6,006)      $  1,171        $(10,749)       $(12,461)
As restated.......................      (5,001)         2,176          (9,744)        (12,461)

                                      QUARTER       FOUR MONTHS
                                       ENDED           ENDED
                                    NOVEMBER 30,   DECEMBER 31,
                                        2003           2004
                                    ------------   -------------
As previously reported............    $(10,323)      $(15,292)
As restated.......................      (9,960)       (14,808)

                                                  QUARTER ENDED FISCAL YEAR 2003
                                                            (UNAUDITED)
                                    -----------------------------------------------------------
                                    NOVEMBER 30,   FEBRUARY 28,                     AUGUST 31,
                                        2002           2003        MAY 31, 2003        2003
                                    ------------   -------------   -------------   ------------
As previously reported............    $(19,753)      $ (3,208)       $ 15,632        $  2,668
As restated.......................     (19,753)        (3,034)         15,854           2,889

                              FEDDERS CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II

                                                BALANCE    ADDITIONS                          BALANCE
                                                  AT        CHARGED                           AT END
                                               BEGINNING      TO                                OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS:               OF PERIOD    EXPENSE    DEDUCTIONS    OTHER    PERIOD
--------------------------------               ---------   ---------   ----------   -------   -------
                                                               (AMOUNTS IN THOUSANDS)
For the year ended December 31, 2004.........   $1,888      $1,819      $  (292)    $   (24)  $3,391
For the four months ended December 31,
  2003.......................................   $2,032      $   16      $   (81)    $   (79)  $1,888
For the fiscal year ended August 31, 2003....   $2,613      $  423      $(1,078)    $    74   $2,032
For the fiscal year ended August 31, 2002....   $2,494      $  698      $  (579)         --   $2,613

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fedders Corporation:

We have audited the consolidated financial statements of Fedders Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for the year ended December 31, 2004, for the four months ended December 31, 2003, and for each of the two fiscal years in the period ended August 31, 2003, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated September 30, 2005 (which report on the consolidated financial statements expresses an unqualified opinion and includes explanatory paragraphs relating to the restatement discussed in Note 1 and a change in method of accounting for goodwill and intangible assets; and which report on the effectiveness of the Company's internal control over financial reporting expresses a disclaimer of opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting because of a scope limitation and expresses an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 30, 2005