Form 10-Q
period 2005-03-31
FEDDERS CORP /DE
filed 2005-12-30
CIK 744106

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The registrant has outstanding 28,074,097 shares of Common Stock and 2,492,401 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of November 30, 2005.

================================================================================

                               FEDDERS CORPORATION

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I    FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS
          CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004                 3
          CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005,
          DECEMBER 31, 2004 AND MARCH 31, 2004                               4
          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
          ENDED MARCH 31, 2005 AND 2004                                      5
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                    6-19
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION                                          20-23
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         24
ITEM 4.   CONTROLS AND PROCEDURES                                            24
PART II   OTHER INFORMATION                                                  27
ITEM 3A.  DEFAULTS ON SENIOR SECURITIES                                      27
ITEM 6.   EXHIBITS                                                           27

          SIGNATURE                                                          28
          CERTIFICATIONS                                                   29-32

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FEDDERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ----------------------
                                                                               2005        2004
                                                                            ---------   ----------
                                                                            (AMOUNTS IN THOUSANDS,
                                                                            EXCEPT PER SHARE DATA)
                                                                                  (UNAUDITED)
Net sales ...............................................................     $72,898   $115,632
Costs and expenses:
   Cost of sales ........................................................      59,286     95,065
   Selling, general and administrative expense ..........................      17,744     16,320
                                                                              -------   --------
Total expenses ..........................................................      77,030    111,385
                                                                              -------   --------
Operating income (loss) .................................................      (4,132)     4,247

Partners' net interest in joint venture results .........................         379       (269)
Interest expense, net ...................................................       5,358      4,927
Debt extinguishment .....................................................          --      7,392
Other (income) expense ..................................................        (607)      (357)
                                                                              -------   --------
Income (loss) from continuing operations before income taxes ............      (8,504)    (7,984)

(Benefit) provision for income taxes ....................................         228     (2,562)
                                                                              -------   --------
Net income (loss) from continuing operations ............................      (8,732)    (5,422)
Income from discontinued operations, net of tax of $14 and $147 .........         635        276
                                                                              -------   --------
Net loss ................................................................      (8,097)    (5,146)
Preferred stock dividends ...............................................       1,005      1,005
                                                                              -------   --------
Net loss applicable to common stockholders ..............................     $(9,102)  $ (6,151)
                                                                              =======   ========

Income (loss) per common share:
   Basic net loss per common share from continuing operations ...........     $ (0.32)  $  (0.21)
                                                                              =======   ========
   Diluted net loss per common share from continuing operations .........       (0.32)     (0.21)
                                                                              =======   ========

   Basic net income per common share from discontinued operations .......     $  0.02   $   0.01
                                                                              =======   ========
   Diluted net income per common share from discontinued operations .....        0.02       0.01
                                                                              =======   ========

   Basic net loss per share applicable to common shareholders ...........     $ (0.30)  $  (0.20)
                                                                              =======   ========
   Diluted net loss per share applicable to common shareholders .........       (0.30)     (0.20)
                                                                              =======   ========

Weighted averages shares:
   Basic ................................................................      30,534     30,425
   Diluted ..............................................................      30,534     30,425

Dividends per share declared:
   Common Stock .........................................................     $ 0.030   $  0.030
   Class B Stock ........................................................       0.030      0.030
   Preferred Stock ......................................................       0.538      0.538

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,   DECEMBER 31,   MARCH 31,
                                                                                   2005          2004         2004
                                                                                 ---------   ------------   ---------
                                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PAR
                                                                                             VALUE DATA)
                                                                                             (UNAUDITED)
                  ASSETS
Current assets:
   Cash and cash equivalents .................................................   $ 13,499      $ 22,783     $ 23,344
   Accounts receivable (net of allowance of $4,016, $3,391 and $1,983 at March
      31, 2005, December 31, 2004 and March 31, 2004, respectively) ..........     62,079        26,933       76,965
   Inventories:
      Finished goods .........................................................    113,694       100,165      132,513
      Work-in-process ........................................................      3,029         2,746        3,346
      Raw materials and supplies .............................................     27,204        27,666       21,285
                                                                                 --------      --------     --------
   Net inventories ...........................................................    143,927       130,577      157,144
   Deferred income taxes .....................................................      8,837         8,827        7,650
   Assets held for sale ......................................................         --            --        8,564
   Other current assets ......................................................     12,759        10,389       27,855
   Current assets of discontinued operations .................................      4,132         4,273        4,892
                                                                                 --------      --------     --------
Total current assets .........................................................    245,233       203,782      306,414
Net property, plant and equipment:
   Land and improvements .....................................................      5,186         5,183        1,293
   Buildings and leasehold improvements ......................................     40,745        40,326       31,431
   Machinery and equipment ...................................................    107,074       102,688       97,320
                                                                                 --------      --------     --------
   Gross property, plant and equipment .......................................    153,005       148,197      130,044
   Less accumulated depreciation .............................................     93,985        89,632       79,926
                                                                                 --------      --------     --------
Net property, plant and equipment ............................................     59,020        58,565       50,118
Deferred income taxes ........................................................     22,263        22,263        8,224
Goodwill .....................................................................     87,599        77,937       78,061
Other intangible assets ......................................................      4,920           261          300
Other assets .................................................................     36,064        36,099       35,660
Other assets of discontinued operations ......................................      3,235         3,290        3,515
                                                                                 --------      --------     --------
Total assets .................................................................   $458,334      $402,197     $482,292
                                                                                 ========      ========     ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ..........................................................   $ 99,617      $ 57,571     $ 49,352
   Current portion of long-term debt .........................................      1,555         1,522       24,340
   Accounts payable ..........................................................     62,697        47,955       87,440
   Income taxes payable ......................................................      1,440           586           --
   Accrued expenses ..........................................................     41,412        39,443       40,396
   Current liabilities of discontinued operations ............................      1,708         1,468        1,165
                                                                                 --------      --------     --------
Total current liabilities ....................................................    208,429       148,545      202,693
Long-term debt ...............................................................    160,099       160,286      158,988
Other long-term liabilities ..................................................     29,404        29,703       31,224
Long-term liabilities of discontinued operations .............................      1,415         1,463        1,572
Partners' net interest in joint venture ......................................      4,272         3,994        3,538
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized,  2,127, 1,870 and
   1,871 issued at March 31, 2005, December 31, 2004 and March 31, 2004,
   respectively ..............................................................         21            19           19
Common Stock, $0.01 par value, 70,000 shares authorized, 36,628, 36,528 and
   36,456 issued at March 31, 2005, December 31, 2004 and March 31, 2004,
   respectively ..............................................................        366           365          365
Class B Stock, $0.01 par value, 5,000 shares authorized, 2,493 issued at March
   31, 2005, December 31, 2004 and March 31, 2004 ............................         25            25           25
Additional paid-in capital ...................................................    115,106       108,363      108,847
Retained earnings (deficit) ..................................................    (20,192)      (10,176)      16,538
Accumulated other comprehensive loss .........................................       (963)         (676)      (1,606)
                                                                                 --------      --------     --------
                                                                                   94,363        97,920      124,188
Treasury stock, at cost, 8,521 shares of Common Stock at March 31, 2005,
   December 31, 2004 and March 31, 2004 ......................................    (39,188)      (39,188)     (39,188)
Deferred compensation ........................................................       (460)         (526)        (723)
                                                                                 --------      --------     --------
Total stockholders' equity ...................................................     54,715        58,206       84,277
                                                                                 --------      --------     --------
Total liabilities and stockholders' equity ...................................   $458,334      $402,197     $482,292
                                                                                 ========      ========     ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ---------------------
                                                                     2005        2004
                                                                   --------   ---------
                                                                   (AMOUNTS IN THOUSANDS)
                                                                        (UNAUDITED)
Cash flows from operating activities:
Net loss .......................................................   $ (8,097)  $  (5,147)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ...............................      2,473       2,231
   Deferred income taxes .......................................        (10)          2
   Amortization of deferred financing costs ....................        212         146
   Gain/loss on asset disposal .................................        (53)        279
   Loss on debt extinguishment .................................         --       7,392
   Partners' net interest in joint venture results .............       (343)        291
Changes in operating assets and liabilities, net of acquisition:
   Accounts receivable .........................................    (31,678)    (49,473)
   Inventories .................................................     (9,481)    (14,056)
   Other current assets ........................................       (806)        229
   Other assets ................................................        (42)       (535)
   Accounts payable ............................................     11,739       1,794
   Accrued expenses and income taxes payable ...................        566       1,731
   Other long-term liabilities .................................       (351)       (141)
   Other-- net .................................................       (223)        212
                                                                   --------   ---------
Net cash used in operating activities ..........................    (36,094)    (55,045)
                                                                   --------   ---------
Cash flows from investing activities:
   Additions to property, plant and equipment ..................     (1,814)     (1,613)
   Proceeds from disposal of property, plant and equipment .....        116         180
   Investment in joint venture .................................         --        (132)
   Acquisition of business, net of cash acquired (Note 5) ......     (9,426)         --
                                                                   --------   ---------
Net cash used in investing activities ..........................    (11,124)     (1,565)
                                                                   --------   ---------
Cash flows from financing activities:
   Proceeds from short-term notes ..............................     40,281      18,906
   Repayments of long-term debt ................................       (428)       (946)
   Net proceeds from issuance of 9 7/8% Senior Notes ...........         --     150,245
   Repayment of 9 3/8% Senior Subordinated Notes ...............         --    (128,150)
   Call premium and deferred financing charges .................         --      (8,393)
   Proceeds from stock options exercised .......................         --          38
   Cash dividends ..............................................     (1,919)     (1,918)
   Proceeds from stock rights exercised ........................         --      28,323
   Costs of stock offerings ....................................         --        (194)
                                                                   --------   ---------
Net cash provided by financing activities ......................     37,934      57,911
                                                                   --------   ---------
Net (decrease) increase in cash and cash equivalents ...........     (9,284)      1,301
Cash and cash equivalents at beginning of period ...............     22,783      22,043
                                                                   --------   ---------
Cash and cash equivalents at end of period .....................   $ 13,499   $  23,344
                                                                   ========   =========
Supplemental disclosure:
   Interest paid ...............................................   $  8,727   $   8,805
   Income taxes paid ...........................................         28          83

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands except share and per share data)
                                   (unaudited)

1. BASIS OF PRESENTATION

     The financial statements included herein are unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in the Annual Report on Form 10-K of Fedders Corporation's (the "Company") for the fiscal year ended December 31, 2004.

     On January 25, 2005, the Company's Board of Directors approved the sale of all the capital stock of Melcor Corporation, its thermal management subsidiary. Melcor's results of operations, assets and liabilities are reported as discontinued operations. Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation.

     The Company's business is seasonal and, consequently, operating results for the three-month period ending March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

     As a result of the previously reported delay in filing its Annual Report on Form 10-K, the Company has not timely filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the first, second, and third quarters of 2005. The financial statements for the Company's 2005 quarters could not be completed until the fiscal year 2004 financial statements were completed and a new external auditor was engaged.

2. COMPREHENSIVE INCOME (LOSS)

     Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected in other comprehensive loss as a separate component of stockholders' equity.

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                   --------------------
                                     2005       2004
                                   -------   ----------
                                             (RESTATED)
Net loss .......................   $(8,097)   $(5,146)
Other comprehensive loss:
Foreign currency translation ...      (287)       146
                                   -------    -------
Comprehensive loss .............   $(8,384)   $(5,000)
                                   =======    =======

     In previously reporting comprehensive income (loss), the Company incorrectly included the effects of preferred stock dividends declared in its measurement. As a result, comprehensive loss as previously reported for the three months ended March 31, 2004 has been restated. This adjustment had no effect on basic/diluted net loss per share applicable to common stockholders.

3. STOCK COMPENSATION

     The Company accounts for stock options issued to its employees under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for options granted, as all options granted have an exercise price equal to the market value of the underlying Common Stock on the date of grant.

     In December 2004, the Financial Accounting Standards Board (FASB) issued revised SFAS No. 123, "Share-Based Payment." The statement requires that compensation costs for all share-based awards to employees be recognized in the financial statements at fair value. The statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule which amends the compliance date for revised SFAS No. 123. The rule allows for implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. The Company intends to adopt the revised Statement as of January 1, 2006. The Company is studying the provisions of this new pronouncement to determine the impact on its financial statements.

     On December 29, 2004, the Company's Board of Directors approved the elimination of vesting restrictions on all outstanding stock options. There is no stock-based employee compensation expense for the three months ended March 31, 2005.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                     THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                  -----------------
                                                                    2005      2004
                                                                  -------   -------
Loss applicable to common stockholders-as reported ............   $(9,102)  $(6,151)
Deduct: Total stock-based employee compensation expense
   determined under fair-value-based method for all awards,
   net of related tax effects .................................        --       275
                                                                  -------   -------
Pro forma net loss ............................................   $(9,102)  $(6,426)
                                                                  =======   =======
Net loss per common share:
   Basic/diluted -- as reported ...............................   $ (0.30)  $ (0.20)
   Basic/diluted -- pro forma .................................   $ (0.30)  $ (0.21)

4. EARNINGS (LOSS) PER SHARE

     For the three months ended March 31, 2005 and 2004, net loss per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,533,473 and 30,425,096 shares, respectively. Due to their anti-dilutive effect, 1,473,750 and 1,968,519 dilutive stock options were excluded from the computation of diluted loss per share for the three months ended March 31, 2005 and 2004, respectively.

5. ACQUISITIONS AND DISCOUNTINUED OPERATIONS

Melcor

     On January 25, 2005, the Company's Board of Directors approved the sale of all the capital stock of Melcor Corporation, its thermal management subsidiary, which the Company does not consider a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17.4 million in cash which resulted in a pre-tax gain of approximately $11 million. Melcor's results of operations, assets and liabilities are reported as discontinued operations. Melcor revenues in 2004 were $13.5 million which were reported in the Engineered Products segment and were $9.5 million for the first nine months of 2005.

Acquisition of Islandaire

     On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc. ("Islandaire") for a combination of $9,550 in cash, 257,484 shares of Preferred Stock valued at $6,437, 100,000 shares of Common Stock valued at $310, and $32 of transaction costs, which primarily consisted of fees paid for appraisals, legal and accounting services. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization).

     Islandaire is located in Ronkonkoma, New York, Islandaire and is now known as Fedders Islandaire, Inc. It manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels and motels, and in institutional buildings such as schools, offices, hospitals and nursing homes. Islandaire's replacement PTAC units fit into existing wall openings without alteration to the structure of the building. The addition of Islandaire's products extends the product line of the Company's existing commercial products division. This subsidiary has been included within the HVACR reportable segment since the date of acquisition.

     The Company has accounted for the acquisition under the purchase method of accounting according to SFAS No. 141, "Business Combinations". The consolidated financial statements include the results of Islandaire from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of the Company's purchase price allocation. The following table represents the preliminary allocation of the purchase price:

                                AT MARCH 1, 2005

Cash                                                               $   158
Accounts receivable                                                  3,365
Inventory                                                            3,804
Other current assets                                                   255
Property, plant and equipment                                        1,049
Goodwill                                                             9,489
Intangible assets:
   Customer relationships (estimated useful life of 10 years)        3,300
   Engineering drawings (estimated useful life of 2 years)             300
   Noncompetition agreement (estimated useful life of 5.5 years)     1,100
   Other intangible assets                                              42
Current liabilities                                                 (5,930)
Long-term debt                                                        (168)
Minority interest                                                     (435)
                                                                   -------
Net assets acquired                                                $16,329
                                                                   =======

     The amount assigned to intangible assets primarily represents customer relationships, a noncompetition agreement and engineering drawings and was based on an appraisal. The intangible assets will be amortized over periods ranging from two to ten years using straight-line methods.

     The Islandaire facility continues to be leased from an officer of the subsidiary on substantially the same terms.

6. GOODWILL AND INTANGIBLE ASSETS

     The Company records the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. The Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), as of September 1, 2002. Under SFAS 142, the Company is required to test goodwill for impairment at least annually. The Company performs an annual test for indications of goodwill impairment. The Company identifies potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. The Company determines fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment, if any, must be measured. The Company measures the amount of goodwill impairment by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the segment goodwill exceeds the implied fair value of goodwill, the impairment is recognized as an operating expense.

     Goodwill and other intangible assets of continuing operations consist of the following:

                                                                Engineered
                                                       HVACR     Products     Total
                                                      -------   ----------   -------
Goodwill balance as of December 31, 2004...........   $69,469     $8,497     $77,966
Goodwill from Islandaire acquisition (Note 5.).....     9,489         --       9,489
Effect of foreign currency change..................       173         --         173
Less goodwill of discontinued operations...........       (29)        --         (29)
                                                      -------     ------     -------
Goodwill balance as of March 31, 2005..............   $79,102     $8,497     $87,599
                                                      =======     ======     =======

                                                      March 31,   December 31,   March 31,
                                                         2005         2004          2004
                                                      ---------   ------------   ---------
Other intangible assets............................    $ 6,484      $ 1,716       $ 1,652
Accumulated amortization...........................     (1,564)      (1,455)       (1,352)
                                                       -------      -------       -------
Other intangible assets - net......................    $ 4,920      $   261       $   300
                                                       =======      =======       =======

     Goodwill increased by $9,489 as a result of the Islandaire acquisition (see
Note 5). Other intangible assets primarily include intangible assets purchased with Islandaire (see Note 5). Amortization expense for continuing operations for the three months ended March 31, 2005 and 2004 was $92 and $34, respectively. Estimated amortization expense for other intangibles will be approximately $680 for each of the next two years, $530 for each of the following three years and $1,970 thereafter.

7. ASSETS HELD FOR SALE

     At December 31, 2004, net assets totaling $8,249, which were previously classified as "Assets Held for Sale", were reclassified as held and used and included in net property, plant and equipment due to the inability of the Company to complete the sale of its Walkersville, Maryland facility in accordance with the Company's original plans and expectations. "Assets Held for Sale" at March 31, 2005 and 2004 were $0 and $8,564, respectively.

8. INDUSTRY SEGMENTS

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                             2005      2004
                                                           -------   --------
Net sales:
   HVACR ...............................................   $66,637   $108,144
   Engineered Products .................................     6,261      7,488
                                                           -------   --------
   Net sales ...........................................   $72,898   $115,632
                                                           =======   ========
Income (loss) before interest expense, income taxes and
   loss on debt extinguishment:
   HVACR ...............................................   $(2,144)  $  3,060
   Engineered Products .................................       178        116
                                                           -------   --------
   Segment (loss) income before interest expense, income
      taxes, and other .................................    (1,966)     3,176
   Non-allocated (expense) income ......................    (1,180)     1,159
   Loss on debt extinguishments ........................        --      7,392
   Interest expense, net ...............................     5,358      4,927
   Income tax benefit ..................................       228     (2,562)
                                                           -------   --------
   Net loss from continuing operations .................    (8,732)    (5,422)
   Income from discontinued operations, net of tax .....       635        276
                                                           -------   --------
   Net loss ............................................   $(8,097)  $ (5,146)
                                                           =======   ========

                                          MARCH 31,   DECEMBER 31,   MARCH 31,
                                             2005         2004          2004
                                          ---------   ------------   ---------
Total assets:
HVACR .................................    $336,024     $288,500      $374,760
Engineered Products ...................      45,213       46,854        47,935
Non-allocated assets ..................      69,730       59,280        51,190
Discontinued operations ...............       7,367        7,563         8,407
                                           --------     --------      --------
                                           $458,334     $402,197      $482,292
                                           ========     ========      ========

     Non-allocated (income) expense and assets are primarily related to the Company's corporate headquarters.

9. PENSION PLANS AND OTHER COMPENSATION ARRANGEMENTS

     The Company has a deferred retiree obligation for certain retirees. The following table summarizes certain information with respect to this obligation at:

                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                  ------------------
                                                    2005      2004
                                                  -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year .......   $11,228   $12,068
Service cost ..................................        --        --
Interest cost .................................       156       162
Actuarial loss ................................        --        --
Benefits paid .................................      (419)     (464)
                                                  -------   -------
Benefit obligation at end of year .............   $10,965   $11,766
                                                  =======   =======
Weighted-average assumptions as of December 31:
Discount rate .................................      5.75%     5.75%

10. PRODUCT WARRANTY

     Certain of the Company's products are covered by standard product warranty plans that extend from 1 to 5 years. In addition, major retailers have consumer return policies which allow consumers to return product that may be defective in lieu of field service. At the time revenue is recognized, upon shipment, measurements of those sales are reduced by estimates of the future costs associated with fulfilling warranty obligations.

     The Company uses historical failure and defective return rates, which may or may not be indicative of future rates. Each quarter, the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, is re-evaluated.

     The following table displays the activity and balances of the product warranty liability for the three months ended March 31:

                                                        2005      2004
                                                      -------   -------
Warranty balance at beginning of period............   $ 7,333   $ 5,641
Accruals for warranties issued during the period...     2,528     3,050
Settlements made during the period.................    (2,594)   (2,126)
                                                      -------   -------
Warranty balance at end of period..................   $ 7,267   $ 6,565
                                                      =======   =======

11. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Non-monetary Assets", as an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement shall be applied prospectively. The Company adopted SFAS No. 153 in the third quarter of 2005, and it did not have a material impact on the results of operations, financial position, or cash flows.

     In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, "Share Based Payments" ("SAB 107") to provide public companies additional guidance in applying the provisions of SFAS No. 123(R). Among other things, SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123(R) with certain existing SEC guidance. We intend to adopt provisions of SAB 107 in conjunction with the adoption of SFAS No. 123(R) as of January 1, 2006.

     During 2005, the FASB issued the following three Staff Position Papers ("FSP's") providing guidance on the implementation of SFAS No. 123(R) "Share Based Payments": FSP SFAS No. 123(R) - 1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R)"; FSP SFAS No. 123(R) - 2, "Practical Accommodation to the Application of Grant Date as Defined in SFAS No. 123(R)"; and FSP SFAS No. 123(R) - 3, "Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards". SFAS No. 123(R) is effective for the Company as of January 1, 2006. The Company will consider the guidance in these FPF's as it considers the impact SFAS No. 123(R) will have on its results of operations, financial position, and cash flows.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of SFAS No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, the effect of applying FIN 47 would be recognized as a cumulative effect of a change in accounting principle. We are currently evaluating the provisions of FIN 47 and do not believe that its adoption will have a material impact on the Company's financial condition or results of operations.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim

Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error and for reporting a change when retrospective application is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is not currently contemplating an accounting change which would be impacted by SFAS 154.

12. DEBT AND SUBSEQUENT EVENTS

     On June 24, 2005, Fedders North America, Inc. ("FNA") defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Notes, due 2014 (the "Senior Notes") were issued (the "Indenture") requiring the Company to file a Form 10-K for the year ended December 31, 2004. This delay in filing the Form 10-K also resulted in a default under FNA's agreement with Wachovia Bank, NA (the "Senior Lender"). On September 13, 2005, FNA received the written consent from holders of a majority in aggregate principal amount of the outstanding Senior Notes under the Indenture waiving the default in performance of this covenant and consenting to the adoption of the First Supplemental Indenture and Waiver, dated September 13, 2005, (the "First Supplemental Indenture") among Fedders Corporation, Fedders North America, Inc., the Guarantors named in the Indenture (the "Guarantors") and U.S. Bank National Association, as Trustee (the "Trustee"). The First Supplemental Indenture established a waiver period (the "Waiver Period"), which ends on December 31, 2005, during which the Company must complete the filing of Form 10-K and Forms 10-Q for the 2005 quarters. The Company filed its 10-K for 2004 on September 30, 2005 and will file its Forms 10-Q during the Waiver Period.

     A default under the Indenture or under FNA's agreement with the Senior Lender will trigger a cross default under the terms of the other agreement. During 2005, as a result of the delay in filing the Annual Report on Form 10-K and quarterly reports on Form 10-Q for the first and second quarters, the Company was in default of its agreement with the Senior Lender related to a covenant requiring the Company to timely file these reports. The Company subsequently received a waiver of this default. By the terms of the waiver, the Company must file its Form 10-K on or before September 30, 2005, which filing was completed by such date, and Forms 10-Q for the 2005 quarters on or before November 30, 2005. Subsequently, the Senior Lender provided an additional waiver of this filing date to December 31, 2005 and modified a net worth covenant. The Company will file Forms 10-Q before December 31, 2005 and is in compliance with the modified net worth covenant.

     In order to obtain the consent of the holders of the Senior Notes, pursuant to the First Supplemental Indenture, the Company and FNA agreed that during the Waiver Period an additional 100 basis points of interest will accrue on the principal amount of the Senior Notes, which amount shall be payable with the interest payment due on March 1, 2006.

     In connection with the waiver of the default, the First Supplemental Indenture amended the Indenture as follows:

     -    To include the Company under certain covenants of the Indenture;

     - To limit the Company, FNA and the Restricted Subsidiaries, as defined in the First Supplemental Indenture (the "Restricted Subsidiaries"), from making restricted payments, including any dividends, incurring debt obligations or making acquisitions during the Waiver Period;

     - To require the Company to enter into a pledge agreement pursuant to which it granted a second lien on the stock of Fedders International, Inc. to secure its obligations under its guarantee in the Indenture.

     Pursuant to the Indenture, FNA was required to make a semi-annual interest payment to the note holders on September 1, 2005. FNA did not make the payment on or before September 1, 2005. Under the terms of the Indenture, a failure to make an interest payment by the date due is not an event of default if the payment is made within 30 days from the date it was originally due. FNA utilized the 30-day grace period in order to complete the documentation required for the waiver and paid all accrued interest due on the Senior Notes on September 14, 2005.

     On October 26, 2005, the Company sold its non-core thermal management business, Melcor Corporation, to Laird Technologies, Inc. for $ 17.4 million in cash. The proceeds were used to reduce short-term borrowing under the revolving credit facility.

13. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     FNA is a wholly-owned subsidiary of the Company. FNA and its parent are the issuer and the guarantor, respectively, of the Senior Notes. In addition, the subsidiaries of FNA and, effective September 13, 2005, Fedders International, Inc. are also guarantors of the Senior Notes.

     The Company's and the subsidiaries' guarantees are full and unconditional. The following condensed consolidating financial statements present separate information for its guarantor entities (FNA and the Corporate Parent) and the other non-guarantor subsidiaries and should be read in conjunction with the consolidated financial statements of the Company. The following presentation has been prepared on a historical basis taking into account the guarantor/non-guarantor structure that resulted from the issuance of the Senior Notes in March 2004 and the adoption of the First Supplemental Indenture and Waiver, dated September 13, 2005. See Note 12.

     Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation.

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED MARCH 31, 2005
                                                     ---------------------------------------------------------
                                                     FEDDERS
                                                      NORTH     OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                     AMERICA   FEDDERS     PARENT      ENTRIES     CORPORATION
                                                     -------   -------   ---------   -----------   -----------
Net sales ........................................   $64,126   $68,636    $    --     $(59,864)      $72,898
Cost of sales ....................................    57,085    62,065         --      (59,864)       59,286
Selling, general and administrative expense ......    11,116     5,286      1,342           --        17,744
                                                     -------   -------    -------     --------       -------
Operating income .................................    (4,075)    1,285     (1,342)          --        (4,132)
Partners' net interest in joint venture results ..        31       348         --           --           379
Equity income in investment ......................        --        --     (6,771)       6,771            --
Interest expense, net ............................     4,820       535          3           --         5,358
Other (income) expense ...........................      (538)      (50)       (19)          --          (607)
                                                     -------   -------    -------     --------       -------
Income (loss) before income taxes ................    (8,326)    1,148     (8,097)       6,771        (8,504)
Provision for income taxes .......................        --       228         --           --           228
                                                     -------   -------    -------     --------       -------
Net income (loss) from continuing operations .....    (8,326)      920     (8,097)       6,771        (8,732)
Discontinued operations, net of tax ..............       568        67         --           --           635
                                                     -------   -------    -------     --------       -------
Net income (loss) ................................    (7,758)      987     (8,097)       6,771        (8,097)
Preferred stock dividend .........................        --        --      1,005                      1,005
                                                     -------   -------    -------     --------       -------
Net income (loss) applicable to common
stockholders .....................................   $(7,758)  $   987    $(9,102)    $  6,771       $(9,102)
                                                     =======   =======    =======     ========       =======

                                                                 THREE MONTHS ENDED MARCH 31, 2004
                                                     ----------------------------------------------------------
                                                      FEDDERS
                                                       NORTH     OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                      AMERICA   FEDDERS     PARENT      ENTRIES     CORPORATION
                                                     --------   -------   ---------   -----------   -----------
Net sales ........................................   $103,056   $85,730    $    --     $(73,154)     $115,632
Cost of sales ....................................     87,464    80,755         --      (73,154)       95,065
Selling, general and administrative expense ......     12,664     4,854     (1,198)          --        16,320
                                                     --------   -------    -------     --------      --------
Operating income .................................      2,928       121      1,198           --         4,247
Partners' net interest in joint venture results ..       (216)      (53)        --           --          (269)
Equity income in investment ......................         --        --     (5,945)       5,945            --
Interest expense, net ............................      4,316       530         81           --         4,927
Debt extinguishment ..............................      7,392        --         --           --         7,392
Other (income) expense ...........................        (83)     (274)        --           --          (357)
                                                     --------   -------    -------     --------      --------
Income (loss) before income taxes ................     (8,913)     (188)    (4,828)       5,945        (7,984)
(Benefit) provision for income taxes .............     (2,907)       26        319           --        (2,562)
                                                     --------   -------    -------     --------      --------
Net income (loss) from continuing operations .....     (6,006)     (214)    (5,147)       5,945        (5,422)
Discontinued operations, net of tax ..............        245        31         --           --           276
                                                     --------   -------    -------     --------      --------
Net income (loss) income .........................     (5,761)     (183)    (5,147)       5,945        (5,146)
Preferred stock dividend .........................         --        --      1,005                      1,005
                                                     --------   -------    -------     --------      --------
Net income (loss) applicable to common
stockholders .....................................   $ (5,761)  $  (183)   $(6,152)    $  5,945      $ (6,151)
                                                     ========   =======    =======     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                              MARCH 31, 2005
                                                       -----------------------------------------------------------
                                                        FEDDERS
                                                         NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                        AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                       --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents .......................   $  4,961   $  5,944   $  2,594     $     --      $ 13,499
   Net accounts receivable .........................     51,626     10,453         --           --        62,079
   Net inventories .................................    118,766     25,161         --           --       143,927
   Other current assets ............................      4,157      9,033     13,746       (5,340)       21,596
   Current assets of discontinued operations .......      3,176        956         --           --         4,132
                                                       --------   --------   --------     --------      --------
Total current assets ...............................    182,686     51,547     16,340       (5,340)      245,233
Investments in subsidiaries ........................         --         --    (41,603)      41,603            --
Net property, plant and equipment ..................     42,263     16,504        253           --        59,020
Goodwill ...........................................     72,330     15,269         --           --        87,599
Other intangible assets ............................      4,883         37         --           --         4,920
Other assets .......................................     10,713      3,953     43,661           --        58,327
Other assets of discontinued operations ............      2,655        580         --           --         3,235
                                                       --------   --------   --------     --------      --------
Total assets .......................................   $315,530   $ 87,890   $ 18,651     $ 36,263      $458,334
                                                       ========   ========   ========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ................................   $ 63,217   $ 36,400   $     --     $     --      $ 99,617
   Current portion of long-term debt ...............      1,436        119                      --         1,555
   Accounts and income taxes payable ...............     15,135     47,441      1,561           --        64,137
   Accrued expenses ................................     24,999     10,381      6,032           --        41,412
   Current liabilities of discontinued operations ..      1,350        358         --           --         1,708
                                                       --------   --------   --------     --------      --------
Total current liabilities ..........................    106,137     94,699      7,593           --       208,429
Long-term debt .....................................    158,694      1,405         --           --       160,099
Other long-term liabilities ........................        123     10,394     28,499       (5,340)       33,676
Long-term liabilities of discontinued operations ...        612        803         --           --         1,415
Net due to (from) affiliates .......................     77,102     (4,946)   (72,156)          --            --
Stockholders' equity:
   Preferred Stock .................................         --         --         21           --            21
   Common and Class B Stock ........................          5         --        391           (5)          391
   Additional paid-in capital ......................     20,294     25,541    115,106      (45,835)      115,106
   Retained earnings (deficit) .....................    (47,090)   (39,390)   (20,192)      86,480       (20,192)
   Deferred compensation and treasury stock ........         --         --    (39,648)          --       (39,648)
   Accumulated other comprehensive loss ............       (347)      (616)      (963)         963          (963)
                                                       --------   --------   --------     --------      --------
Total stockholders' equity .........................    (27,138)   (14,465)    54,715       41,603        54,715
                                                       --------   --------   --------     --------      --------
Total liabilities and stockholders' equity .........   $315,530   $ 87,890   $ 18,651     $ 36,263      $458,334
                                                       ========   ========   ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                             DECEMBER 31, 2004
                                                        -----------------------------------------------------------
                                                         FEDDERS
                                                          NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                         AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                        --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents ........................   $  2,778   $ 14,529   $  5,476     $     --      $ 22,783
   Net accounts receivable ..........................     15,592     11,341         --           --        26,933
   Net inventories ..................................     95,926     34,651         --           --       130,577
   Other current assets .............................      4,520      5,869     14,167       (5,340)       19,216
   Current assets of discontinued
   liabilities ......................................      3,202      1,071         --           --         4,273
                                                        --------   --------   --------     --------      --------
Total current assets ................................    122,018     67,461     19,643       (5,340)      203,782
Investments in subsidiaries .........................         --         --    (34,538)      34,538            --
Net property, plant and equipment ...................     42,487     15,708        370           --        58,565
Goodwill ............................................     62,841     15,096         --           --        77,937
Other intangible assets .............................        261         --         --           --           261
Other assets ........................................     11,323      3,139     44,058           --        58,520
Other assets of discontinued operations .............      2,548        584         --           --         3,132
                                                        --------   --------   --------     --------      --------
Total assets ........................................   $241,478   $101,988   $ 29,533     $ 29,198      $402,197
                                                        ========   ========   ========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes .................................   $ 28,330   $ 29,241   $     --     $     --      $ 57,571
   Current portion of long-term debt ................      1,403        119                      --         1,522
   Accounts and income taxes payable ................      9,960     36,473      2,108           --        48,541
   Accrued expenses .................................     25,351      8,448      5,644           --        39,443
   Current liabilities of discontinued operations ...        766        702         --           --         1,468
                                                        --------   --------   --------     --------      --------
Total current liabilities ...........................     65,810     74,983      7,752           --       148,545
Long-term debt ......................................    158,853      1,433         --           --       160,286
Other long-term liabilities .........................         24     10,257     28,756       (5,340)       33,697
Long-term liabilities of discontinued
   operations .......................................        600        863         --           --         1,463
Net due to (from) affiliates ........................     41,685     23,496    (65,181)          --            --
Stockholders' equity:
   Preferred Stock ..................................         --         --         19           --            19
   Common and Class B Stock .........................          5         --        390           (5)          390
   Additional paid-in capital .......................     20,293     25,542    108,363      (45,835)      108,363
   Retained earnings (deficit) ......................    (45,446)   (34,256)   (10,176)      79,702       (10,176)
   Deferred compensation and treasury stock .........         --         --    (39,714)          --       (39,714)
   Accumulated other comprehensive loss .............       (346)      (330)      (676)         676          (676)
                                                        --------   --------   --------     --------      --------
Total stockholders' equity ..........................    (25,494)    (9,044)    58,206       34,538        58,206
                                                        --------   --------   --------     --------      --------
Total liabilities and stockholders' equity ..........   $241,478   $101,988   $ 29,533     $ 29,198      $402,197
                                                        ========   ========   ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               MARCH 31, 2004
                                                        -----------------------------------------------------------
                                                         FEDDERS
                                                          NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                         AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                        --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents ........................   $  7,125   $ 13,259    $  2,960    $     --      $ 23,344
   Net accounts receivable ..........................     64,989     11,977          --          --        76,966
   Net inventories ..................................    123,326     33,817          --          --       157,143
   Assets held for sale .............................      8,249        315          --          --         8,564
   Other current assets .............................      2,694     21,127      11,684          --        35,505
Current assets of discontinued operations ...........      3,763      1,129          --          --         4,892
                                                        --------   --------    --------    --------      --------
Total current assets ................................    210,146     81,624      14,644          --       306,414
Investments in subsidiaries .........................         --         --     (16,736)     16,736            --
Net property, plant and equipment ...................     34,105     15,480         533          --        50,118
Goodwill ............................................     62,841     15,220          --          --        78,061
Other intangible assets .............................        241         59          --          --           300
Other assets ........................................     10,608      2,980      37,319      (7,023)       43,884
Other assets of discontinued operations .............      2,894        621          --          --         3,515
                                                        --------   --------    --------    --------      --------
Total assets ........................................   $320,835   $115,984    $ 35,760    $  9,713      $482,292
                                                        ========   ========    ========    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes .................................   $ 20,113   $ 29,239    $     --    $     --      $ 49,352
   Current portion of long-term debt ................     23,021      1,319          --          --        24,340
   Accounts and income taxes payable ................     17,361     69,215         864          --        87,440
   Accrued expenses .................................     24,627      9,396       6,373          --        40,396
   Current liabilities of discontinued operations ...        936        229          --          --         1,165
                                                        --------   --------    --------    --------      --------
Total current liabilities ...........................     86,058    109,398       7,237          --       202,693
Long-term debt ......................................    157,103      1,885          --          --       158,988
Other long-term liabilities .........................        232     11,266      30,287      (7,023)       34,762
Long-term liabilities of discontinued operations ....        862        710          --          --         1,572
Net due to (from) affiliates ........................     87,113     (1,072)    (86,041)         --            --
Stockholders' equity:
   Preferred Stock ..................................         --         --          19          --            19
   Common and Class B Stock .........................          5         --         390          (5)          390
   Additional paid-in capital .......................     20,292     25,542     108,847     (45,834)      108,847
   Retained earnings (deficit) ......................    (29,923)   (31,036)     16,538      60,959        16,538
   Deferred compensation and treasury stock .........         --         --     (39,911)         --       (39,911)
   Accumulated other comprehensive loss .............       (907)      (709)     (1,606)      1,616        (1,606)
                                                        --------   --------    --------    --------      --------
Total stockholders' equity ..........................    (10,533)    (6,203)     84,277      16,736        84,277
                                                        --------   --------    --------    --------      --------
Total liabilities and stockholders' equity ..........   $320,835   $115,984    $ 35,760    $  9,713      $482,292
                                                        ========   ========    ========    ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                           -----------------------------------------------------------
                                                            FEDDERS
                                                             NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                            AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                           --------   --------   ---------   -----------   ------------
Net cash (used in) provided by operating activities ....   $(52,975)  $ 20,239    $(3,358)       $--        $(36,094)
                                                           --------   --------    -------        ---        --------
Net additions to property, plant and equipment .........       (374)    (1,440)        --         --          (1,814)
Disposal of property, plant and equipment ..............         --         --        116         --             116
Acquisition of business, net of cash acquired ..........     (9,426)        --         --         --          (9,426)
                                                           --------   --------    -------        ---        --------
Net cash (used in) provided by investing activities ....     (9,800)    (1,440)       116         --         (11,124)
                                                           --------   --------    -------        ---        --------
Proceeds (repayments) of short-term notes ..............     33,122      7,159         --         --          40,281
Net repayments of long-term debt .......................       (400)       (28)        --         --            (428)
Cash dividends .........................................      6,115     (6,115)    (1,919)        --          (1,919)
Change in net due to (from) affiliate ..................     26,121    (28,400)     2,279         --              --
                                                           --------   --------    -------        ---        --------
Net cash provided by (used in) financing activities ....     64,958    (27,384)       360         --          37,934
                                                           --------   --------    -------        ---        --------
Net (decrease) increase in cash and cash equivalents ...      2,183     (8,585)    (2,882)        --          (9,284)
Cash and cash equivalents at beginning of period .......      2,778     14,529      5,476         --          22,783
                                                           --------   --------    -------        ---        --------
Cash and cash equivalents at end of period .............   $  4,961   $  5,944    $ 2,594        $--        $ 13,499
                                                           ========   ========    =======        ===        ========

                                                                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                           -----------------------------------------------------------
                                                            FEDDERS
                                                             NORTH       OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                            AMERICA     FEDDERS     PARENT      ENTRIES     CORPORATION
                                                           ---------    -------   ---------   -----------   -----------
Net cash (used in) provided by operating activities ....   $ (63,613)   $11,196    $ (2,628)      $--        $ (55,045)
                                                           ---------    -------    --------       ---        ---------
Net additions to property, plant and equipment .........        (447)    (1,150)        (16)       --           (1,613)
Disposal of property, plant and equipment ..............         180         --          --        --              180
Investment in joint venture ............................          --       (132)         --        --             (132)
                                                           ---------    -------    --------       ---        ---------
Net cash (used in) provided by investing activities ....        (267)    (1,282)        (16)       --           (1,565)
                                                           ---------    -------    --------       ---        ---------
Proceeds (repayments) of short-term notes ..............      20,113     (1,207)         --        --           18,906
Net repayments of long-term debt .......................        (882)       (64)         --        --             (946)
Proceeds from stock options exercised ..................          --         --          38        --               38
Cash dividends .........................................          --         --      (1,918)       --           (1,918)
Net proceeds from issuance of 9 7/8% Senior Notes ......     150,245         --          --        --          150,245
Repayments of 9 3/8% Senior Subordinated Notes .........    (128,150)        --          --        --         (128,150)
Call premium and financing costs .......................      (8,393)        --          --        --           (8,393)
Costs of stock offerings ...............................          --         --        (194)       --             (194)
Proceeds from stock rights offering ....................          --         --      28,323        --           28,323
Change in net due to (from) affiliate ..................      24,415     (3,770)    (20,645)       --               --
                                                           ---------    -------    --------       ---        ---------
Net cash provided by (used in) financing activities ....      57,348     (5,041)      5,604        --           57,911
                                                           ---------    -------    --------       ---        ---------
Net (decrease) increase in cash and cash equivalents ...      (6,532)     4,873       2,960        --            1,301
Cash and cash equivalents at beginning of period .......      13,657      8,386          --        --           22,043
                                                           ---------    -------    --------       ---        ---------
Cash and cash equivalents at end of period .............   $   7,125    $13,259    $  2,960       $--        $  23,344
                                                           =========    =======    ========       ===        =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

     a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $2.7 million and $4.4 million for the three months ended March 31, 2005 and 2004, respectively.

     b) FNA's interest expense reflects actual interest charges on the 9 7/8% Senior Notes, 9 3/8% Senior Subordinated Notes, retired in April 2004, State of Illinois Promissory Note, Trion Industrial Revenue Bond, capital lease obligations and a revolving line of credit.

     c) FNA's depreciation and amortization for the three months ended March 31, 2005 and 2004 amounted to approximately $1.7 million and $2.1 million, respectively. Capital expenditures of FNA amounted to $0.3 million and $0.4 million in the three months ended March 31, 2005 and 2004, respectively.

     d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

     e) The Company's stock option plans include FNA's employees.

     f) On October 26, 2005, FNA sold its non-core thermal management business, Melcor Corporation, to Laird Technologies, Inc. for $ 17.4 million in cash. Melcor's results of operations are reported as discontinued operations.

     g) On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc. ("Islandaire") for a combination of $9,550 in cash, 257,484 shares of Preferred Stock valued at $6,437, 100,000 shares of Common Stock valued at $310, and $32 of transaction costs, which primarily consisted of fees paid for appraisals, legal and accounting services. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization). Located in Ronkonkoma, New York, Islandaire, which is now known as Fedders Islandaire, Inc., manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels and motels, and in institutional buildings such as schools, offices, hospitals and nursing homes. See Note 5.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

     The following is management's discussion and analysis of certain significant factors which affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

OVERVIEW

     Fedders is a leading global producer and marketer of air treatment products for the residential, commercial and industrial markets. Our products include room air conditioners, central air conditioners, heat pumps, gas furnaces, dehumidifiers, humidifiers and air cleaners. We have two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. Both segments operate and sell products in the global air treatment market. Over the past five years, we have re-positioned ourselves through globalization and expansion of our product offerings from serving primarily the $1.3 billion North American market for window air conditioners to serving the $37 billion global air treatment market. Major markets we are targeting include central air conditioning and high-growth markets in Asia. Due to the current seasonality of our business, we normally report a loss during the second half of the calendar year, with a majority of shipments and revenue being derived during the first six months of the calendar year.

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

     In November 2004, we acquired the Addison Products Division of Heat Controller, Inc., ("Addison") which manufactures and markets a broad line of air conditioning products, primarily serving commercial and institutional markets, and which now operates as Fedders Addison Company, Inc.

     In March 2005, we acquired eighty percent of the stock of Islandaire, Inc. ("Islandaire"), which manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners and heat pumps, primarily for replacement applications in commercial and institutional markets and which now operates as Fedders Islandaire, Inc. The Company is obligated to acquire the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization).

     We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which may be material, but we do not currently have any agreements or understandings with respect to the foregoing.

DISCONTINUED OPERATIONS

     On January 25, 2005, the Company's Board of Directors approved the sale of all the capital stock of Melcor Corporation, its thermal management subsidiary, which the Company does not consider a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17.4 million in cash which resulted in a pre-tax gain of approximately $11 million. Melcor's results of operations, assets and liabilities are reported as discontinued operations. Melcor revenues in 2004 were $13.5 million which were reported in the Engineered Products segment and were $9.5 million for the first nine months of 2005.

RESULTS OF OPERATIONS

     The following table presents our results of continued operations for periods indicated. Results for the three months ended March 31, 2005 and 2004 are unaudited. Operating results for Melcor Corporation are disclosed as discontinued operations.

OPERATING RESULTS AS A PERCENT OF NET SALES-CONTINUING OPERATIONS

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
                                                     2005      2004
                                                   -------   --------
Net sales ......................................   $72,898   $115,632

Gross profit ...................................      18.7%      17.8%
Selling, general and administrative expense ....      24.3       14.1
Operating (loss) income ........................      (5.7)       3.7
Net interest expense ...........................       7.3        4.3
Pre-tax loss ...................................     (11.7)      (6.9)

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THE THREE MONTHS ENDED MARCH 31, 2004

     Net sales for the three-month period ended March 31, 2005 decreased 37.0% to $72.9 million, compared to $115.6 million in the prior-year period. Net sales within the HVACR reporting segment decreased 38.4% during the period due primarily to the effect of increased inventory at the customer of room air conditioners in key North American markets, caused by cooler than normal summer weather in 2004. This decrease in room air conditioner sales was offset in part by increased sales of commercial air conditioners resulting from the acquisition of Addison and to a lesser extent Islandaire. Sales in the Engineered Products reporting segment decreased 16.4% due primarily to the timing of industrial air cleaning projects in Asia.

     Gross profit declined to $13.6 million in the three-month period ended March 31, 2005, compared to $20.6 million in the prior-year period, but increased to 18.7% of net sales during the period versus 17.8% in the prior-year period. Gross profit dollars declined as a result of lower sales volume. During the three months ended March 31, 2005, the Company manufactured fewer room air conditioners than in the prior year in order to reduce inventories. Reduced production resulted in lower absorption of fixed overhead. Despite the increased costs related to overhead absorption, as well as inflationary pressures on raw materials, the gross profit margin as a percentage of net sales increased as a result of a more favorable product mix and price increases initiated to offset both material cost increases realized in 2004 and a reduction in the VAT rebate on exports from China initiated in early 2004.

     Selling, general and administrative expenses ("SG&A") for the three-month period ended March 31, 2005 were $17.7 million, or 24.3% of net sales, compared to $16.3 million, or 14.1% of net sales in the prior-year period. SG&A expenses were higher than the prior year as a result of SG&A expenses of the acquired operations offset, in part, by reductions in SG&A expenses in the Company's other HVACR and Engineered Products businesses.

     The operating loss for the three-months ended March 31, 2005 was $4.1 million, or 5.7% of net sales, compared to operating income of $4.2 million, or 3.7% of net sales, in the prior-year period. The decrease reflects lower sales of room air conditioners in North America, offset in part by increased selling prices.

     Net interest expense increased in the three-month period ended March 31, 2005, to $5.4 million, or 7.3% of net sales, compared to $4.9 million, or 4.3% of net sales, in the prior-year period. Interest expense consisted of interest on the Company's long-term debt, interest on short-term working capital loans in Asia and on the Company's revolving credit facility in the U.S. Net interest expense was higher than prior year due to higher short-term borrowings during the period.

     A loss on debt extinguishment of $7.4 million was recorded during the prior-year period to account for the early retirement of the Company's ten-year notes and the issuance of new ten-year notes due March 2014. The charge consisted of $4.2 million of call premiums required to be paid to note holders and $3.2 million for the write-off of unamortized debt discount.

     Based on SFAS No. 109, "Accounting for Income Taxes", the Company recorded a valuation allowance against deferred tax assets generated from a tax benefit related to losses in 2005. Accordingly, the reported effective tax rate reflects only provisions for foreign and state income taxes. Management believes the Company's deferred tax asset is appropriate in the near term.

     Net income from discontinued operations in the three-month period ended March 31, 2005 was $0.6 million compared to $0.3 million in the prior-year period.

     Net loss applicable to common stockholders in the three-month period ended March 31, 2005 was $9.1 million, or $0.30 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was $6.2 million, or $0.20 loss per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $13.5 million at March 31, 2005 compared to $23.3 million a year earlier. Short-term borrowings under the Company's working capital credit facilities amounted to $99.6 million at March 31, 2005 compared to $49.4 million a year earlier. Current portion of long-term debt amounted to $1.6 million at March 31, 2005, compared to $24.3 million a year earlier.

     Net cash used in operating activities for the three-month period ended March 31, 2005 amounted to $36.0 million, compared to $55.0 million in the prior-year period. Cash was utilized in operations primarily as a result of increased accounts receivable as the Company entered a more active selling season. Accounts receivable increased of $31.7 million versus an increase of $49.5 million in the prior year. Net inventories at March 31, 2005 were $143.9 million compared to $130.6 million at December 31, 2004 and $157.1 million at March 31, 2004. The reduction from prior year was offset, in part, by inventory included in the acquisitions of $7.2 million. The reduction in inventory reflects the planned reduction in room air conditioner production as a result of the high inventories in the market following the cooler than normal summer of 2004. Accounts payable at March 31, 2005 were $62.7 million compared to $48.0 million at December 31, 2004 and $87.4 million at March 31, 2004.

     Net cash used in investing activities in the three-month period ended March 31, 2005 amounted to $11.1 million of which $9.4 million was for the acquisition of Islandaire, and $1.8 million for capital expenditures, primarily for a research and design center in Qingpu, China, compared to $1.6 million in the prior-year period, primarily for capital expenditures to support production capacity in China. The Company also issued 257,484 shares of Preferred Stock and 100,000 shares of Common Stock as consideration in the acquisition of Islandaire.

     Net cash provided by financing activities for the three-month period ended March 31, 2005 amounted to $37.9 million, consisting primarily of $40.3 million in short-term borrowings which was used to support operating needs, the acquisition of Islandaire and $1.9 million of cash dividends. Net cash provided by financing activities in the prior-year period was $57.9 million and consisted primarily of $18.9 million in short-term borrowings to support production in Asia and $28.3 million of proceeds from stock rights exercised, offset by $1.9 million of cash dividends and the repayment of $1.0 million of long-term debt.

     The Company declared quarterly dividends of $0.03 on each share of outstanding Common and Class B Stock and $0.538 on each share of outstanding Preferred Stock in the three months ended March 31, 2005 and 2004, respectively. The First Supplemental Indenture (Note 12) limits, among other things, the Company from making any dividend payments without sufficient consolidated net income beginning January 1, 2006.

     The Company's $100 million revolving credit facility expires on February 1, 2006. The Company plans to renew this facility.

     Senior Notes bearing interest at 9 7/8% with an aggregate $155.0 million principal amount maturing in 2014 were issued during 2004 to refinance $150.0 million principal amount outstanding of 9 3/8% Senior Notes due in 2007.

     As a result of the delay in filing the Annual Report on Form 10-K, this Quarterly Report on Form 10-Q for the period ended March 31, 2005 could not be completed and timely filed. In addition, on April 14, 2005, Deloitte & Touche LLP informed the Company that it would not stand for reappointment as the Company's independent registered public accounting firm for the year ending December 31, 2005 or for any of the quarterly reporting periods therein and the Company could not engage a new independent registered public accounting firm until after the filing of the Form 10-K. The delayed filings resulted in defaults under provisions of the Company's primary credit facility and of the Indenture related to its 9 7/8% Senior Notes due 2014. The Company has received waivers of the default under the Indenture and from its lender under the credit facility. During the Waiver Period, the Company will pay an additional 100 basis points of interest on the Senior Notes.

     The Company has incurred operating losses and used cash in its operations and for investment in the year ended December 31, 2004, requiring the Company to utilize higher levels of its short-term borrowing facilities to fund ongoing operations. In an effort to reduce costs and enhance the Company's liquidity, management has taken steps to rationalize and consolidate certain of its domestic operations and reduce redundancies and overlap within its organizational structure. In addition, the Company has offered for sale all of the capital stock of Melcor Corporation, its thermal management subsidiary, and its industrial facility and 182 acres of development property in Walkersville, Maryland. The Company sold its Melcor subsidiary for $17.4 million in cash on October 25, 2005. Because an auction of the Maryland facility and property did not receive acceptable offers, the Company will be retaining a national broker to market this asset.

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

     Forward-looking statements are covered under the "Safe-Harbor" clause of the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations and assumptions. Actual results could differ materially from those currently anticipated as a result of known and unknown risks and uncertainties including, but not limited to, weather and economic, political, market and industry conditions and reliance on key customers. Such factors are described in Fedders' SEC filings, including its most recently filed annual report on Form 10-K. The Company disclaims any obligations to update any forward-looking statements to incorporate subsequent events.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     In connection with the preparation of the Company's 2004 Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2004 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The material weaknesses identified by the Company were disclosed in its 2004 Annual Report on Form 10-K, which was filed with the SEC on September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were not effective, for the reasons described above (relating to the previously-identified material weakness in internal control over financial reporting).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management, with oversight from the Audit Committee of the Board of Directors, has been addressing the material weaknesses disclosed in its Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company's remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively. Management has therefore concluded that there have been no changes made in the Company's internal controls over financial reporting in connection with its third quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

     The current status of the Company's remediation efforts to address the material weaknesses in internal control over financial reporting identified in 2004 is as follows:

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

     Steps taken to date:

     a) A Corporate Controller was hired with a strong background and expertise in Generally Accepted Accounting Principles and in SEC financial reporting.

     b)   Internal Audit Department was strengthened and expanded.

     c) The Company engaged GR Consulting Group to assist in the remediation of material weaknesses.

     d) Internal controls for taxes have been documented and remediated with the assistance of a consultant.

     e) A change management software package (ECORA) was purchased and implemented to aid in the assessment of general computer controls.

     f) During 2005, significant training has taken place for the financial staff.

     g) A company-wide risk assessment was completed in April, 2005 and is being updated during 2005 based on key controls.

     h) The documentation and testing of key controls is in progress. The Company expects to complete the testing early in 2006.

     - Controls over the selection and application of accounting principles generally accepted in the United States of America to resolve non-routine or complex accounting matters are ineffective as a result of inadequate resources and technical accounting expertise, along with a lack of appropriate training.

     Steps taken to date:

     a) A Corporate Controller was hired with a strong background and expertise in Generally Accepted Accounting Principles and in SEC financial reporting

     b) The Company has retained a public accounting firm, JH Cohn, for advice on GAAP and SEC financial reporting issues.

     c) The Company has identified areas where technical expertise needed improvement and training has been provided.

     - The design and operation of controls over the financial closing and reporting process are ineffective as a result of the lack of timely preparation of account analyses and reconciliations, a lack of appropriate review of account reconciliations and supporting analyses, errors in account balance classifications, and inadequate controls over spreadsheet preparation.

     Steps taken to date:

     a) A detailed schedule of due dates was established that includes dates for key account analyses and reconciliations for which a sign off by an appropriate reviewer is required. The schedule takes into consideration financial statement filing requirements and requires that key analyses be done in a timely manner, while best utilizing accounting resources available.

     b) During 2005, all spreadsheets with a financial impact are being identified with internal controls related to the spreadsheets evaluated and strengthened where required.

     - Controls over the process for recording and approving journal entries were inadequate as a result of a lack of appropriate evidence of review and approval, and a lack of adequate documentation and support.

     Steps taken to date:

     a) A policy has been instituted requiring the review and approval of manual journal entries prior to being recorded as well as the quarterly testing of manual entries.

     - Controls over the segregation of duties were inadequate due to an inadequate level of accounting and finance resources.

     Steps taken to date:

     a) The Company has identified the segregation of duties deficiencies, where an effective compensating control does not exist, and assigned the corrective action for management oversight. Remediation for these deficiencies is expected to be complete and tested early in 2006.

     - Controls over the recording of product revenues were not effective with respect to estimating a provision for returns of seasonal product and the proper cut-off of revenue with respect to a non-routine revenue transaction.

     Steps taken to date:

     a) The Company instituted a change in its accounting policy regarding its provision for sales allowances and returns. The change relates to certain significant customers of room air conditioners, whereby the Company now has a process of estimating potential end-of-season returns based upon a review of customer inventory levels, taking into account actual and expected sell-through of product during the summer season.

     b) In addition, the quarterly certification that is required from all Controllers and General Managers was expanded to include a specific item on revenue recognition.

     - The design and operation of controls over the valuation of inventory reserves for the following: refurbishments, shrinkage, manufacturing variances, and inter-company profit; were ineffective as a result of a lack of effective supervisory controls over the monitoring and review of these inventory reserves.

     Steps taken to date:

     a) This material weakness was specifically related to the Company's Appliances and Unitary Products businesses domestically, and, its Nanjing, China facility. The detailed schedule of due dates for key reconciliations and account analysis implemented during 2005, requires inventory reserves at all locations, including the locations specified, be analyzed and valued each quarter.

     b) During 2005, the Corporate Controller is reviewing, and approving the calculation.

     - Controls over the recording and reconciliation of property, plant and equipment at certain domestic businesses were ineffective as a result of a lack of timely and effective reconciliation of the fixed asset subsidiary ledgers to the general ledger.

     Steps taken to date:

     a) Under the schedule of required analysis and due dates, fixed asset subsidiary ledgers are required to be reconciled to the general ledger each quarter.

     b) During 2005, the Corporate Controller is reviewing, and approving the reconciliation.

                            PART II OTHER INFORMATION

ITEM 3A. DEFAULTS ON SENIOR SECURITIES

     On June 24, 2005, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Notes due 2014 (the "Senior Notes") were issued (the "Indenture") requiring the Company to file timely a Form 10-K for the year ended December 31, 2004 and for its Forms 10-Q for 2005. This delay in filing the Form 10-K and Forms 10-Q also resulted in a default under FNA's agreement with Wachovia Bank, NA (the "Senior Lender").

     The Company subsequently received a waiver of these defaults. By the terms of the waivers, the Company must file its Form 10-K on or before September 30, 2005, which was completed by this date, and Forms 10-Q for the 2005 quarters on or before November 30, 2005. Subsequently, the Senior Lender provided an additional waiver of this filing date to December 31, 2005 and modified a net worth covenant. The Company will file Forms 10-Q before December 31, 2005 and is in compliance with the modified net worth covenant.

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  31.1    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDDERS CORPORATION


                                           By: /s/ ROBERT L. LAURENT, JR.
                                               ---------------------------------
                                               Chief Financial Officer

     Signing both in his capacity as Executive Vice President, Finance and Acquisitions and Chief Financial Officer and on behalf of the registrant.

December 30, 2005