Form 10-Q
period 2005-06-30
FEDDERS CORP /DE
filed 2005-12-30
CIK 744106

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                               FEDDERS CORPORATION

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I    FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS
          CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE
          SIX MONTHS ENDED JUNE 30, 2005 AND 2004                            3
          CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005, DECEMBER
          31, 2004 AND JUNE 30, 2004                                         4
          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
          ENDED JUNE 30, 2005 AND 2004                                       5
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         6-20
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION                                          21-24
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        25
ITEM 4.   CONTROLS AND PROCEDURES                                           25
PART II   OTHER INFORMATION                                                 28
ITEM 3A.  DEFAULTS ON SENIOR SECURITIES                                     28
ITEM 6.   EXHIBITS                                                          28

          SIGNATURE                                                         29
          CERTIFICATIONS                                                   30-33

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FEDDERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                            JUNE 30,              JUNE 30,
                                                                                      -------------------   -------------------
                                                                                        2005       2004       2005       2004
                                                                                      --------   --------   --------   --------
                                                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                                                     SHARE DATA)
                                                                                                     (UNAUDITED)
Net sales .........................................................................   $122,732   $174,539   $195,630   $290,171
Costs and expenses:
   Cost of sales ..................................................................     99,632    146,887    158,918    241,953
   Selling, general and administrative expense ....................................     19,607     19,175     37,351     35,494
   Restructuring credit ...........................................................         --       (709)        --       (709)
                                                                                      --------   --------   --------   --------
Total expenses ....................................................................    119,239    165,353    196,269    276,738
                                                                                      --------   --------   --------   --------
Operating income (loss) ...........................................................      3,493      9,186       (639)    13,433

Partners' net interest in joint venture results ...................................        314       (329)       693       (598)
Interest expense, net .............................................................      5,688      5,213     11,046     10,140
Debt extinguishments ..............................................................         --        683         --      8,075
Other (income) expense ............................................................         85         95       (522)      (262)
                                                                                      --------   --------   --------   --------
Income (loss) from continuing operations before income taxes ......................     (1,966)     2,866    (10,470)    (5,118)

Provision (benefit) for income taxes ..............................................        119        905        347     (1,657)
                                                                                      --------   --------   --------   --------
Net income (loss) from continuing operations ......................................     (2,085)     1,961    (10,817)    (3,461)

Income from discontinued operations, net of tax of $23, $161, $37, and $309 .......        698        298      1,333        574
                                                                                      --------   --------   --------   --------
Net income (loss) .................................................................     (1,387)     2,259     (9,484)    (2,887)

Preferred stock dividends .........................................................      1,144      1,005      2,149      2,010
                                                                                      --------   --------   --------   --------
Net income (loss) applicable to common stockholders ...............................   $ (2,531)  $  1,254   $(11,633)  $ (4,897)
                                                                                      ========   ========   ========   ========

Income (loss) per common share:
   Basic net income (loss) per common share from continuing operations ............   $  (0.10)  $   0.03   $  (0.42)  $  (0.18)
                                                                                      ========   ========   ========   ========
   Diluted net income (loss) per common share from continuing operations ..........      (0.10)      0.03      (0.42)     (0.18)
                                                                                      ========   ========   ========   ========
   Basic net income per common share from discontinued operations .................   $   0.02   $   0.01   $   0.04   $   0.02
                                                                                      ========   ========   ========   ========
   Diluted net income per common share from discontinued operations ...............       0.02       0.01       0.04       0.02
                                                                                      ========   ========   ========   ========
   Basic net income (loss) per share applicable to common shareholders ............   $  (0.08)  $   0.04   $  (0.38)  $  (0.16)
                                                                                      ========   ========   ========   ========
   Diluted net income (loss) per share applicable to common shareholders ..........      (0.08)      0.04      (0.38)     (0.16)
                                                                                      ========   ========   ========   ========

Weighted averages shares:
   Basic ..........................................................................     30,603     30,444     30,568     30,435
   Diluted ........................................................................     30,603     30,846     30,568     30,435

Dividends per share declared:
   Common Stock ...................................................................   $  0.030   $  0.060   $  0.060   $  0.090
   Class B Stock ..................................................................      0.030      0.060      0.060      0.090
   Preferred Stock ................................................................      0.538      1.076      1.076      1.614

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,   DECEMBER 31,   JUNE 30,
                                                                   2005         2004         2004
                                                                 --------   ------------   --------
                                                                    (AMOUNTS IN THOUSANDS, EXCEPT
                                                                           PAR VALUE DATA)
                                                                             (UNAUDITED)
                            ASSETS
Current assets:
   Cash and cash equivalents .................................   $ 17,773     $ 22,783     $ 32,713
   Accounts receivable (net of allowance of $4,452, $3,391 and
      $2,060 at June 30, 2005, December 31, 2004 and
      June 30, 2004, respectively) ...........................     88,413       26,933      101,531
   Inventories:
      Finished goods .........................................     77,228      100,165       92,372
      Work-in-process ........................................      2,799        2,746        3,352
      Raw materials and supplies .............................     23,713       27,666       30,697
                                                                 --------     --------     --------
   Net inventories ...........................................    103,740      130,577      126,421
   Deferred income taxes .....................................      8,830        8,827        7,645
   Assets held for sale ......................................         --           --        8,249
   Other current assets ......................................     10,384       10,389       16,570
   Current assets of discontinued operations .................      4,202        4,273        4,640
                                                                 --------     --------     --------
Total current assets .........................................    233,342      203,782      297,769
Net property, plant and equipment:
   Land and improvements .....................................      5,186        5,183        1,293
   Buildings and leasehold improvements ......................     40,783       40,326       32,457
   Machinery and equipment ...................................    106,673      102,688       97,655
                                                                 --------     --------     --------
   Gross property, plant and equipment .......................    152,642      148,197      131,405
   Less accumulated depreciation .............................     94,716       89,632       82,076
                                                                 --------     --------     --------
Net property, plant and equipment ............................     57,926       58,565       49,329
Deferred income taxes ........................................     22,263       22,263        8,224
Goodwill .....................................................     87,442       77,937       78,064
Other intangible assets ......................................      4,737          261          303
Other assets .................................................     36,280       36,099       35,833
Other assets of discontinued operations ......................      3,188        3,290        3,464
                                                                 --------     --------     --------
Total assets .................................................   $445,178     $402,197     $472,986
                                                                 ========     ========     ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ..........................................   $ 90,492     $ 57,571     $ 36,865
   Current portion of long-term debt .........................      1,465        1,522        1,290
   Accounts payable ..........................................     55,527       47,955       85,873
   Income taxes payable ......................................      1,283          586           --
   Accrued expenses ..........................................     49,482       39,443       69,541
   Current liabilities of discontinued operations ............      1,183        1,468        1,281
                                                                 --------     --------     --------
Total current liabilities ....................................    199,432      148,545      194,850
Long-term debt ...............................................    159,823      160,286      158,430
Other long-term liabilities ..................................     29,127       29,703       31,225
Long-term liabilities of discontinued operations .............      1,420        1,463        1,571
Partners' net interest in joint venture ......................      4,536        3,994        4,056
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized,
   2,127, 1,870 and 1,870 issued at June 30, 2005,
   December 31, 2004 and June 30, 2004, respectively .........         21           19           19
Common Stock, $0.01 par value, 70,000 shares authorized,
   36,716, 36,528 and 36,519 issued at June 30, 2005,
   December 31, 2004 and June 30, 2004, respectively .........        367          365          365
Class B Stock, $0.01 par value, 5,000 shares authorized,
   2,492 issued at June 30, 2005, December 31, 2004
   and June 30, 2004 .........................................         25           25           25
Additional paid-in capital ...................................    115,297      108,363      109,019
Retained earnings (deficit) ..................................    (23,637)     (10,176)      14,962
Accumulated other comprehensive loss .........................     (1,650)        (676)      (1,690)
                                                                 --------     --------     --------
                                                                   90,423       97,920      122,700
Treasury stock, at cost, 8,521 shares of Common Stock at
   June 30, 2005, December 31, 2004 and June 30, 2004 ........    (39,188)     (39,188)     (39,188)
Deferred compensation ........................................       (395)        (526)        (658)
                                                                 --------     --------     --------
Total stockholders' equity ...................................     50,840       58,206       82,854
                                                                 --------     --------     --------
Total liabilities and stockholders' equity ...................   $445,178     $402,197     $472,986
                                                                 ========     ========     ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                   --------------------
                                                                     2005        2004
                                                                   --------   ---------
                                                                        (AMOUNTS IN
                                                                        THOUSANDS)
                                                                        (UNAUDITED)
Cash flows from operating activities:
Net loss .......................................................   $ (9,484)  $  (2,887)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ...............................      5,145       4,456
   Deferred income taxes .......................................         (3)          7
   Amortization of deferred financing costs ....................        424         358
   Gain(loss) on asset disposal ................................        (55)        286
   Loss on debt extinguishment .................................         --       8,075
   Partners' net interest in joint venture results .............       (540)        652
Changes in operating assets and liabilities, net of acquisition:
   Accounts receivable .........................................    (58,043)    (73,918)
   Inventories .................................................     30,647      16,695
   Other current assets ........................................      2,312      11,617
   Other assets ................................................        404         596
   Accounts payable ............................................      5,775         256
   Accrued expenses and income taxes payable ...................      6,025      28,855
   Other long-term liabilities .................................       (628)       (140)
   Other--net ..................................................       (652)        224
                                                                   --------   ---------
Net cash used in operating activities ..........................    (18,673)     (4,868)
                                                                   --------   ---------
Cash flows from investing activities:
   Additions to property, plant and equipment ..................     (3,315)     (3,039)
   Proceeds from disposal of property, plant and equipment .....        127       1,551
   Investment in joint venture .................................         --        (932)
   Acquisition of business, net of cash acquired (Note 5) ......     (9,426)         --
                                                                   --------   ---------
Net cash used in investing activities ..........................    (12,614)     (2,420)
                                                                   --------   ---------
Cash flows from financing activities:
   Proceeds from short-term notes ..............................     31,156       6,419
   Repayments of long-term debt ................................       (901)     (2,815)
   Net proceeds from issuance of 9 7/8% Senior Notes ...........         --     150,245
   Repayment of 9 3/8% Senior Subordinated Notes ...............         --    (150,000)
   Call premium and deferred financing charges .................         --     (10,245)
   Proceeds from stock options exercised .......................         --          91
   Cash dividends ..............................................     (3,978)     (3,837)
   Proceeds from stock rights exercised ........................         --      28,323
   Costs of stock offerings ....................................         --        (223)
                                                                   --------   ---------
Net cash provided by financing activities ......................     26,277      17,958
                                                                   --------   ---------
Net (decrease) increase in cash and cash equivalents ...........     (5,010)     10,670
Cash and cash equivalents at beginning of period ...............     22,783      22,043
                                                                   --------   ---------
Cash and cash equivalents at end of period .....................   $ 17,773   $  32,713
                                                                   ========   =========
Supplemental disclosure:
   Interest paid ...............................................   $ 10,172   $  10,037
   Income taxes paid ...........................................        248         846

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

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

     On January 25, 2005, the Company's Board of Directors approved the sale of all the capital stock of Melcor Corporation, its thermal management subsidiary. Melcor's results of operations and assets and liabilities are reported as discontinued operations. Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation.

     The Company's business is seasonal and, consequently, operating results for the six-month period ending June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

     As a result of the previously reported delay in filing its Annual Report on Form 10-K, the Company has not timely filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the first, second and third quarters of 2005. The financial statements for the Company's 2005 quarters could not be completed until the fiscal year 2004 financial statements were completed and a new external auditor was engaged.

2. COMPREHENSIVE INCOME (LOSS)

     Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the monthly average exchange rate. Translation adjustments are reflected in other comprehensive loss as a separate component of stockholders' equity.

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                  --------------------   ---------------------
                                    2005       2004        2005        2004
                                  -------   ----------   --------   ----------
                                            (RESTATED)              (RESTATED)
Net (loss) income..............   $(1,387)    $2,259     $ (9,484)   $(2,887)
Other comprehensive loss:
Foreign currency translation...      (687)       (84)        (974)        62
                                  -------     ------     --------    -------
Comprehensive (loss) income ...   $(2,074)    $2,175     $(10,458)   $(2,825)
                                  =======     ======     ========    =======

     In previously reporting comprehensive income (loss), the Company incorrectly included the effects of preferred stock dividends declared in its measurement. As a result, comprehensive income as previously reported for the three months and six months ended June 30, 2004 has been restated. This adjustment had no effect on basic/diluted net loss per share applicable to common stockholders.

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

     On December 29, 2004, the Company's Board of Directors approved the elimination of vesting restrictions on all outstanding stock options. There are no stock-based employee compensation expenses for the three and six months ended June 30, 2005.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                JUNE 30,              JUNE 30,
                                                                           ------------------   ------------------
                                                                              2005     2004       2005       2004
                                                                            -------   ------    --------   -------
Loss applicable to common stockholders-as reported......................    $(2,531)  $1,254    $(11,633)  $(4,897)
Deduct: Total stock-based employee compensation expense determined under
   fair-value-based method for all awards, net of related tax effects...         --      184          --       459
                                                                            -------   ------    --------   -------
Pro forma net (loss) income.............................................    $(2,531)  $1,070    $(11,633)  $(5,356)
                                                                            =======   ======    ========   =======
Net (loss) income per common share:
   Basic/diluted -- as reported.........................................    $ (0.08)  $ 0.04    $  (0.38)  $ (0.16)
   Basic/diluted -- pro forma...........................................    $ (0.08)  $ 0.03    $  (0.38)  $ (0.18)

4. EARNINGS PER SHARE

     For the three months ended June 30, 2005 and 2004, net income (loss) per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,603,105 and 30,444,418 shares, respectively. Stock options included in computing diluted earnings per share amounted to 401,355 shares for the three months ended June 30, 2004. Stock options totaling 1,380,145 were excluded for the three months ended June 30, 2004 in computing diluted earnings per share due to their anti dilutive effect.

     For the six months ended June 30, 2005 and 2004, net income (loss) per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,568,289 and 30,434,757 shares, respectively. Due to their anti-dilutive effect, 1,427,500 and 575,046 dilutive stock options were excluded from the computation of diluted loss per share for the six months ended June 30, 2005 and 2004, respectively.

5. ACQUISITIONS AND DISCONTINUED OPERATIONS

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

     Islandaire is located in Ronkonkoma, New York, which is now known as Fedders Islandaire, Inc. It manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels and motels, and in institutional buildings such as schools, offices, hospitals and nursing homes. Islandaire's replacement PTAC units fit into existing wall openings without alteration to the structure of the building. The addition of Islandaire's products extends the Company's existing commercial HVAC product line. This subsidiary has been included within the HVACR reportable segment.

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

     Goodwill and other intangible assets of continuing operations consist of the following:

                                                             ENGINEERED
                                                    HVACR     PRODUCTS     TOTAL
                                                   -------   ----------   -------
Goodwill balance as of December 31, 2004........   $69,469     $8,497     $77,966
Goodwill from Islandaire acquisition (note 5)...     9,489         --       9,489
Effect of foreign currency change...............        16         --          16
Less goodwill of discontinued operations........       (29)        --         (29)
                                                   -------     ------     -------
Goodwill balance as of June 30, 2005............   $78,945     $8,497     $87,442
                                                   =======     ======     =======

                                                   JUNE 30,   DECEMBER 31,   JUNE 30,
                                                     2005         2004         2004
                                                   --------   ------------   --------
Other intangible assets.........................   $ 6,490      $ 1,716      $ 1,682
Accumulated amortization........................    (1,753)      (1,455)      (1,379)
                                                   -------      -------      -------
Other intangible assets - net...................   $ 4,737      $   261      $   303
                                                   =======      =======      =======

     Goodwill increased by $9,489 as a result of the Islandaire acquisition (see
Note 5). Other intangible assets primarily include intangible assets purchased with Islandaire (see Note 5). Amortization expense of continuing operations for the three months ended June 30, 2005 and 2004 was $218 and $28, respectively. Amortization expense of continuing operations for the six months ended June 30, 2005 and 2004 was $362 and $60, respectively. Estimated amortization expense for other intangibles will be approximately $680 for each of the next two years, $530 for each of the following three years, and $1,787 thereafter.

7. ASSETS HELD FOR SALE

     At December 31, 2004, net assets totaling $8,249, which were previously classified as "Assets Held for Sale", were reclassified as held and used and included in net property, plant and equipment due to the inability of the Company to complete the sale of its Walkersville, Maryland facility in accordance with the Company's original plans and expectations. "Assets Held for Sale" at June 30, 2005 and 2004 were $0 and $8,249, respectively.

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

     The Engineered Products segment designs, manufactures and distributes media filters, electronic filters, humidifiers, dust collectors and fan filter units. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

SUMMARY OF BUSINESS BY SEGMENT:

                                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                 JUNE 30,              JUNE 30,
                                                                           -------------------   -------------------
                                                                             2005       2004       2005       2004
                                                                           --------   --------   --------   --------
Net sales:
   HVACR ...............................................................   $114,217   $167,795   $180,855   $275,939
   Engineered Products .................................................      8,515      6,744     14,775     14,232
                                                                           --------   --------   --------   --------
   Net sales ...........................................................   $122,732   $174,539   $195,630   $290,171
                                                                           ========   ========   ========   ========
Income (loss) before interest expense, income taxes and loss on debt extinguishment:
   HVACR ...............................................................   $  3,752   $  6,793   $  1,610   $  9,853
   Engineered Products .................................................        671        434        850        550
                                                                           --------   --------   --------   --------
   Segment income before interest expense, income taxes, and other .....      4,423      7,227      2,460     10,403
   Non-allocated (expense) income ......................................       (701)     1,535     (1,884)     2,694
   Loss on debt extinguishments ........................................         --        683         --      8,075
   Interest expense, net ...............................................      5,688      5,213     11,046     10,140
   Income tax (benefit) expense ........................................        119        905        347     (1,657)
                                                                           --------   --------   --------   --------
   Net (loss) income from continuing operations ........................     (2,085)     1,961    (10,817)    (3,461)
   Income from discontinued operations, net of tax .....................        698        298      1,333        574
                                                                           --------   --------   --------   --------
   Net (loss) income ...................................................   $ (1,387)  $  2,259   $ (9,484)  $ (2,887)
                                                                           ========   ========   ========   ========

                              JUNE 30,   DECEMBER 31,   JUNE 30,
                                2005         2004         2004
                              --------   ------------   --------
Total assets:
HVACR .....................   $323,143     $288,500     $358,745
Engineered Products .......     45,035       46,854       48,433
Non-allocated assets ......     69,610       59,280       57,704
Discontinued operations ...      7,390        7,563        8,104
                              --------     --------     --------
                              $445,178     $402,197     $472,986
                              ========     ========     ========

     Non-allocated (income) expenses and assets are primarily related to the Company's corporate headquarters.

9. PENSION PLANS AND OTHER COMPENSATION ARRANGEMENTS

     The Company has a deferred retiree obligation for certain retirees. The following table displays the activity and balances of the pension liability for six months ended June 30:

                                                2005      2004
                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ...   $11,228   $12,068
Service cost ..............................        --        --
Interest cost .............................       305       323
Actuarial loss ............................        --        --
Benefits paid .............................      (839)     (879)
                                              -------   -------
Benefit obligation as of June 30 ..........   $10,694   $11,512
                                              =======   =======
Weighted-average assumptions:
Discount rate .............................      5.75%     5.75%

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

     The following table displays the activity and balances of the product warranty liability for six months ended June 30:

                                                         2005      2004
                                                       -------   -------
Warranty balance at beginning of period ............   $ 7,333   $ 5,641
Accruals for warranties issued during the period ...     5,785     9,713
Settlements made during the period .................    (6,963)   (6,310)
                                                       -------   -------
Warranty balance at end of period ..................   $ 6,155   $ 9,044
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

12. DEBT AND SUBSEQUENT EVENTS

     On June 24, 2005, Fedders North America, Inc. ("FNA") defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Notes due 2014 (the "Senior Notes") were issued (the "Indenture") requiring the Company to file a Form 10-K for the year ended December 31, 2004. This delay in filing the Form 10-K also resulted in a default under FNA's agreement with Wachovia Bank, NA (the "Senior Lender"). On September 13, 2005, FNA received the written consent from holders of a majority in aggregate principal amount of the outstanding Senior Notes under the Indenture waiving the default in performance of this covenant and consenting to the adoption of the First Supplemental Indenture and Waiver, dated September 13, 2005, (the "First Supplemental Indenture") among Fedders Corporation, Fedders North America, Inc., the Guarantors named in the Indenture (the "Guarantors") and U.S. Bank National Association, as Trustee (the "Trustee"). The First Supplemental Indenture established a waiver period (the "Waiver Period"), which ends on December 31, 2005, during which the Company must complete the filing of its Form 10-K and of the Forms 10-Q for the 2005 quarters. The Company filed its 10-K for 2004 on September 30, 2005 and will file its Forms 10-Q during the Waiver Period.

     A default under the Indenture or under FNA's agreement with the Senior Lender will trigger a cross default under the terms of the other agreement. During 2005, as a result of the delay in filing the Annual Report on Form 10-K and quarterly reports on Form 10-Q for the first and second quarters, the Company was in default of its agreement with the Senior Lender related to a covenant requiring the Company to timely file these reports. The Company subsequently received a waiver of this default. By the terms of the waiver, the Company must file its Form 10-K on or before September 30, 2005, which filing was completed on this date and must file its Forms 10-Q for the first and second quarters for 2005 on or before November 30, 2005. Subsequently, the Senior Lender provided an additional waiver of this filing date to December 31, 2005 and modified a net worth covenant. The Company will file Forms 10-Q before December 31, 2005 and is in compliance with the modified net worth covenant.

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

     On October 25, 2005, the Company sold its non-core thermal management business, Melcor Corporation, to Laird Technologies, Inc. for $17.4 million in cash. The proceeds were used to reduce short-term borrowing under the revolving credit facility.

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

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED JUNE 30, 2005
                                                         ----------------------------------------------------------
                                                          FEDDERS
                                                           NORTH     OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                          AMERICA   FEDDERS     PARENT      ENTRIES     CORPORATION
                                                         --------   -------   ---------   -----------   -----------
Net sales.............................................   $107,346   $36,612    $    --     $(21,226)     $122,732
Cost of sales.........................................     89,365    31,493         --      (21,226)       99,632
Selling, general and administrative expense...........     14,983     4,535         89           --        19,607
                                                         --------   -------    -------     --------      --------
Operating income (loss)...............................      2,998       584        (89)          --         3,493
Partners' net interest in joint venture results.......        (69)      383         --           --           314
Equity income in investment...........................         --        --     (1,214)       1,214            --
Interest expense (income), net........................      5,102       602        (16)          --         5,688
Other (income) expense................................        (12)       (3)       100           --            85
                                                         --------   -------    -------     --------      --------
Income (loss) before income taxes.....................     (2,161)      368     (1,387)       1,214        (1,966)
(Benefit) provision for income taxes..................         56        63                      --           119
                                                         --------   -------    -------     --------      --------
Net income (loss) from continuing operations .........     (2,217)      305     (1,387)       1,214        (2,085)
Discontinued operations, net of tax...................        629        69         --           --           698
                                                         --------   -------    -------     --------      --------
Net income (loss).....................................     (1,588)      374     (1,387)       1,214        (1,387)
Preferred stock dividend..............................         --        --      1,144           --         1,144
                                                         --------   -------    -------     --------      --------
Net income (loss) applicable to common stockholders...   $ (1,588)  $   374    $(2,531)    $  1,214      $ (2,531)
                                                         ========   =======    =======     ========      ========

                                                                      THREE MONTHS ENDED JUNE 30, 2004
                                                         ----------------------------------------------------------
                                                          FEDDERS
                                                           NORTH     OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                          AMERICA   FEDDERS     PARENT      ENTRIES     CORPORATION
                                                         --------   -------   ---------   -----------   -----------
Net sales ............................................   $151,473   $80,736    $    --     $(57,670)     $174,539
Cost of sales ........................................    131,592    72,965         --      (57,670)      146,887
Selling, general and administrative expense ..........     14,780     5,977     (1,582)          --        19,175
Restructuring credit .................................       (709)       --         --           --          (709)
                                                         --------   -------    -------     --------      --------
Operating income .....................................      5,810     1,794      1,582           --         9,186
Partners' net interest in joint venture results ......       (287)      (42)        --           --          (329)
Equity income in investment ..........................         --        --      1,299       (1,299)           --
Interest expense, net ................................      4,620       543         50           --         5,213
Debt extinguishment ..................................        683        --         --           --           683
Other (income) expense ...............................        (67)      162         --           --            95
                                                         --------   -------    -------     --------      --------
Income (loss) before income taxes ....................        287     1,047      2,831       (1,299)        2,866
(Benefit) provision for income taxes .................         84       250        571           --           905
                                                         --------   -------    -------     --------      --------
Net income (loss) from continuing operations .........        203       797      2,260       (1,299)        1,961
Discontinued operations, net of tax ..................        251        47         --           --           298
                                                         --------   -------    -------     --------      --------
Net income (loss).....................................        454       844      2,260       (1,299)        2,259
Preferred stock dividend .............................         --        --      1,005           --         1,005
                                                         --------   -------    -------     --------      --------
Net income (loss) applicable to common stockholders ..   $    454   $   844    $ 1,255     $ (1,299)     $  1,254
                                                         ========   =======    =======     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                        SIX MONTHS ENDED JUNE 30, 2005
                                                         ----------------------------------------------------------
                                                          FEDDERS
                                                           NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                          AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                         --------   --------   ---------   -----------   -----------
Net sales ............................................   $171,472   $105,248   $     --     $(81,090)     $195,630
Cost of sales ........................................    146,450     93,558         --      (81,090)      158,918
Selling, general and administrative expense ..........     26,099      9,821      1,431           --        37,351
                                                         --------   --------   --------     --------      --------
Operating (loss) income ..............................     (1,077)     1,869     (1,431)          --          (639)
Partners' net interest in joint venture results ......        (38)       731         --           --           693
Equity income in investment ..........................         --         --     (7,985)       7,985            --
Interest expense (income), net .......................      9,922      1,137        (13)          --        11,046
Other (income) expense ...............................       (550)       (53)        81           --          (522)
                                                         --------   --------   --------     --------      --------
Income (loss) before income taxes ....................    (10,487)     1,516     (9,484)       7,985       (10,470)
Provision for income taxes ...........................         56        291         --           --           347
                                                         --------   --------   --------     --------      --------
Net income (loss) from continuing operations .........    (10,543)     1,225     (9,484)       7,985       (10,817)
Discontinued operations, net of tax ..................      1,197        136         --           --         1,333
                                                         --------   --------   --------     --------      --------
Net income (loss) ....................................     (9,346)     1,361     (9,484)       7,985        (9,484)
Preferred stock dividend .............................         --         --      2,149           --         2,149
                                                         --------   --------   --------     --------      --------
Net (loss) income applicable to common stockholders ..   $ (9,346)  $  1,361   $(11,633)    $  7,985      $(11,633)
                                                         ========   ========   ========     ========      ========

                                                                        SIX MONTHS ENDED JUNE 30, 2004
                                                         ----------------------------------------------------------
                                                          FEDDERS
                                                           NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                          AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                         --------   --------   ---------   -----------   -----------
Net sales ............................................   $254,529   $166,466    $    --     $(130,824)    $290,171
Cost of sales ........................................    219,057    153,720         --      (130,824)     241,953
Selling, general and administrative expense ..........     27,443     10,831     (2,780)           --       35,494
Restructuring credit .................................       (709)        --         --            --         (709)
                                                         --------   --------    -------     ---------     --------
Operating income .....................................      8,738      1,915      2,780            --       13,433
Partners' net interest in joint venture results ......       (503)       (95)        --            --         (598)
Equity income in investment ..........................         --         --     (4,646)        4,646           --
Interest expense, net ................................      8,936      1,073        131            --       10,140
Debt extinguishment ..................................      8,075         --         --            --        8,075
Other (income) .......................................       (150)      (112)        --            --         (262)
                                                         --------   --------    -------     ---------     --------
Income (loss) before income taxes ....................     (8,626)       859     (1,997)        4,646       (5,118)
(Benefit) provision for income taxes .................     (2,823)       276        890            --       (1,657)
                                                         --------   --------    -------     ---------     --------
Net income (loss)from continuing operations ..........     (5,803)       583     (2,887)        4,646       (3,461)
Discontinued operations, net of tax ..................        496         78         --            --          574
                                                         --------   --------    -------     ---------     --------
Net income (loss) ....................................     (5,307)       661     (2,887)        4,646       (2,887)
Preferred stock dividend .............................         --         --      2,010            --        2,010
                                                         --------   --------    -------     ---------     --------
Net income (loss) applicable to common stockholders ..   $ (5,307)  $    661    $(4,897)    $   4,646     $ (4,897)
                                                         ========   ========    =======     =========     ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                              JUNE 30, 2005
                                                       -----------------------------------------------------------
                                                        FEDDERS
                                                         NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                        AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                       --------   --------   ---------   -----------   -----------
ASSETS

Current assets:
   Cash and cash equivalents .......................   $  7,847   $  7,190   $  2,736     $     --      $ 17,773
   Net accounts receivable .........................     75,291     13,122         --           --        88,413
   Net inventories .................................     83,631     20,109         --           --       103,740
   Other current assets ............................      3,603      7,109     13,842       (5,340)       19,214
   Current assets of discontinued operations .......      3,173      1,029         --           --         4,202
                                                       --------   --------   --------     --------      --------
Total current assets ...............................    173,545     48,559     16,578       (5,340)      233,342
Investments in subsidiaries ........................         --         --    (43,496)      43,496            --
Net property, plant and equipment ..................     40,657     17,052        217           --        57,926
Goodwill ...........................................     72,173     15,269         --           --        87,442
Other intangible assets ............................      4,700         37         --           --         4,737
Other assets .......................................     10,729      4,248     43,566           --        58,543
Other assets of discontinued operations ............      2,595        593         --           --         3,188
                                                       --------   --------   --------     --------      --------
Total assets .......................................   $304,399   $ 85,758   $ 16,865     $ 38,156      $445,178
                                                       ========   ========   ========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term notes ................................   $ 55,643   $ 34,849   $     --     $     --      $ 90,492
   Current portion of long-term debt ...............      1,347        118                      --         1,465
   Accounts and income taxes payable ...............     19,472     36,095      1,243           --        56,810
   Accrued expenses ................................     32,088     10,026      7,368           --        49,482
   Current liabilities of discontinued operations ..        922        261         --           --         1,183
                                                       --------   --------   --------     --------      --------
Total current liabilities ..........................    109,472     81,349      8,611           --       199,432
Long-term debt .....................................    158,445      1,378         --           --       159,823
Other long-term liabilities ........................        301     10,467     28,235       (5,340)       33,663
Long-term liabilities of discontinued operations ...        579        841         --           --         1,420
Net due to (from) affiliates .......................     64,311      6,510    (70,821)          --            --
Stockholders' equity:
   Preferred Stock .................................         --         --         21           --            21
   Common and Class B Stock ........................          5         --        392           (5)          392
   Additional paid-in capital ......................     20,293     25,542    115,297      (45,835)      115,297
   Retained earnings (deficit) .....................    (48,677)   (39,009)   (23,637)      87,686       (23,637)
   Deferred compensation and treasury stock ........         --         --    (39,583)          --       (39,583)
   Accumulated other comprehensive loss ............       (330)    (1,320)    (1,650)       1,650        (1,650)
                                                       --------   --------   --------     --------      --------
Total stockholders' equity .........................    (28,709)   (14,787)    50,840       43,496        50,840
                                                       --------   --------   --------     --------      --------
Total liabilities and stockholders' equity .........   $304,399   $ 85,758   $ 16,865     $ 38,156      $445,178
                                                       ========   ========   ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                DECEMBER 31, 2004
                                                       -----------------------------------------------------------
                                                        FEDDERS
                                                         NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                        AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                       --------   --------   ---------   -----------   -----------
ASSETS

Current assets:
   Cash and cash equivalents .......................   $  2,778   $ 14,529   $  5,476     $     --      $ 22,783
   Net accounts receivable .........................     15,592     11,341         --           --        26,933
   Net inventories .................................     95,926     34,651         --           --       130,577
   Other current assets ............................      4,520      5,869     14,167       (5,340)       19,216
   Current assets of discontinued liabilities ......      3,202      1,071         --           --         4,273
                                                       --------   --------   --------     --------      --------
Total current assets ...............................    122,018     67,461     19,643       (5,340)      203,782
Investments in subsidiaries ........................         --         --    (34,538)      34,538            --
Net property, plant and equipment ..................     42,487     15,708        370           --        58,565
Goodwill ...........................................     62,841     15,096         --           --        77,937
Other intangible assets ............................        261         --         --           --           261
Other assets .......................................     11,323      3,139     44,058           --        58,520
Other assets of discontinued operations ............      2,548        584         --           --         3,132
                                                       --------   --------   --------     --------      --------
Total assets .......................................   $241,478   $101,988   $ 29,533     $ 29,198      $402,197
                                                       ========   ========   ========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term notes ................................   $ 28,330   $ 29,241   $     --     $     --      $ 57,571
   Current portion of long-term debt ...............      1,403        119         --           --         1,522
   Accounts and income taxes payable ...............      9,960     36,473      2,108           --        48,541
   Accrued expenses ................................     25,351      8,448      5,644           --        39,443
   Current liabilities of discontinued operations ..        766        702         --           --         1,468
                                                       --------   --------   --------     --------      --------
Total current liabilities ..........................     65,810     74,983      7,752           --       148,545
Long-term debt .....................................    158,853      1,433         --           --       160,286
Other long-term liabilities ........................         24     10,257     28,756       (5,340)       33,697
Long-term liabilities of discontinued operations ...        600        863         --           --         1,463
Net due to (from) affiliates .......................     41,685     23,496    (65,181)          --            --
Stockholders' equity:
   Preferred Stock .................................         --         --         19           --            19
   Common and Class B Stock ........................          5         --        390           (5)          390
   Additional paid-in capital ......................     20,293     25,542    108,363      (45,835)      108,363
   Retained earnings (deficit) .....................    (45,446)   (34,256)   (10,176)      79,702       (10,176)
   Deferred compensation and treasury stock ........         --         --    (39,714)          --       (39,714)
   Accumulated other comprehensive loss ............       (346)      (330)      (676)         676          (676)
                                                       --------   --------   --------     --------      --------
Total stockholders' equity .........................    (25,494)    (9,044)    58,206       34,538        58,206
                                                       --------   --------   --------     --------      --------
Total liabilities and stockholders' equity .........   $241,478   $101,988   $ 29,533     $ 29,198      $402,197
                                                       ========   ========   ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               JUNE 30, 2004
                                                        -----------------------------------------------------------
                                                         FEDDERS
                                                          NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                         AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                        --------   --------   ---------   -----------   -----------
ASSETS

Current assets:
   Cash and cash equivalents ........................   $ 10,424   $ 12,141   $ 10,148     $     --      $ 32,713
   Net accounts receivable ..........................     84,753     16,778         --           --       101,531
   Net inventories ..................................     94,862     31,559         --           --       126,421
   Assets held for sale .............................      8,249         --         --           --         8,249
   Other current assets .............................      3,548      9,474     11,193           --        24,215
   Current assets of discontinued operations ........      3,847        793         --           --         4,640
                                                        --------   --------   --------     --------      --------
Total current assets ................................    205,683     70,745     21,341           --       297,769
Investments in subsidiaries .........................         --         --    (15,484)      15,484            --
Net property, plant and equipment ...................     33,804     15,061        464           --        49,329
Goodwill ............................................     62,841     15,223         --           --        78,064
Other intangible assets .............................        244         59         --           --           303
Other assets ........................................     11,202      1,972     37,906       (7,023)       44,057
Other assets of discontinued operations .............      2,839        625         --           --         3,464
                                                        --------   --------   --------     --------      --------
Total assets ........................................   $316,613   $103,685   $ 44,227     $  8,461      $472,986
                                                        ========   ========   ========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term notes .................................   $     --   $ 36,865   $     --     $     --      $ 36,865
   Current portion of long-term debt ................      1,171        119         --           --         1,290
   Accounts and income taxes payable ................     22,034     62,211      1,628           --        85,873
   Accrued expenses .................................     52,197      8,326      9,018           --        69,541
   Current liabilities of discontinued operations ...        981        300         --           --         1,281
                                                        --------   --------   --------     --------      --------
Total current liabilities ...........................     76,383    107,821     10,646           --       194,850
Long-term debt ......................................    156,945      1,485         --           --       158,430
Other long-term liabilities .........................        732     11,478     30,094       (7,023)       35,281
Long-term liabilities of discontinued operations ....        829        742         --           --         1,571
Net due to (from) affiliates ........................     91,802    (12,435)   (79,367)          --            --
Stockholders' equity:
   Preferred Stock ..................................         --         --         19           --            19
   Common and Class B Stock .........................          5         --        390           (5)          390
   Additional paid-in capital .......................     20,292     25,542    109,019      (45,834)      109,019
   Retained earnings ................................    (29,468)   (30,181)    14,962       59,649        14,962
   Deferred compensation and treasury stock .........         --         --    (39,846)          --       (39,846)
   Accumulated other comprehensive loss .............       (907)      (767)    (1,690)       1,674        (1,690)
                                                        --------   --------   --------     --------      --------
Total stockholders' equity ..........................    (10,078)    (5,406)    82,854       15,484        82,854
                                                        --------   --------   --------     --------      --------
Total liabilities and stockholders' equity ..........   $316,613   $103,685   $ 44,227     $  8,461      $472,986
                                                        ========   ========   ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                                           -----------------------------------------------------------
                                                            FEDDERS
                                                             NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                            AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                           --------   --------   ---------   -----------   -----------
Net cash (used in) provided by operating activities ....   $(28,210)  $ 12,957    $(3,420)       $--        $(18,673)
                                                           --------   --------    -------        ---        --------
Net additions to property, plant and equipment .........       (663)    (2,652)        --         --          (3,315)
Disposal of property, plant and equipment ..............         11         --        116         --             127
Acquisition of business, net of cash acquired ..........     (9,426)        --         --         --          (9,426)
                                                           --------   --------    -------        ---        --------
Net cash (used in) provided by investing activities ....    (10,078)    (2,652)       116         --         (12,614)
                                                           --------   --------    -------        ---        --------
Proceeds (repayments) of short-term notes ..............     25,548      5,608         --         --          31,156
Net repayments of long-term debt .......................       (845)       (56)        --         --            (901)
Cash dividends .........................................      6,115     (6,115)    (3,978)        --          (3,978)
Change in net due to (from) affiliate ..................     12,539    (17,081)     4,542         --              --
                                                           --------   --------    -------        ---        --------
Net cash provided by (used in) financing activities ....     43,357    (17,644)       564         --          26,277
                                                           --------   --------    -------        ---        --------
Net (decrease) increase in cash and cash equivalents ...      5,069     (7,339)    (2,740)        --          (5,010)
Cash and cash equivalents at beginning of period .......      2,778     14,529      5,476         --          22,783
                                                           --------   --------    -------        ---        --------
Cash and cash equivalents at end of period .............   $  7,847   $  7,190    $ 2,736        $--        $ 17,773
                                                           ========   ========    =======        ===        ========

                                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                           -----------------------------------------------------------
                                                            FEDDERS
                                                             NORTH       OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                            AMERICA     FEDDERS     PARENT      ENTRIES     CORPORATION
                                                           ---------   --------   ---------   -----------   -----------
Net cash (used in) provided by operating activities ....   $ (21,132)  $ 16,478   $   (214)       $--        $  (4,868)
                                                           ---------   --------   --------        ---        ---------
Net additions to property, plant and equipment .........      (1,178)    (1,841)       (20)        --           (3,039)
Disposal of property, plant and equipment ..............       1,243        308         --         --            1,551
Investment in joint venture ............................          --       (932)        --         --             (932)
                                                           ---------   --------   --------        ---        ---------
Net cash provided by (used in) investing activities ....          65     (2,465)       (20)        --           (2,420)
                                                           ---------   --------   --------        ---        ---------
Proceeds from short-term notes .........................          --      6,419         --         --            6,419
Net repayments of long-term debt .......................        (960)    (1,855)        --         --           (2,815)
Proceeds from stock options exercised ..................          --         --         91         --               91
Cash dividends .........................................          --         --     (3,837)        --           (3,837)
Net proceeds from issuance of 9 7/8% Senior Notes ......     150,245         --         --         --          150,245
Repayments of 9 3/8% Senior Subordinated Notes .........    (150,000)        --         --         --         (150,000)
Call premium and financing costs .......................     (10,245)        --         --         --          (10,245)
Costs of stock offerings ...............................          --         --       (223)        --             (223)
Proceeds from stock rights offering ....................          --         --     28,323         --           28,323
Change in net due to (from) affiliate ..................      28,794    (14,822)   (13,972)        --               --
                                                           ---------   --------   --------        ---        ---------
Net cash provided by (used in) financing activities ....      17,834    (10,258)    10,382         --           17,958
                                                           ---------   --------   --------        ---        ---------
Net (decrease) increase in cash and cash equivalents ...      (3,233)     3,755     10,148         --           10,670
Cash and cash equivalents at beginning of period .......      13,657      8,386         --         --           22,043
                                                           ---------   --------   --------        ---        ---------
Cash and cash equivalents at end of period .............   $  10,424   $ 12,141   $ 10,148        $--        $  32,713
                                                           =========   ========   ========        ===        =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The historical condensed consolidating financial statements presented above include the following transactions:

     a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $4.4 million and $6.0 million for the three months ended June 30, 2005 and 2004, respectively. Such charges to FNA amounted to approximately $7.1 million and $10.4 million for the six months ended June 30, 2005 and 2004, respectively.

     b) FNA's interest expense reflects actual interest charges on the 9 7/8% Senior Notes, 9 3/8% Senior Subordinated Notes, retired in April 2004, State of Illinois Promissory Note, Trion Industrial Revenue Bond, capital lease obligations and a revolving line of credit.

     c) FNA's depreciation and amortization for the three months ended June 30, 2005 and 2004 amounted to approximately $2.0 million and $1.1 million, respectively. Capital expenditures of FNA amounted to $0.3 million and $0.8 million in the three months ended June 30, 2005 and 2004, respectively.

     FNA's depreciation and amortization for the six months ended June 30, 2005 and 2004 amounted to approximately $3.7 million and $3.2 million, respectively. Capital expenditures of FNA amounted to $0.6 million and $1.2 million in the six months ended June 30, 2005 and 2004, respectively.

     d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

     e) The Company's stock option plans include FNA's employees.

     f) On October 25, 2005, FNA sold its non-core thermal management business, Melcor Corporation, to Laird Technologies, Inc. for $ 17.4 million in cash. Melcor's results of operations are reported as discontinued operations.

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

RESULTS OF OPERATIONS

     The following table presents our results of continuing operations for the periods indicated. Results for the three months and six months ended June 30, 2005 and 2004 are unaudited. Operating results for Melcor Corporation are disclosed as discontinued operations.

OPERATING RESULTS AS A PERCENT OF NET SALES-CONTINUING OPERATIONS

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2005       2004       2005       2004
                                                 --------   --------   --------   --------
Net sales.....................................   $122,732   $174,539   $195,630   $290,171

Gross profit .................................       18.8%      15.8%      18.8%      16.6%
Selling, general and administrative expense...       16.0       11.0       19.1       12.2
Operating income..............................        2.8        5.3       (0.3)       4.6
Net interest expense..........................        4.6        3.0        5.6        3.5
Pre-tax (loss) income.........................       (1.6)       1.6       (5.4)      (1.8)

THREE MONTHS ENDED JUNE 30, 2005 VERSUS THE THREE MONTHS ENDED JUNE 30, 2004

     Net sales for the three-month period ended June 30, 2005 decreased 29.7% to $122.7 million, compared to $174.5 million in the prior-year period. Net sales within the HVACR reporting segment decreased 31.9% during the period, due primarily to the effect of increased inventory at customers of room air conditioners in key North American markets, caused by cooler than normal summer weather in 2004. This decrease in room air conditioner sales was offset in part by increased sales of commercial air conditioners resulting from the acquisition of Addison and to a lesser extent Islandaire. Sales in the Engineered Products reporting segment increased 26.3% due primarily to industrial air cleaning projects in Asia.

     Gross profit declined to $23.1 million in the three-month period ended June 30, 2005, compared to $27.7 million in the prior-year period, but increased to 18.8% of net sales during the period versus 15.8% in the prior-year period. Gross profit dollars declined as a result of lower sales volume. During the three months ended June 30, 2005, the Company manufactured fewer room air conditioners than in the prior year in order to reduce inventories. Reduced production resulted in lower absorption of fixed overhead. Despite the increased costs related to overhead absorption, as well as inflationary pressures on raw materials, the gross profit margin as a percentage of net sales increased as a result of a more favorable product mix and price increases initiated to offset both material cost increases realized in 2004 and a reduction in the VAT rebate on exports from China initiated in early 2004.

     Selling, general and administrative expenses ("SG&A") for the three-month period ended June 30, 2005 were $19.6 million, or 16.0% of net sales, compared to $19.2 million, or 11.0% of net sales in the prior-year period. SG&A expenses were higher than the prior year as a result of SG&A expenses of the acquired operations, $2.6 million, offset in part by reductions in SG&A expenses in the Company's other HVACR and Engineered Products businesses.

     Operating income for the three months ended June 30, 2005 was $3.5 million, or 2.8% of net sales, compared to operating income of $9.2 million, or 5.3% of net sales, in the prior-year period. The decrease reflects lower sales of room air conditioners in North America, offset in part by increased selling prices.

     Net interest expense increased in the three-month period ended June 30, 2005 to $5.7 million, or 4.6% of net sales, compared to $5.2 million, or 3.0% of net sales, in the prior-year period. Interest expense consisted of interest on the Company's long-term debt, interest on short-term working capital loans in Asia and on the Company's revolving credit facility in the U.S. Net interest expense was higher than prior year due to higher short-term borrowings during the period.

     Based on SFAS No. 109, "Accounting for Income Taxes", the Company recorded a valuation allowance against deferred tax assets generated from a tax benefit related to losses in 2005. Accordingly, the reported effective tax rate reflects only provisions for foreign and state income taxes. Management believes the Company's deferred tax asset is appropriate in the near term.

     A loss on debt extinguishment of $0.7 million was recorded during the prior-year period to account for the early retirement of the Company's Senior Subordinated Notes due August 2007 and the issuance of new Senior Notes due March 2014.

     Net income from discontinued operations in the three-month period ended June 30, 2005 was $0.7 million compared to $0.3 million in the prior-year period.

     Net loss applicable to common stockholders in the three-month period ended June 30, 2005 was $2.5 million, or $0.08 loss per diluted common share. Net income applicable to common stockholders in the prior-year period was $1.3 million, or $0.04 income per diluted common share.

SIX MONTHS ENDED JUNE 30, 2005 VERSUS THE SIX MONTHS ENDED JUNE 30, 2004

     Net sales for the six-month period ended June 30, 2005 decreased 32.6% to $195.6 million compared to $290.2 million in the prior-year period. Net sales in the HVACR reporting segment decreased 34.5% during the period due primarily to the effect of increased inventory at the customer of room air conditioners in key North American markets, caused by cooler than normal summer weather in 2004. This decrease in room air conditioner sales was offset in part by increased sales of commercial air conditioners resulting from the acquisition of Addison and, to a lesser extent, Islandaire. Sales in the Engineered Products reporting segment increased 3.8% due primarily to industrial air cleaning projects in Asia.

     Gross profit declined to $36.7 million in the six-month period ended June 30, 2005 compared to $48.2 million in the prior-year period, but increased to 18.8% of net sales during the period versus 16.6% in the prior-year period. Gross profit dollars declined as a result of lower sales volume. During the six months ended June 30, 2005, the Company manufactured fewer room air conditioners than in the prior year in order to reduce inventories. Reduced production resulted in lower absorption of fixed overhead. Despite the increased costs related to overhead absorption, as well as inflationary pressures on raw materials, the gross profit margin as a percentage of net sales increased as a result of a more favorable product mix and price increases initiated to offset both material cost increases realized in 2004 and a reduction in the VAT rebate on exports from China initiated in early 2004.

     SG&A for the six-month period ended June 30, 2005 were $37.4 million, or 19.1% of net sales, compared to $35.5 million, or 12.2% of net sales in the prior-year period. SG&A expenses were higher than the prior year as a result of SG&A expenses of the acquired operations, $4.2 million offset in part by reductions in SG&A expenses in the Company's other HVACR and Engineered Products businesses.

     Operating loss for the six months ended June 30, 2005 was $0.6 million, or 0.3% of net sales, compared to operating income of $13.4 million, or 4.6% of net sales, in the prior-year period. The decrease reflects lower sales of room air conditioners in North America, offset in part by increased selling prices.

     Net interest expense increased in the six-month period ended June 30, 2005 to $11.0 million, or 5.6% of net sales, compared to $10.1 million, or 3.5% of net sales, in the prior-year period. Interest expense consisted of interest on the Company's long-term debt, interest on short-term working capital loans in Asia and on the Company's revolving credit facility in the U.S. Net interest expense was higher than prior year due to higher short-term borrowings during the period.

     A loss on debt extinguishment of $8.1 million was recorded during the prior-year period to account for the early retirement of the Company's Senior Subordinated Notes due August 2007 and the issuance of new Senior Notes due March 2014. The charge consisted of $4.9 million of call premiums required to be paid to note holders and $3.2 million for the write-off of unamortized debt discount.

     Based on SFAS No. 109, "Accounting for Income Taxes", the Company recorded a valuation allowance against deferred tax assets generated from a tax benefit related to losses in 2005. Accordingly, the reported effective tax rate reflects only provisions for foreign and state income taxes. Management believes the Company's deferred tax asset is appropriate in the near term.

     Net income from discontinued operations in the six-month period ended June 30, 2005 was $1.3 million compared to $0.6 million in the prior-year period.

     Net loss applicable to common stockholders in the six-month period ended June 30, 2005 was $11.6 million, or $0.38 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was $4.9 million, or $0.16 loss per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $17.8 million at June 30, 2005 compared to $32.7 million a year earlier.

Short-term borrowings under the Company's working capital credit facilities amounted to $90.5 million at June 30, 2005 compared to $36.9 million a year earlier.

     The Company utilized $18.7 million in operating activities in the first six months of 2005, primarily as a result of a $58.0 million increase in accounts receivable as the Company entered its selling season and a net loss of $9.5 million. These uses were offset in part by a $30.6 million decrease in inventories. This compares with cash utilization of $4.9 million in operations in the six-month period of 2004, resulting from an increase of $73.9 million in accounts receivable, on higher sales levels, and a decrease in inventory of $16.7 million. Inventory declined at a greater rate in 2005 as fewer room air conditioners were produced than in the prior year.

     Net cash used in investing activities in the six-month period ended June 30, 2005 amounted to $12.6 million. $9.4 million was used for the acquisition of Islandaire and $3.3 million for capital expenditures, primarily for a research and design center in Qingpu, China. This compared to $3.0 million in the prior-year period, primarily for capital expenditures to support production capacity in China. The Company also issued 257,484 shares of Preferred Stock and 100,000 shares of Common Stock as part of the consideration in the acquisition of Islandaire.

     Net cash provided by financing activities for the six-month period ended June 30, 2005 amounted to $26.3 million, consisting primarily of $31.2 million in short-term borrowings which were used to support operating needs, the acquisition of Islandaire and $4.0 million of cash dividends. Net cash provided by financing activities in the prior-year period was $18.0 million and consisted primarily of $6.4 million in short-term borrowings to support production in Asia and $28.3 million of proceeds from stock rights exercised, partially offset by $3.8 million of cash dividends and the repayment of $2.8 million of long-term debt.

     The Company declared dividends of $0.06 on each share of outstanding Common and Class B Stock and $1.076 on each share of outstanding Preferred Stock in the six months ended June 30, 2005 and 2004, respectively. The First Supplemental Indenture (Note 14) limits, among other things, the Company from making any dividend payments without sufficient consolidated net income beginning January 1, 2006.

     The Company's $100 million revolving credit facility expires on February 1, 2006. The Company plans to renew this facility.

     Senior Notes bearing interest at 9 7/8% with an aggregate $155.0 million principal amount maturing in 2014 were issued during 2004 to refinance $150.0 million principal amount outstanding of 9 3/8% Senior Notes due in 2007.

     As a result of the delay in filing the Annual Report on Form 10-K, this Quarterly Report on Form 10-Q for the period ended June 30, 2005 could not be completed and timely filed. In addition, on April 14, 2005, Deloitte & Touche LLP informed the Company that it would not stand for reappointment as the Company's independent registered public accounting firm for the year ending December 31, 2005 or for any of the quarterly reporting periods therein and the Company could not engage a new independent registered public accounting firm until after the filing of the 2004 10-K. The delayed filings resulted in defaults under provisions of the Company's primary credit facility and of the Indenture related to its 9 7/8% Senior Notes due 2014. The Company has received waivers of the default under the Indenture and from its lender under the credit facility. During the Waiver Period, the Company will pay an additional 100 basis points of interest on the Senior Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     In connection with the preparation of the Company's 2004 Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2004 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The material weaknesses identified by the Company were disclosed in its 2004 Annual Report on Form 10-K, which was filed with the SEC on September 30, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were not effective.

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

                            PART II OTHER INFORMATION

ITEM 3A. DEFAULTS ON SENIOR SECURITIES

     On June 24, 2005, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Notes due 2014 (the "Senior Notes") were issued (the "Indenture") requiring the Company to file timely a Form 10-K for the year ended December 31, 2004 and for its Forms 10-Q fpr 2005. This delay in filing the Form 10-K and Forms 10-Q also resulted in a default under FNA's agreement with Wachovia Bank, NA (the "Senior Lender").

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