Form 10-Q
period 2005-09-30
FEDDERS CORP /DE
filed 2005-12-30
CIK 744106

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                               FEDDERS CORPORATION

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I   FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2005 AND 2004
         AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004            3
         CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005,
         DECEMBER 31, 2004 AND SEPTEMBER 30, 2004                             4
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
         ENDED SEPTEMBER 30, 2005 AND 2004                                    5
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          6-20
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION                                          20-24
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          25
ITEM 4.  CONTROLS AND PROCEDURES                                          26-27
PART II  OTHER INFORMATION                                                   28
ITEM 3A. DEFAULTS ON SENIOR SECURITIES                                       28
ITEM 6.  EXHIBITS                                                            28

         SIGNATURE                                                           29
         CERTIFICATIONS                                                   30-33

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FEDDERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                             -------------------   -------------------
                                                                               2005       2004       2005       2004
                                                                             --------   --------   --------   --------
                                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                                                DATA)
                                                                                            (UNAUDITED)
Net sales ................................................................   $ 63,110   $ 66,284   $258,740   $356,455
Costs and expenses:
   Cost of sales .........................................................     55,197     59,809    214,115    301,762
   Selling, general and administrative expense ...........................     17,965     17,336     55,316     52,830
   Asset impairment charge ...............................................      2,732         --      2,732         --
   Restructuring credit ..................................................         --         --         --       (709)
                                                                             --------   --------   --------   --------
Total expense ............................................................     75,894     77,145    272,163    353,883
                                                                             --------   --------   --------   --------
Operating (loss) income ..................................................    (12,784)   (10,861)   (13,423)     2,572
Partners' net interest in joint venture results ..........................        151        486        844       (112)
Interest expense, net ....................................................      5,492      4,754     16,538     14,894
Debt extinguishments .....................................................         --         --         --      8,075
Other (income) expense ...................................................        877       (221)       355       (483)
                                                                             --------   --------   --------   --------
Income (loss) from continuing operations before income taxes .............    (19,002)   (14,908)   (29,472)   (20,026)
Provision (benefit) for income taxes .....................................        (84)    (4,896)       263     (6,553)
                                                                             --------   --------   --------   --------
Net income (loss) from continuing operations .............................    (18,918)   (10,012)   (29,735)   (13,473)
Income from discontinued operations,
   net of tax of $11, $146, $48 and$456 ..................................        561        274      1,894        848
                                                                             --------   --------   --------   --------
Net loss .................................................................    (18,357)    (9,738)   (27,841)   (12,625)
Preferred stock dividends ................................................      1,145      1,005      3,294      3,015
                                                                             --------   --------   --------   --------
Net loss applicable to common stockholders ...............................   $(19,502)  $(10,743)  $(31,135)  $(15,640)
                                                                             ========   ========   ========   ========
(Loss) income per common share:
   Basic net loss per common share from continuing operations ............   $  (0.65)  $  (0.36)  $  (1.08)  $  (0.54)
                                                                             ========   ========   ========   ========
   Diluted net loss per common share from continuing operations ..........      (0.65)     (0.36)     (1.08)     (0.54)
                                                                             ========   ========   ========   ========
   Basic net income per common share from discontinued operations ........   $   0.02   $   0.01   $   0.06   $   0.03
                                                                             ========   ========   ========   ========
   Diluted net income per common share from discontinued operations ......       0.02       0.01       0.06       0.03
                                                                             ========   ========   ========   ========
   Basic net loss per share applicable to common shareholders ............   $  (0.63)  $  (0.35)  $  (1.02)  $  (0.51)
                                                                             ========   ========   ========   ========
   Diluted net loss per share applicable to common shareholders ..........      (0.63)     (0.35)     (1.02)     (0.51)
                                                                             ========   ========   ========   ========
Weighted averages shares:
   Basic .................................................................     30,688     30,494     30,608     30,454
   Diluted ...............................................................     30,688     30,494     30,608     30,454

Dividends per share declared:
   Common Stock ..........................................................   $     --   $     --   $  0.060   $  0.090
   Class B Stock .........................................................         --         --      0.060      0.090
   Preferred Stock .......................................................         --         --      0.700      0.990

See accompanying notes to the condensed consolidated financial statements

                               FEDDERS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                                                       2005           2004           2004
                                                                                  -------------   ------------   -------------
                                                                                    (AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE
                                                                                                     DATA)
                                                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................................      $ 16,946       $ 22,783        $ 23,913
   Accounts receivable (net of allowance of $4,393, $3,391 and $1,884 at
      September 30, 2005, December 31, 2004 and September 30, 2004,
      respectively) ...........................................................        53,318         26,933          48,291
   Inventories:
      Finished goods ..........................................................        59,547        100,165          94,611
      Work-in-process .........................................................         3,040          2,746           2,623
      Raw materials and supplies ..............................................        21,365         27,666          28,962
                                                                                     --------       --------        --------
   Net inventories ............................................................        83,952        130,577         126,196
   Deferred income taxes ......................................................         8,887          8,827           6,993
   Assets held for sale .......................................................            --             --           8,249
   Other current assets .......................................................         8,754         10,389          21,660
   Current assets of discontinued operations ..................................         4,158          4,273           4,208
                                                                                     --------       --------        --------
Total current assets ..........................................................       176,015        203,782         239,510
Net property, plant and equipment:
   Land and improvements ......................................................         5,186          5,183           1,306
   Buildings and leasehold improvements .......................................        40,587         40,326          30,624
   Machinery and equipment ....................................................        86,236        102,688          99,973
                                                                                     --------       --------        --------
   Gross property, plant and equipment ........................................       132,009        148,197         131,903
   Less accumulated depreciation ..............................................        78,218         89,632          83,923
                                                                                     --------       --------        --------
Net property, plant and equipment .............................................        53,791         58,565          47,980
Deferred income taxes .........................................................        22,105         22,263          10,541
Goodwill ......................................................................        87,441         77,937          77,913
Other intangible assets .......................................................         4,556            261             255
Other assets ..................................................................        36,259         36,099          35,668
Assets of discontinued operations .............................................         3,088          3,290           3,386
                                                                                     --------       --------        --------
Total assets ..................................................................      $383,255       $402,197        $415,253
                                                                                     ========       ========        ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ...........................................................      $ 66,438       $ 57,571        $ 31,632
   Current portion of long-term debt ..........................................         1,408          1,522           1,290
   Accounts payable ...........................................................        45,354         47,955          64,510
   Income taxes payable .......................................................         1,003            586              --
   Accrued expenses ...........................................................        41,153         39,443          47,638
   Current liabilities of discontinued operations .............................         1,196          1,468           1,150
                                                                                     --------       --------        --------
Total current liabilities .....................................................       156,552        148,545         146,220
Long-term debt ................................................................       159,517        160,286         158,171
Other long-term liabilities ...................................................        28,626         29,703          32,416
Long-term liabilities of discontinued operations ..............................         1,185          1,463           1,542
Partners' net interest in joint venture .......................................         4,358          3,994           3,725
Stockholders' equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized,  2,127, 1,871 and 1,871 issued at September 30, 2005, December 31, 2004 and September
   30, 2004, respectively .....................................................            21             19              19
Common Stock, $0.01 par value, 70,000 shares authorized, 36,716, 36,528 and
   36,519 issued at September 30, 2005, December 31, 2004 and September 30,
   2004, respectively .........................................................           367            365             365
Class B Stock, $0.01 par value, 5,000 shares authorized, 2,492 issued at
   September 30, 2005, December 31, 2004 and September 30, 2004 ...............            25             25              25
Additional paid-in capital ....................................................       115,297        108,363         109,038
Retained earnings (deficit) ...................................................       (41,995)       (10,176)          5,209
Accumulated other comprehensive loss ..........................................        (1,181)          (676)         (1,697)
                                                                                     --------       --------        --------
                                                                                       72,534         97,920         112,959
Treasury stock, at cost, 8,521 shares of Common Stock at September 30, 2005,
   December 31, 2004 and September 30, 2004 ...................................       (39,188)       (39,188)        (39,188)
Deferred compensation .........................................................          (329)          (526)           (592)
                                                                                     --------       --------        --------
Total stockholders' equity ....................................................        33,017         58,206          73,179
                                                                                     --------       --------        --------
Total liabilities and stockholders' equity ....................................      $383,255       $402,197        $415,253
                                                                                     ========       ========        ========

See accompanying notes to the condensed consolidated financial statements

                               FEDDERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ----------------------
                                                                         2005        2004
                                                                       --------   ---------
                                                                      (AMOUNTS IN THOUSANDS)
                                                                            (UNAUDITED)
Cash flows from operating activities:
Net loss ..........................................................    $(27,841)  $ (12,625)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ..................................       7,510       6,702
   Amortization of deferred financing costs .......................         635         570
   Loss on debt extinguishment ....................................          --       8,075
   Deferred income taxes ..........................................          98      (1,658)
   Gain(loss) on asset disposal ...................................         (55)        286
   Asset impairment charge ........................................       2,732          --
   Partners' net interest in joint venture results ................        (664)        170
Changes in operating assets and liabilities, net of acquisition:
   Accounts receivable ............................................     (22,711)    (20,242)
   Inventories ....................................................      50,294      16,907
   Other current assets ...........................................       1,831       6,536
   Other assets ...................................................        (642)        988
   Accounts payable ...............................................      (4,722)    (21,292)
   Accrued expenses and income taxes payable ......................        (190)      9,305
   Other long-term liabilities ....................................        (490)      1,051
   Other-- net ....................................................        (116)        281
                                                                       --------   ---------
Net cash provided (used) by operating activities ..................       5,669      (4,946)
                                                                       --------   ---------
Cash flows from investing activities:
   Additions to property, plant and equipment .....................      (3,961)     (4,139)
   Proceeds from disposal of property, plant and equipment ........         127       1,551
   Investment in joint venture ....................................          --        (932)
   Acquisition of business, net of cash acquired (Note 5) .........      (9,426)         --
                                                                       --------   ---------
Net cash (used) by investing activities ...........................     (13,260)     (3,520)
                                                                       --------   ---------
Cash flows from financing activities:
   Proceeds from short-term notes .................................       7,102       1,186
   Repayments of long-term debt ...................................      (1,370)     (3,179)
   Net proceeds from issuance of 9 7/8% Senior Notes ..............          --     150,245
   Repayment of 9 3/8% Senior Subordinated Notes ..................          --    (150,000)
   Call premium and deferred financing charges ....................          --     (10,356)
   Proceeds from stock options exercised ..........................          --         110
   Cash dividends .................................................      (3,978)     (5,769)
   Proceeds from stock rights exercised ...........................          --      28,323
   Costs of stock offerings .......................................          --        (224)
                                                                       --------   ---------
Net cash provided by financing activities .........................       1,754      10,336
                                                                       --------   ---------
Net increase (decrease) in cash and cash equivalents ..............      (5,837)      1,870
Cash and cash equivalents at beginning of period ..................      22,783      22,043
                                                                       --------   ---------
Cash and cash equivalents at end of period ........................    $ 16,946   $  23,913
                                                                       ========   =========
Supplemental disclosure:
   Interest paid ..................................................    $ 18,973   $  15,848
   Income taxes paid ..............................................         409       1,360

See accompanying notes to the condensed consolidated financial statements

                               FEDDERS CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The financial statements included herein are unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in the Annual Report on Form 10-K of Fedders Corporation (the "Company") for the fiscal year ended December 31, 2004.

     On January 25, 2005, the Company's Board of Directors approved the sale of all the capital stock of Melcor Corporation, its thermal management subsidiary. Melcor's results of operations, assets and liabilities are reported as discontinued operations. Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation. The Company sold Melcor on October 25, 2005.

     The Company's business is seasonal and, consequently, operating results for the nine-month period ending September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                  ---------------------   ---------------------
                                    2005        2004        2005        2004
                                  --------   ----------   --------   ----------
                                             (RESTATED)              (RESTATED)
Net (loss) income .............   $(18,357)   $(9,738)    $(27,841)   $(12,625)
Other comprehensive loss:
Foreign currency translation ..        469         (6)        (505)         56
                                  --------    -------     --------    --------
Comprehensive (loss) income ...   $(17,788)   $(9,744)    $(28,346)   $(12,569)
                                  ========    =======     ========    ========

     In previously reporting comprehensive income (loss), the Company incorrectly included the effects of preferred stock dividends declared in its measurement. As a result, comprehensive loss previously reported for the three months and nine months ended September 30, 2004 have been restated. This adjustment had no effect on basic/diluted net loss per share applicable to common stockholders.

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

     On December 29, 2004, the Company's Board of Directors approved the elimination of vesting restrictions on all outstanding stock options. There are no stock-based employee compensation expenses for the three and nine months ended September 30, 2005.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                               -------------------   -------------------
                                                                                 2005       2004       2005       2004
                                                                               --------   --------   --------   --------
Loss applicable to common stockholders-as reported .........................   $(19,502)  $(10,743)  $(31,135)  $(15,640)
Deduct: Total stock-based employee compensation expense determined under
   fair-value-based method for all awards, net of related tax effects ......         --       (175)        --       (634)
                                                                               --------   --------   --------   --------
Pro forma net (loss) income ................................................   $(19,502)  $(10,918)  $(31,135)  $(16,274)
                                                                               ========   ========   ========   ========
Net (loss) income per common share:
   Basic/diluted -- as reported ............................................   $  (0.63)  $  (0.35)  $  (1.02)  $  (0.51)
   Basic/diluted -- pro forma ..............................................   $  (0.63)  $  (0.35)  $  (1.02)  $  (0.51)

4. EARNINGS PER SHARE

     For the three months ended September 30, 2005 and 2004, net income (loss) per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,687,508 and 30,493,949 shares, respectively. Due to their anti-dilutive effect, 1,160,000 and 1,532,500 dilutive stock options were excluded from the computation of diluted loss per share for the nine months ended September 30, 2005 and 2004, respectively.

     For the nine months ended September 30, 2005 and 2004, net income (loss) per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,608,029 and 30,454,488 shares, respectively. Due to their anti-dilutive effect, 1,160,000 and 1,532,500 dilutive stock options were excluded from the computation of diluted loss per share for the nine months ended September 30, 2005 and 2004, respectively.

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

     Islandaire is located in Ronkonkoma, New York and is now known as Fedders Islandaire, Inc. It manufactures and markets specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels and motels, and institutional buildings such as schools, offices, hospitals, and nursing homes. Islandaire's replacement PTAC units fit into existing wall openings without alteration to the structure of the building. The addition of Islandaire's products extends the Company's existing commercial HVAC product line. This subsidiary has been included within the HVACR reportable segment.

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

                         AT MARCH 1, 2005

Cash                                                                $   158
Accounts receivable                                                   3,365
Inventory                                                             3,804
Other current assets                                                    255
Property, plant and equipment                                         1,049
Goodwill                                                              9,489
Intangible assets:
   Customer relationships (estimated useful life of 10 years)         3,300
   Engineering drawings (estimated useful life of 2 years)              300
   Non-competition agreement (estimated useful life of 5.5 years)     1,100
   Other intangible assets                                               42
Current liabilities                                                  (5,930)
Long-term debt                                                         (168)
Minority interest                                                      (435)
                                                                    -------
Net assets acquired                                                 $16,329
                                                                    =======

     The amount assigned to intangible assets primarily represents customer relationships, a non-competition agreement, and engineering drawings and was based on a third-party appraisal. The intangible assets will be amortized over periods ranging from two to ten years using the straight-line method.

     The Islandaire facility continues to be leased from an officer of the subsidiary on substantially the same terms.

6. GOODWILL AND INTANGIBLE ASSETS

     The Company records the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. The Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), as of September 1, 2002. Under SFAS 142, the Company is required to test goodwill for impairment at least annually. In 2005, and to better coordinate with a prior change in fiscal year end, the Company elected to change its annual date of impairment testing from September 1 to October 1. This change enables the Company to use the budget for the next year which is a critical component of the testing process. Furthermore, the Company would now have adequate time to complete the testing before the next reporting period and would have quarterly data available which would facilitate testing. The Company identifies potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. The Company determines fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment, if any, must be measured. The Company measures the amount of goodwill impairment by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the segment goodwill exceeds the implied fair value of goodwill, the impairment is recognized as an operating expense in the fourth quarter.

     Goodwill and other intangible assets of continuing operations consist of the following:

                                                             ENGINEERED
                                                    HVACR     PRODUCTS     TOTAL
                                                   -------   ----------   -------
Goodwill balance as of December 31, 2004........   $69,468     $8,497     $77,965
Goodwill from Islandaire acquisition (note 5)...     9,489         --       9,489
Effect of foreign currency change...............        16         --          16
Less goodwill of discontinued operation.........       (29)        --         (29)
                                                   -------     ------     -------
Goodwill balance as of September 30, 2005.......   $78,944     $8,497     $87,441
                                                   =======     ======     =======

                                   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                        2005           2004            2004
                                   -------------   ------------   -------------
Other intangible assets.........      $ 6,390        $ 1,716         $ 1,682
Accumulated amortization........       (1,834)        (1,455)         (1,427)
                                      -------        -------         -------
Other intangible assets - net...      $ 4,556        $   261         $   255
                                      =======        =======         =======

     Goodwill increased by $9,489 as a result of the Islandaire acquisition (see
Note 5). Other intangible assets primarily include intangible assets purchased with Islandaire (see Note 5). Amortization expense of continuing operations for the three months ended September 30, 2005 and 2004 was $234 and $52, respectively. Amortization expense of continuing operations for the nine months ended September 30, 2005 and 2004 was $397 and $153, respectively. Estimated amortization expense for other intangibles will be approximately $680 for each of the next two years, $530 for each of the following three years, and $1,606 thereafter.

7. ASSETS HELD FOR SALE

     At December 31, 2004, net assets totaling $8,249 which were previously classified as "Assets Held for Sale" were reclassified as held and used and included in net property, plant and equipment due to the inability of the Company to complete the sale of its Walkersville, Maryland facility in accordance with the Company's original plans and expectations. "Assets Held for Sale" at September 30, 2005 and 2004 were $0 and $8,249, respectively.

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                          -------------------   -------------------
                                                                            2005       2004       2005       2004
                                                                          --------   --------   --------   --------
Net sales:
   HVACR ..............................................................   $ 53,360   $ 59,556   $234,215   $335,495
   Engineered Products ................................................      9,750      6,728     24,525     20,960
                                                                          --------   --------   --------   --------
   Net sales ..........................................................   $ 63,110   $ 66,284   $258,740   $356,455
                                                                          ========   ========   ========   ========
Income (loss) before interest expense, income taxes, loss on debt extinguishment, and asset impairment charges:
   HVACR ..............................................................   $(15,231)  $ (7,738)  $(13,623)  $  2,114
   Engineered Products ................................................        599        656      1,449      1,206
                                                                          --------   --------   --------   --------
   Segment income (loss) before interest expense, income taxes, and
      other ...........................................................    (14,632)    (7,082)   (12,174)     3,320
   Non-allocated (expense) income .....................................      1,290     (3,072)      (760)      (377)
   Loss on debt extinguishments .......................................         --         --         --      8,075
   Interest expense, net ..............................................      5,492      4,754     16,538     14,894
   Income tax expense (benefit) .......................................         84     (4,896)       263     (6,553)
                                                                          --------   --------   --------   --------
   Net (loss) income from continuing operations .......................    (18,918)   (10,012)   (29,735)   (13,473)
   Income from discontinued operations, net of tax ....................        561        274      1,894        848
                                                                          --------   --------   --------   --------
   Net (loss) income ..................................................   $(18,357)  $ (9,738)  $(27,841)  $(12,625)
                                                                          ========   ========   ========   ========

                             SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                  2005           2004            2004
                             -------------   ------------   -------------
Total assets:
HVACR.....................      $262,410       $288,500        $300,112
Engineered Products.......        44,118         46,854          47,883
Non-allocated assets......        69,481         59,280          59,664
Discontinued operations...         7,246          7,563           7,594
                                --------       --------        --------
                                $383,255       $402,197        $415,253
                                ========       ========        ========

     Non-allocated (income) expense and assets are primarily related to the Company's corporate headquarters.

9. PENSION PLANS AND OTHER COMPENSATION ARRANGEMENTS

     The Company has a deferred retiree obligation for certain retirees. The following table displays the activity and balances of the pension liability for nine months ended September 30:

                                                2005      2004
                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ...   $11,228   $12,068
Service cost ..............................        --        --
Interest cost .............................       454       485
Actuarial loss ............................        --        --
Benefits paid .............................    (1,258)   (1,299)
                                              -------   -------
Benefit obligation as of September 30 .....   $10,424   $11,254
                                              =======   =======
Weighted-average assumptions:
Discount rate .............................      5.75%     5.75%

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

     The following table displays the activity and balances of the product warranty liability for the nine months ended September 30:

                                                        2005       2004
                                                      --------   --------
Warranty balance at beginning of period............   $  7,333   $  5,641
Accruals for warranties issued during the period...      9,195     13,801
Settlements made during the period.................    (10,882)   (12,150)
                                                      --------   --------
Warranty balance at end of period..................   $  5,646   $  7,292
                                                      ========   ========

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

12. IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 144, "Accounting for the impairment or disposal of Long-Lived Assets", we review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the recoverability of the carrying amount of an asset or asset group should be assessed. We assess the carrying amount of the asset or asset group by comparing the carrying amount to the estimate of cash inflows, net of outflows. If the estimated net cash inflows are less than the asset carrying amount, the asset is written down to fair value. Fair value is based upon quoted market prices, if available. When quoted market prices are not available, we estimate fair value based upon the selling prices of similar assets or valuation techniques. We must estimate the net cash inflows to assess an asset or asset group carrying amount and fair value. Estimates are based upon internal budgets and forecasts. A change in the utilization of the assets or a decision to exit certain product lines or manufacturing locations could impact our estimate of future cash flows. A decrease in estimated future cash flows could reduce the fair values of long-lived assets, increasing the likelihood of impairment, which could have a significant impact on our consolidated results of operations and financial position.

     During three months ended September 30, 2005 in accordance with its policy on impairment of long-lived assets, the Company identified impairment losses of assets to be disposed of and assets to be held and used. These losses, which are reflected in consolidated statements of operation as "Asset impairment charges" totaled $2,732, before taxes. The impairment review was conducted after the Company's decision to outsource repairing and refurbishing of returned products in the HVACR segment.

13. DEBT AND SUBSEQUENT EVENTS

     On June 24, 2005, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Notes due 2014 (the "Senior Notes") were issued (the "Indenture") requiring the Company to file a Form 10-K for the year ended December 31, 2004. This delay in filing the Form 10-K also resulted in a default under FNA's agreement with Wachovia Bank, NA (the "Senior Lender"). On September 13, 2005, FNA received the written consent from holders of a majority in aggregate principal amount of the outstanding Senior Notes under the Indenture waiving the default in performance of this covenant and consenting to the adoption of the First Supplemental Indenture and Waiver, dated September 13, 2005, (the "First Supplemental Indenture") among Fedders Corporation, Fedders North America, Inc., the Guarantors named in the Indenture (the "Guarantors") and U.S. Bank National Association, as Trustee (the "Trustee"). The First Supplemental Indenture established a waiver period (the "Waiver Period"), which ends on December 31, 2005, during which the Company must complete the filing of its Form 10-K and Forms 10-Q for the first, second and third quarters of 2005. The Company filed Form 10-K on September 30, 2005 and will complete its Form 10-Q filings during the Waiver Period.

     A default under the Indenture or under FNA's agreement with the Senior Lender will trigger a cross default under the terms of the other agreement. During 2005, as a result of the delay filing the Annual Report on Form 10-K and quarterly reports on Form 10-Q for the first and second quarters, the Company was in default of its agreement with the Senior Lender related to a covenant requiring the Company to file these reports timely. The Company subsequently received a waiver of this default. By the terms of the waiver, the Company must file its Form 10-K on or before September 30, 2005, which was completed by this date, and Forms 10-Q for the 2005 quarters on or before November 30, 2005. Subsequently, the Senior Lender provided an additional waiver of this filing date to December 31, 2005 and modified a net worth covenant. The Company will file Forms 10-Q before December 31, 2005 and is in compliance with the modified net worth covenant.

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

     Cumulative preferred dividends not declared or paid as a result of the First Supplemental Indenture and the default waiver amounted to $1,145 at September 30, 2005.

     On October 25, 2005, the Company sold its non-core thermal management business, Melcor Corporation, to Laird Technologies, Inc. for $17.4 million in cash. The proceeds were used to reduce short-term borrowing under the revolving credit facility.

14. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     FNA is a wholly-owned subsidiary of the Company. FNA and its parent are the issuer and the guarantor, respectively, of the $155 million 9 7/8% Senior Notes due 2014. In addition, the subsidiaries of FNA and, effective September 13, 2005, Fedders International, Inc. are also guarantors of the Senior Notes.

The Company's and the subsidiaries' guarantees are full and unconditional. The following condensed consolidating financial statements present separate information for its guarantor entities (FNA and the Corporate Parent) and the other non-guarantor subsidiaries and should be read in conjunction with the consolidated financial statements of the Company. The following presentation has been prepared on a historical basis taking into account the guarantor/non-guarantor structure that resulted from the issuance of the Senior Notes in March 2004 and the adoption of the First Supplemental Indenture and Waiver, dated September 13, 2005. See Note 13.

Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation.

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                          ----------------------------------------------------------
                                                           FEDDERS
                                                            NORTH     OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                           AMERICA   FEDDERS     PARENT      ENTRIES     CORPORATION
                                                          --------   -------   ---------   -----------   -----------
Net sales .............................................   $ 48,599   $23,114    $     --     $(8,603)     $ 63,110
Cost of sales .........................................     43,659    20,141          --      (8,603)       55,197
Selling, general and administrative expense ...........     11,136     3,966       2,863          --        17,965
Asset impairment charges ..............................      2,732        --          --          --         2,732
                                                          --------   -------    --------     -------      --------
Operating income (loss) ...............................     (8,928)     (993)     (2,863)         --       (12,784)
Partners' net interest in joint venture results .......       (254)      405          --          --           151
Equity income in investment ...........................         --        --     (15,437)     15,437            --
Interest expense (income), net ........................      4,877       573          42          --         5,492
Other (income) expense ................................       (195)    1,056          16          --           877
                                                          --------   -------    --------     -------      --------
Income (loss) before income taxes .....................    (13,864)   (2,217)    (18,358)     15,437       (19,002)
(Benefit) provision for income taxes ..................         71      (154)         (1)         --           (84)
                                                          --------   -------    --------     -------      --------
Net income (loss) from continuing operations...........    (13,935)   (2,063)    (18,357)     15,437       (18,918)
Discontinued operations, net of tax ...................        509        52          --          --           561
                                                          --------   -------    --------     -------      --------
Net income (loss) .....................................    (13,426)   (2,011)    (18,357)     15,437       (18,357)
Preferred stock dividend ..............................         --        --       1,145          --         1,145
                                                          --------   -------    --------     -------      --------
Net income (loss) applicable to common stockholders ...   $(13,426)  $(2,011)   $(19,502)    $15,437      $(19,502)
                                                          ========   =======    ========     =======      ========

                                                                    THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                          ----------------------------------------------------------
                                                           FEDDERS
                                                            NORTH     OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                           AMERICA   FEDDERS     PARENT      ENTRIES     CORPORATION
                                                          --------   -------   ---------   -----------   -----------
Net sales .............................................   $47,876    $33,058    $     --    $(14,650)     $ 66,284
Cost of sales .........................................    44,574     29,885          --     (14,650)       59,809
Selling, general and administrative expense ...........     9,720      5,261       2,355          --        17,336
                                                          -------    -------    --------    --------      --------
Operating income (loss) ...............................    (6,418)    (2,088)     (2,355)         --       (10,861)
Partners' net interest in joint venture results .......       (19)       505          --          --           486
Equity income in investment ...........................        --         --      (8,553)      8,553            --
Interest expense, net .................................     4,145        557          52          --         4,754
Other income (expense) ................................       100        117           4          --           221
                                                          -------    -------    --------    --------      --------
Income (loss) before income taxes .....................    10,482)    (2,023)    (10,956)      8,553       (14,908)
(Benefit) provision for income taxes ..................    (3,418)      (260)     (1,218)         --        (4,896)
                                                          -------    -------    --------    --------      --------
Net income (loss) from continuing operations...........    (7,064)    (1,763)     (9,738)      8,553       (10,012)
Discontinued operations, net of tax ...................       267          7          --          --           274
                                                          -------    -------    --------    --------      --------
Net income (loss) .....................................    (6,797)    (1,756)     (9,738)      8,553        (9,738)
Preferred stock dividend ..............................        --         --       1,005          --         1,005
                                                          -------    -------    --------    --------      --------
Net income (loss) applicable to common stockholders ...   $(6,797)   $(1,756)   $(10,743)   $  8,553      $(10,743)
                                                          =======    =======    ========    --------      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                          ----------------------------------------------------------
                                                           FEDDERS
                                                            NORTH      OTHER    CORPORATE   ELIMINATING    FEDDERS
                                                           AMERICA    FEDDERS     PARENT      ENTRIES    CORPORATION
                                                          --------   --------   ---------   -----------  -----------
Net sales .............................................   $220,071   $128,362    $     --     $(89,693)   $258,740
Cost of sales .........................................    190,109    113,699          --      (89,693)    214,115
Selling, general and administrative expense ...........     37,235     13,787       4,294           --      55,316
Asset impairment charges ..............................      2,732         --          --           --       2,732
                                                          --------   --------    --------     --------    --------
Operating income (loss) ...............................    (10,005)       876      (4,294)          --     (13,423)
Partners' net interest in joint venture results .......       (292)     1,136          --           --         844
Equity income in investment ...........................         --         --     (23,422)      23,422          --
Interest expense (income), net ........................     14,799      1,710          29           --      16,538
Other (income) expense ................................       (745)     1,003          97           --         355
                                                          --------   --------    --------     --------    --------
Income (loss) before income taxes .....................    (24,351)      (701)    (27,842)      23,422     (29,472)
(Benefit) provision for income taxes ..................        127        137          (1)          --         263
                                                          --------   --------    --------     --------    --------
Net income (loss) from continuing operations...........    (24,478)      (838)    (27,841)      23,422     (29,735)
Discontinued operations, net of tax ...................      1,706        188          --           --       1,894
                                                          --------   --------    --------     --------    --------
Net income (loss) .....................................    (22,772)      (650)    (27,841)      23,422     (27,841)
Preferred stock dividend ..............................         --         --       3,294           --       3,294
                                                          --------   --------    --------     --------    --------
Net income (loss) applicable to common stockholders ...   $(22,772)  $   (650)   $(31,135)    $ 23,422    $(31,135)
                                                          ========   ========    ========     ========    ========

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                          ----------------------------------------------------------
                                                           FEDDERS
                                                            NORTH      OTHER    CORPORATE   ELIMINATING    FEDDERS
                                                           AMERICA    FEDDERS     PARENT      ENTRIES    CORPORATION
                                                          --------   --------   ---------   -----------  -----------
Net sales .............................................   $302,405   $199,524    $     --    $(145,474)   $356,455
Cost of sales .........................................    263,631    183,605          --     (145,474)    301,762
Selling, general and administrative expense ...........     37,163     16,092        (425)          --      52,830
Restructuring credit ..................................       (709)        --          --           --        (709)
                                                          --------   --------    --------    ---------    --------
Operating income (loss) ...............................      2,320       (173)        425           --       2,572
Partners' net interest in joint venture results .......       (522)       410          --           --        (112)
Equity income in investment ...........................         --         --     (13,199)      13,199          --
Interest expense, net .................................     13,081      1,630         183           --      14,894
Debt extinguishment ...................................      8,075         --          --           --       8,075
Other income (expense) ................................        250        229           4           --         483
                                                          --------   --------    --------    ---------    --------
Income (loss) before income taxes .....................    (19,108)    (1,164)    (12,953)      13,199     (20,026)
(Benefit) provision for income taxes ..................     (6,241)        16        (328)          --      (6,553)
                                                          --------   --------    --------    ---------    --------
Net income (loss) from continuing operations...........    (12,867)    (1,180)    (12,625)      13,199     (13,473)
Discontinued operations, net of tax ...................        763         85          --           --         848
                                                          --------   --------    --------    ---------    --------
Net income (loss) .....................................    (12,104)    (1,095)    (12,625)      13,199     (12,625)
Preferred stock dividend ..............................         --         --       3,015           --       3,015
                                                          --------   --------    --------    ---------    --------
Net income (loss) applicable to common stockholders ...   $(12,104)  $ (1,095)   $(15,640)   $  13,199    $(15,640)
                                                          ========   ========    ========    =========    ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                            SEPTEMBER 30, 2005
                                                       -----------------------------------------------------------
                                                        FEDDERS
                                                         NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                        AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                       --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents .......................   $  7,753   $  6,543   $  2,650     $     --      $ 16,946
   Net accounts receivable .........................     41,162     12,156         --           --        53,318
   Net inventories .................................     67,610     16,342         --           --        83,952
   Other current assets ............................      3,125      6,420     13,436       (5,340)       17,641
   Current assets of discontinued operations .......      3,140      1,018         --           --         4,158
                                                       --------   --------   --------     --------      --------
Total current assets ...............................    122,790     42,479     16,086       (5,340)      176,015
Investments in subsidiaries ........................         --         --    (58,465)      58,465            --
Net property, plant and equipment ..................     36,386     17,218        187           --        53,791
Goodwill ...........................................     72,135     15,306         --           --        87,441
Other assets .......................................     14,956      4,414     43,550           --        62,920
Other assets of discontinued operations ............      2,511        577         --           --         3,088
                                                       --------   --------   --------     --------      --------
Total assets .......................................   $248,778   $ 79,994   $  1,358     $ 53,125      $383,255
                                                       ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ................................   $ 42,917   $ 23,521   $     --     $     --      $ 66,438
   Current portion of long-term debt ...............      1,290        118         --           --         1,408
   Accounts and income taxes payable ...............     18,319     27,058        980           --        46,357
   Accrued expenses ................................     25,114      8,483      7,556           --        41,153
   Current liabilities of discontinued operations...        995        201         --           --         1,196
                                                       --------   --------   --------     --------      --------
Total current liabilities ..........................     88,635     59,381      8,536           --       156,552
Long-term debt .....................................    158,168      1,349         --           --       159,517
Other long-term liabilities ........................         (8)     9,924     28,408       (5,340)       32,984
Long-term liabilities of discontinued operations ...        527        658         --           --         1,185
Net due to (from) affiliates .......................     43,401     25,202    (68,603)          --            --
Stockholders' equity:
   Preferred Stock .................................          5         --         21           (5)           21
   Common and Class B Stock ........................         --         --        392           --           392
   Additional paid-in capital ......................     20,293     25,542    115,297      (45,835)      115,297
   Retained earnings (deficit) .....................    (61,913)   (41,211)   (41,995)     103,124       (41,995)
   Deferred compensation and treasury stock ........         --         --    (39,517)          --       (39,517)
   Accumulated other comprehensive loss ............       (330)      (851)    (1,181)       1,181        (1,181)
                                                       --------   --------   --------     --------      --------
Total stockholders' equity .........................    (41,945)   (16,520)    33,017       58,465        33,017
                                                       --------   --------   --------     --------      --------
Total liabilities and stockholders' equity .........   $248,778   $ 79,994   $  1,358     $ 53,125      $383,255
                                                       ========   ========   ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                            DECEMBER 31, 2004
                                                       -----------------------------------------------------------
                                                        FEDDERS
                                                         NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                        AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                       --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents .......................   $  2,778   $ 14,529   $  5,476     $     --       $ 22,783
   Net accounts receivable .........................     15,592     11,341         --           --         26,933
   Net inventories .................................     95,926     34,651         --           --        130,577
   Other current assets ............................      4,520      5,869     14,167       (5,340)        19,216
   Current assets of discontinued operations .......      3,202      1,071         --           --          4,273
                                                       --------   --------   --------     --------       --------
Total current assets ...............................    122,018     67,461     19,643       (5,340)       203,782
Investments in subsidiaries ........................         --         --    (34,538)      34,538             --
Net property, plant and equipment ..................     42,487     15,708        370           --         58,565
Goodwill ...........................................     62,841     15,096         --           --         77,937
Other intangible assets ............................        261         --         --           --            261
Other assets .......................................     11,323      3,139     44,058           --         58,520
Other assets of discontinued operations ............      2,548        584         --           --          3,132
                                                       --------   --------   --------     --------       --------
Total assets .......................................   $241,478   $101,988   $ 29,533     $ 29,198       $402,197
                                                       ========   ========   ========     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ................................   $ 28,330   $ 29,241   $     --     $     --       $ 57,571
   Current portion of long-term debt ...............      1,403        119         --           --          1,522
   Accounts and income taxes payable ...............      9,960     36,473      2,108           --         48,541
   Accrued expenses ................................     25,351      8,448      5,644           --         39,443
   Current liabilities of discontinued operations ..        766        702         --           --          1,468
                                                       --------   --------   --------     --------       --------
Total current liabilities ..........................     65,810     74,983      7,752           --        148,545
Long-term debt .....................................    158,853      1,433         --           --        160,286
Other long-term liabilities ........................         24     10,257     28,756       (5,340)        33,697
Long-term liabilities of discontinued operations ...        600        863         --           --          1,463
Net due to (from) affiliates .......................     41,685     23,496    (65,181)          --             --
Stockholders' equity:
   Preferred Stock .................................         --         --         19           --             19
   Common and Class B Stock ........................          5         --        390           (5)           390
   Additional paid-in capital ......................     20,293     25,542    108,363      (45,835)       108,363
   Retained earnings (deficit) .....................    (45,446)   (34,256)   (10,176)      79,702        (10,176)
   Deferred compensation and treasury stock ........         --         --    (39,714)          --        (39,714)
   Accumulated other comprehensive loss ............       (346)      (330)      (676)         676           (676)
                                                       --------   --------   --------     --------       --------
Total stockholders' equity .........................    (25,494)    (9,044)    58,206       34,538         58,206
                                                       --------   --------   --------     --------       --------
Total liabilities and stockholders' equity .........   $241,478   $101,988   $ 29,533     $ 29,198       $402,197
                                                       ========   ========   ========     ========       ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                            SEPTEMBER 30, 2004
                                                       -----------------------------------------------------------
                                                        FEDDERS
                                                         NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                        AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                       --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents .......................   $  8,447   $  7,839   $  7,627     $     --      $ 23,913
   Net accounts receivable .........................     32,863     15,428         --           --        48,291
   Net inventories .................................     98,133     28,063         --           --       126,196
   Assets held for sale ............................      8,249         --         --           --         8,249
   Other current assets ............................      5,694      7,775     15,184           --        28,653
   Current assets of discontinued operations .......      3,506        702         --           --         4,208
                                                       --------   --------   --------     --------      --------
Total current assets ...............................    156,892     59,807     22,811           --       239,510
Investments in subsidiaries ........................         --         --    (24,064)      24,064            --
Net property, plant and equipment ..................     32,696     14,860        424           --        47,980
Goodwill ...........................................     62,839     15,074         --           --        77,913
Other intangible assets ............................        255         --         --           --           255
Other assets .......................................     10,986      2,091     40,155       (7,023)       46,209
Other assets of discontinued operations ............      2,775        611         --           --         3,386
                                                       --------   --------   --------     --------      --------
Total assets .......................................   $266,443   $ 92,443   $ 39,326     $ 17,041      $415,253
                                                       ========   ========   ========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ................................   $     --   $ 31,632   $     --     $     --      $ 31,632
   Current portion of long-term debt ...............      1,171        119         --           --         1,290
   Accounts and income taxes payable ...............     20,254     41,927      2,329           --        64,510
   Accrued expenses ................................     31,228      8,979      7,431           --        47,638
   Current liabilities of discontinued operations ..      1,002        148         --           --         1,150
                                                       --------   --------   --------     --------      --------
Total current liabilities ..........................     53,655     82,805      9,760           --       146,220
Long-term debt .....................................    156,712      1,459         --           --       158,171
Other long-term liabilities ........................        139     11,868     31,157       (7,023)       36,141
Long-term liabilities of discontinued operations ...      1,542         --         --           --         1,542
Net due to (from) affiliates .......................     71,270      3,500    (74,770)          --            --
Stockholders' equity:
   Preferred Stock .................................         --         --         19           --            19
   Common and Class B Stock ........................          5         --        390           (5)          390
   Additional paid-in capital ......................     20,292     25,542    109,038      (45,834)      109,038
   Retained earnings ...............................    (36,265)   (31,937)     5,209       68,202         5,209
   Deferred compensation and treasury stock ........         --         --    (39,780)          --       (39,780)
   Accumulated other comprehensive loss ............       (907)      (794)    (1,697)       1,701        (1,697)
                                                       --------   --------   --------     --------      --------
Total stockholders' equity .........................    (16,875)    (7,189)    73,179       24,064        73,179
                                                       --------   --------   --------     --------      --------
Total liabilities and stockholders' equity .........   $266,443   $ 92,443   $ 39,326     $ 17,041      $415,253
                                                       ========   ========   ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                           -----------------------------------------------------------
                                                            FEDDERS
                                                             NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                            AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                           --------   --------   ---------   -----------   -----------
Net cash (used in) provided by operating activities ....   $  2,958   $  6,374    $(3,663)       $--        $  5,669
                                                           --------   --------    -------        ---        --------
Net additions to property, plant and equipment .........       (828)    (3,133)        --         --          (3,961)
Disposal of property, plant and equipment ..............         11         --        116         --             127
Acquisition of business, net of cash acquired ..........     (9,426)        --         --         --          (9,426)
                                                           --------   --------    -------        ---        --------
Net cash (used in) provided by investing activities ....    (10,243)    (3,133)       116         --         (13,260)
                                                           --------   --------    -------        ---        --------
Proceeds (repayments) of short-term notes ..............     12,822     (5,720)        --         --           7,102
Net repayments of long-term debt .......................     (1,286)       (84)        --         --          (1,370)
Cash dividends .........................................      6,305     (6,305)    (3,978)        --          (3,978)
Change in net due to (from) affiliate ..................     (5,581)       882      4,699         --              --
                                                           --------   --------    -------        ---        --------
Net cash provided by (used in) financing activities ....     12,260    (11,227)       721         --           1,754
                                                           --------   --------    -------        ---        --------
Net (decrease) increase in cash and cash equivalents ...      4,975     (7,986)    (2,826)        --          (5,837)
Cash and cash equivalents at beginning of period .......      2,778     14,529      5,476         --          22,783
                                                           --------   --------    -------        ---        --------
Cash and cash equivalents at end of period .............   $  7,753   $  6,543    $ 2,650        $--        $ 16,946
                                                           ========   ========    =======        ===        ========

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                           -----------------------------------------------------------
                                                            FEDDERS
                                                             NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                            AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                           ---------   -------   ---------   -----------   -----------
Net cash (used in) provided by operating activities ....   $  (1,703)  $ 2,145    $(5,388)       $--        $  (4,946)
                                                           ---------   -------    -------        ---        ---------
Net additions to property, plant and equipment .........      (1,542)   (2,547)       (50)        --           (4,139)
Disposal of property, plant and equipment ..............       1,243       308         --         --            1,551
Investment in joint venture ............................          --      (932)        --         --             (932)
                                                           ---------   -------    -------        ---        ---------
Net cash provided by (used in) investing activities ....        (299)   (3,171)       (50)        --           (3,520)
                                                           ---------   -------    -------        ---        ---------
Proceeds from short-term notes .........................          --     1,186         --         --            1,186
Net repayments of long-term debt .......................      (1,359)   (1,820)        --         --           (3,179)
Proceeds from stock options exercised ..................          --        --        110         --              110
Cash dividends .........................................          --        --     (5,769)        --           (5,769)
Net proceeds from issuance of 9 7/8% Senior Notes ......     150,245        --         --         --          150,245
Repayments of 9 3/8% Senior Subordinated Notes .........    (150,000)       --         --         --         (150,000)
Call premium and financing costs .......................     (10,356)       --         --         --          (10,356)
Costs of stock offerings ...............................          --        --       (224)        --             (224)
Proceeds from stock rights offering ....................          --        --     28,323         --           28,323
Change in net due to (from) affiliate ..................       8,262     1,112     (9,374)        --               --
                                                           ---------   -------    -------        ---        ---------
Net cash provided by (used in) financing activities ....      (3,208)      478     13,066         --           10,336
                                                           ---------   -------    -------        ---        ---------
Net (decrease) increase in cash and cash equivalents ...      (5,210)     (548)     7,628         --            1,870
Cash and cash equivalents at beginning of period .......      13,657     8,386         --         --           22,043
                                                           ---------   -------    -------        ---        ---------
Cash and cash equivalents at end of period .............   $   8,447   $ 7,838    $ 7,628        $--        $  23,913
                                                           =========   =======    =======        ===        =========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The historical condensed consolidating financial statements presented above include the following transactions:

     a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Overhead charges to FNA were approximately $2.0 million and $2.1 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, overhead charges to FNA amounted to approximately $9.1 million and $12.5 million, respectively.

     b) FNA's interest expense reflects actual interest charges on the 9 7/8% Senior Notes, 9 3/8% Senior Subordinated Notes, retired in April 2004, State of Illinois Promissory Note, Trion Industrial Revenue Bond, capital lease obligations and a revolving line of credit.

     c) FNA's depreciation and amortization for the three months ended September 30, 2005 and 2004 amounted to approximately $2.3 million and $1.5 million, respectively. Capital expenditures of FNA amounted to $0.2 million and $0.3 million in the three months ended September 30, 2005 and 2004, respectively.

     FNA's depreciation and amortization for the nine months ended September 30, 2005 and 2004 amounted to approximately $5.2 million and $4.7 million, respectively. Capital expenditures excluding acquisitions of FNA amounted to $0.8 million and $1.5 million in the nine months ended September 30, 2005 and 2004, respectively.

     d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

     e) The Company's stock option plans include FNA's employees.

     f) On October 25, 2005, FNA sold its non-core thermal management business, Melcor Corporation, to Laird Technologies, Inc. for $17.4 million in cash. Melcor's results of operations are reported as discontinued operations.

     g) On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc. ("Islandaire") for a combination of $9,550 in cash, 257,484 shares of Preferred Stock valued at $6,437, 100,000 shares of Common Stock valued at $310, and $32 of transaction costs, which primarily consisted of fees paid for appraisals, legal and accounting services. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization). Located in Ronkonkoma, New York, Islandaire, which is now known as Fedders Islandaire, Inc., manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels and motels, and in institutional buildings such as schools, offices, hospitals and nursing home. See Note 5.

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

ACQUISITIONS AND JOINT VENTURES

     We have pursued acquisitions, strategic alliances and joint ventures that complement or enhance our core air treatment business and generate overall corporate value. These activities have (1) been a critical factor in driving down costs by establishing our low-cost manufacturing base in Asia; (ii) provided access to new geographic markets through well-known local brand names, existing sales and distribution networks and experienced employees who are familiar with the local markets; and (iii) expanded our air treatment business through broadening product lines and extending distribution into commercial and industrial markets.

     In November, 2004, we acquired the Addison Products Division of Heat Controller, Inc., ("Addison") which manufactures and markets a broad line of air conditioning products, primarily serving commercial and institutional markets, and which now operates as Fedders Addison Company, Inc.

     In March, 2005, we acquired eighty percent of the stock of Islandaire, Inc. ("Islandaire"), which manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners and heat pumps, primarily for replacement applications in commercial and institutional markets and which now operates as Fedders Islandaire, Inc. The Company is obligated to acquire the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization).

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

RESULTS OF OPERATIONS

     The following table presents our results of continuing operations for the periods indicated. Results for the three months and nine months ended September 30, 2005 and 2004 are unaudited. Operating results for Melcor Corporation are disclosed as discontinued operations.

OPERATING RESULTS AS A PERCENT OF NET SALES FROM CONTINUING OPERATIONS

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                  ------------------   -------------------
                                                     2005      2004      2005       2004
                                                  --------   -------   --------   --------
Net sales .....................................    $63,110   $66,284   $258,740   $356,455

Gross profit ..................................       12.5%      9.8%      17.2%      15.3%
Selling, general and administrative expense ...       28.5      26.2       21.4       14.8
Operating income (loss) .......................      (20.3)    (16.4)      (5.2)       0.7
Net interest expense ..........................        8.7       7.2        6.4        4.2
Pre-tax income (loss) .........................      (30.1)    (22.5)     (11.4)      (5.6)

THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     Net sales for the three-month period ended September 30, 2005 decreased by 4.8% to $63.1 million compared with $66.3 million in the prior-year period. Net sales within the HVACR segment decreased by 10.4% during the period primarily because of increased inventory levels at customers of room air conditioners in key North American markets, caused by cooler-than-normal summer weather in 2004. Warm summer weather during 2005 significantly reduced inventory levels in distribution channels but did not result in additional sales to retail customers. This decrease in room air conditioner sales was partly offset by increased sales of commercial air conditioners from the Addison acquisition and to a lesser extent from the Islandaire acquisition. Sales in the

Engineered Products segment increased by 44.9% due primarily to industrial air cleaning projects in Asia.

     Gross profit grew to $7.9 million, or 12.5% of net sales, in the three-month period ended September 30, 2005, compared with $6.5 million, or 9.8% of net sales, in the prior-year period. Gross profit increased from a more favorable product mix and price increases that offset both material cost increases realized in 2004 and reduced VAT rebates on exports from China in 2004.

     Selling, general and administrative expenses ("SG&A") for the three-month period ended September 30, 2005 were $18.0 million, or 28.5% of net sales, compared with $17.3 million, or 26.2% of net sales, in the prior-year period. SG&A expenses were higher than the prior year as a result of $2.9 million in SG&A expenses from the acquired operations and $1.0 million in severance costs incurred to make operations more efficient, partly offset by reduced SG&A expenses in the Company's other HVACR and Engineered Products businesses.

     During the third quarter, the Company recognized $2.7 million in asset impairment charges from writing off fixed assets that became idle from the decision to outsource refurbishing of returned product in the HVACR segment.

     The operating loss for the three months ended September 30, 2005 was $12.8 million, or 20.3% of net sales, compared with an operating loss of $10.9 million, or 16.4% of net sales, in the prior-year period. The improvement in gross profit was more than offset by the non-cash asset impairment charge.

     Net interest expense increased in the three-month period ended September 30, 2005 to $5.5 million, or 8.7% of net sales, compared with $4.8 million, or 7.2% of net sales, in the prior-year period. Net interest expense was higher than prior year due to higher interest rates and more short-term borrowings during the current period.

     Based on SFAS No. 109, "Accounting for Income Taxes", the Company recorded a valuation allowance against deferred tax assets generated from the tax benefit related to losses in 2005. Accordingly, the reported effective tax rate reflects only provisions for foreign and state income taxes. Management believes the Company's deferred tax asset is appropriate in the near term.

     Net income from discontinued operations in the three-month period ended September 30, 2005 was $0.6 million compared with $0.3 million in the prior-year period.

     The net loss applicable to common stockholders in the three-month period ended September 30, 2005 was $19.5 million, or $0.63 loss per diluted common share. The net loss applicable to common stockholders in the prior-year period was $10.7 million, or $0.35 loss per diluted common share.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     Net sales for the nine-month period ended September 30, 2005 decreased by 27.4% to $ 258.7 million compared with $356.5 million in the prior-year period. Net sales within the HVACR reporting segment decreased by 30.2% during the period due primarily to increased inventory levels at customers of room air conditioners in key North American markets, caused by cooler than normal summer weather in 2004. Warm summer weather during 2005 significantly reduced inventory levels in distribution channels but did not result in additional sales to customers. This decrease in room air conditioner sales was partly offset by increased sales of commercial air conditioners resulting from the Addison acquisition and, to a lesser extent, the Islandaire acquisition. Sales in the Engineered Products reporting segment increased by 17.0% due primarily to industrial air cleaning projects in Asia.

     Gross profit declined to $44.6 million in the nine-month period ended September 30, 2005 compared with $54.7 million in the prior-year period. As a percent of net sales, gross profit increased to 17.2% during the period versus 15.3% in the prior-year period. Gross profit dollars declined as a result of lower sales volume. During the nine months ended September 30, 2005, the Company manufactured fewer room air conditioners than in the prior year to reduce inventory levels. Reduced production resulted in lower absorption of fixed overhead. Despite increased costs related to overhead absorption and inflationary pressures on raw materials, the gross profit margin as a percentage of net sales increased as a result of a more favorable product mix and pricing that offset both material cost increases realized in 2004 and reduced VAT rebates on exports from China in 2004.

     SG&A for the nine-month period ended September 30, 2005 were $55.3 million, or 21.4% of net sales, compared with $52.8 million, or 14.8% of net sales in the prior-year period. SG&A expenses were higher than the prior year as a result of $7.5 million SG&A expenses of the acquired operations and $1.1 million in severance costs incurred to make operations more efficient, offset partly by reductions in SG&A expenses in the Company's other HVACR and Engineered Products businesses.

     During the third quarter, the Company recognized $2.7 million in asset impairment charges from writing off fixed assets that became idle from discontinuing refurbishing returned product.

     Operating loss for the nine months ended September 30, 2005 was $13.4 million, or 5.2% of net sales, compared with operating income of $2.6 million, or 0.7% of net sales, in the prior-year period. The decrease reflects lower sales of room air conditioners in North America, offset in part by increased selling prices.

     Net interest expense increased in the nine-month period ended September 30, 2005 to $16.5 million, or 6.4% of net sales, compared with $14.9 million, or 4.2% of net sales, in the prior-year period. Net interest expense was higher than prior year due to higher interest rates and more short-term borrowings during the period.

     Based on SFAS No. 109, "Accounting for Income Taxes", the Company recorded a valuation allowance against deferred tax assets generated from the tax benefit related to losses in 2005. Accordingly, the reported effective tax rate reflects only provisions for foreign and state income taxes. Management believes the Company's deferred tax asset is appropriate in the near term.

     The Company recorded a loss on debt extinguishment of $8.1 million during the prior-year period to account for the early retirement of the Company's Senior Subordinated Notes due August, 2007 and issuance of new Senior Notes due March, 2014. The charge consisted of $4.9 million of call premiums required to be paid to note holders and $3.2 million for the write-off of the unamortized debt discount.

     Net income from discontinued operations in the nine-month period ended September 30, 2005 was $1.9 million compared with $0.8 million in the prior-year period.

     Net loss applicable to common stockholders in the nine-month period ended September 30, 2005 was $31.1 million, or $1.02 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was $15.6 million, or $0.51 loss per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $16.9 million at September 30, 2005 compared with $23.9 million a year earlier. Short-term borrowings under the Company's working capital credit facilities amounted to $66.4 million at September 30, 2005 compared with $31.6 million a year earlier.

     The Company generated $5.7 million in cash from operating activities in the first nine months of 2005, primarily as a result of a $50.3 million decrease in inventories from December, 2004. The cash benefit from inventories was partly offset by a $22.7 million increase in receivables, a net loss of $27.8 million, and a $4.7 million reduction in payables. As was previously discussed, inventory levels were high at the end of 2004 due to the unusually cool summer months which dampened sales that year. The unfavorable sales impact continued in 2005 due to product still in the distribution pipeline. In 2005, management focused on reducing inventory levels and balanced production with inventory targets. In 2004, the Company used $4.9 million in cash from operating activities over the nine-month period of 2004.

     Net cash used in investing activities for the nine-month period ended September 30, 2005 amounted to $13.3 million, of which $9.4 million was for the Islandaire acquisition and $4.0 million for capital expenditures, primarily for a research and design center in Qingpu, China. In 2004, net cash used in investing activities was $3.5 million, primarily for capital expenditures to support expansion of production capacity in China which was partially offset by $1.6 million of proceeds from the sale of a building and equipment. The Company also issued 257,484 shares of Preferred Stock and 100,000 shares of Common Stock for the Islandaire acquisition.

     Net cash provided by financing activities in the nine-month period ended September 30, 2005 was $1.8 million, consisting primarily of $7.1 million in short-term borrowings which were used to support operating needs, partly offset by $4.0 million of cash dividends and $1.4 million of long-term debt repayments Net cash provided by financing activities in the prior-year period was $10.3 million and consisted primarily of $28.3 million of proceeds from stock rights exercised and $1.2 million in short-term borrowings to support production in Asia, partly offset by $5.8 million of cash dividends, $10.4 million of call premium and deferred financing charges, and the repayment of $3.2 million of long-term debt.

     The Company declared dividends of $0.06 on each share outstanding of Common and Class B Stock in the nine months ended September 30, 2005. In the prior-year nine-month period, the Company declared dividends of $0.09 on each share outstanding of Common and Class B Stock. The Company declared dividends of $1.076 and $1.614 on each share outstanding of Preferred Stock in the nine months ended September 30, 2005 and 2004, respectively. The Company's First Supplemental Indenture (note 13) executed in September, 2005 limits the Company from making any dividend payments without sufficient consolidated net income beginning January 1, 2006.

     The Company's $100 million revolving credit facility expires on February 1, 2006. The Company plans to renew this facility.

     Senior Notes bearing interest at 9 7/8% with an aggregate $155.0 million principal amount maturing in 2014 were issued during 2004 to refinance $150.0 million principal amount outstanding of 9 3/8% Senior Notes due in 2007.

     As a result of the delay in filing the Annual Report on Form 10-K, this Quarterly Report on Form 10-Q for the period ended September 30, 2005 could not be completed and timely filed. In addition, on April 14, 2005, Deloitte & Touche LLP informed the Company that it would not stand for reappointment as the Company's independent registered public accounting firm for the year ending December 31, 2005 or for any of the quarterly reporting periods in 2005, and the Company could not engage a new independent registered public accounting firm until after the filing of the Form 10-K. The delayed filings resulted in defaults under provisions of the Company's primary credit facility and of the Indenture related to its 9 7/8% Senior Notes due 2014. The Company has received waivers of the default under the Indenture and from its lender under the credit facility. During the Waiver Period, the Company will pay an additional 100 basis points of interest on the Senior Notes.

     In 2004, the Company incurred operating losses and used cash for operations as well as for investments that required greater short-term borrowing. To reduce costs and enhance liquidity in 2005, management identified up to $20 million in annual savings from consolidating operations from Longview, Texas into its Orlando, Florida operation; consolidating operations from Albuquerque, New Mexico into its Sanford, North Carolina operations; and consolidating operations from its plant in Nanjing, China into Company facilities in Shanghai and Ningbo, China. A significant portion of these actions will be completed in 2005. On October 25, 2005, the Company sold Melcor Corporation, its thermal management subsidiary, for $17.4 million. The Company has also offered for sale its facility and 182 acres of development property in Walkersville, Maryland. Because an auction of the Maryland facility and property did not receive acceptable offers, the Company will be retaining a national broker to market this asset.

     Management believes that through existing operations, as well as the steps outlined above, the Company's existing and future sources of cash, anticipated future earnings, and short-term borrowing capacity are adequate to meet the demands of its operations and its short and long-term credit requirements. In addition, the Company believes it will be able to secure a revolving credit facility upon the February, 2006 expiration of its current revolving credit facility with Wachovia Bank, NA.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The only activity subject to market risk in which the Company engages is hedging exchange rates. From time to time we engage in hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure that any hedging transactions we enter into will be effective or will not result in foreign exchange hedging loss. The impact of exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

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

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     In connection with the preparation of the Company's 2004 Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2004 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The material weaknesses identified by the Company were disclosed in its 2004 Annual Report on Form 10-K which was filed with the SEC on September 30, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were not effective.

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

                            PART II OTHER INFORMATION

ITEM 3A. DEFAULTS ON SENIOR SECURITIES

     On June 24, 2005, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Notes due 2014 (the "Senior Notes") were issued (the "Indenture") requiring the Company to file timely a Form 10-K for the year ended December 31, 2004 and its Forms 10-Q for 2005. This delay in filing the Form 10-K and Forms 10-Q also resulted in a default under FNA's agreement with Wachovia Bank, NA (the "Senior Lender").

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

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  18.1    Letter re change in accounting principles
  31.1    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDDERS CORPORATION


                                                 By: /s/ ROBERT L. LAURENT, JR.
                                                     --------------------------
                                                     Chief Financial Officer

     Signing both in his capacity as Executive Vice President, Finance and Acquisitions and Chief Financial Officer and on behalf of the registrant.

December 30, 2005