Form 10-K/A
period 2004-12-31
FEDDERS CORP /DE
filed 2006-01-10
CIK 744106

                                                                               .
                                                                               .
                                                                               .

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
                                 (908) 604-8686

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
           --------------------        -----------------------------------------
        Common Stock, $.01 par value          New York Stock Exchange, Inc.
        Series A Cumulative Preferred         New York Stock Exchange, Inc.
            Stock, $.01 par value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

      Indicate by check mark it the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]


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

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

Explanatory Note

      This amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the "SEC") on September 30, 2005 (the "Form 10-K") in response to a limited review of the Original Filing made by the staff of the SEC. The Company has amended the Form 10-K to:

1. disclose the dollar amount of backlog orders believed to be firm, as of a more recent date and as of a comparable date in the preceding fiscal year, together with an indication of the portion thereof not reasonably expected to be filled within the current fiscal year in accordance with Item 101(c)(viii);

2. expand disclosure with respect to management's assessment of internal control over financial reporting and provide detailed disclosure on the Company's remediation efforts to address the identified material weaknesses in internal control over financial reporting;

3. amend 302 certifications to conform wording to language provided in Item 601 (31) of Regulation S-K;


Except as described above, no other changes have been made to the original filing. This Amendment continues to speak as of the date of the original filing, and the Registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the original filing.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
Item 1.   Business.......................................................
                                     PART II
Item 9A.  Controls and Procedures........................................
                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules........................

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

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company has two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. See Note 8 of the Notes to Consolidated Financial Statements.

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

SEASONALITY OF BUSINESS

      The Company is succeeding with its strategy to diversify sales and earnings; however, results of operations and financial condition are currently principally dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Seasonally low volume sales are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

      Information with respect to the Company's warranty and defective return policy is provided in Note 1 of the Notes to Consolidated Financial Statements.

      See also the information entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

      The backlog for the Company's products as of December 31, 2005, was $99.7 million, an increase of 28.8% over December 31, 2004. The increase reflects reduced inventory levels throughout channels of distribution following the warmer summer in 2005, and increased orders related to commercial and industrial products.

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

      Management initially reported to the Audit Committee of the Company's Board of Directors that its assessment of the effectiveness of internal control over financial reporting was completed on April 15, 2005. Management subsequently determined as a result of discussions with Deloitte & Touche LLP, the Company's independent registered public accounting firm ("Deloitte"), that its assessment was, in fact, not complete under the COSO criteria. Management's April 15, 2005 report identified three material weaknesses, as well as a number of significant deficiencies, in its internal control over financial reporting.

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

      As a result of management's incomplete assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, Deloitte was unable to perform auditing procedures necessary to form an opinion on management's assessment and did not express an opinion on management's assessment and expressed an adverse opinion on the effectiveness of internal control over financial reporting.

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

      We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and have issued our reports (not presented herein) dated September 30, 2005, that express an unqualified opinion on those financial statements and financial statement schedule (which report on the consolidated financial statements includes an explanatory paragraph relating to the restatement discussed in Note 1).

/s/ Deloitte & Touche LLP
------------------------------------------------------------

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

The Company has very recently engaged new auditors, UHY LLP, because Deloitte & Touche elected not to stand for reappointment in 2005. The Company is in the process of remediation of the identified material weaknesses.

As of the date of this filing, the Company's remediation include the following:

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

         STEPS TAKEN TO DATE:

         a.)      A Corporate Controller was hired with a strong background and expertise in Generally Accepted Accounting Principles and in
                  SEC financial reporting.
         b.)      The Internal Audit Department was strengthened and expanded
         c.)      The Company engaged GR Consulting Group to assist in the
                  remediation of material weaknesses.
         d.)      Internal controls for taxes have been documented and
                  remediated with the assistance of a consultant.
         e.)      A change management software package (ECORA) was purchased and implemented to aid in the assessment of general computer controls.
         f.)      During 2005, significant training has taken place for the
                  financial staff.
         g.)      A company-wide risk assessment was completed in April 2005. It is being updated during 2005 based on key controls.
         h.)      The documentation and testing of key controls is in progress.
                  The company expects to complete the testing early in 2006.


     1. Controls over the selection and application of accounting principles generally accepted in the United States of America to resolve non-routine or complex accounting matters are ineffective as a result of inadequate resources and technical accounting expertise, along with a lack of appropriate training.

         STEPS TAKEN TO DATE:

         a.) A Corporate Controller was hired with a strong background and expertise in Generally Accepted Accounting Principles and in SEC financial reporting.
         b.) The Company has retained a public accounting firm, JH Cohn, for advice on GAAP and SEC financial reporting issues.
         c.) The Company has identified areas where technical expertise needed improvement and training has been provided.

     2. The design and operation of controls over the financial closing and reporting process are ineffective as a result of the lack of timely preparation of account analyses and reconciliations, a lack of appropriate review of account reconciliations and supporting analyses, errors in account balance classifications, and inadequate controls over spreadsheet preparation.

         STEPS TAKEN TO DATE:

         a) A detailed schedule of due dates was established that includes dates for key account analyses and reconciliations for which a sign off by an appropriate reviewer is required. The schedule takes into consideration, financial statement filing requirements, and requires that key analysis to be done in a timely manner, while best utilizing accounting resources available.
         b) During 2005, all spreadsheets with a financial impact are being identified, internal controls related to the spreadsheets evaluated and strengthened where required.

     3. Controls over the process for recording and approving journal entries were inadequate as a result of a lack of appropriate evidence of review and approval, and a lack of adequate documentation and support.

         STEPS TAKEN TO DATE:

         a.) A policy has been instituted requiring the review and approval of manual journal entries prior to being recorded as well as the quarterly testing of manual entries.

     4. Controls over the segregation of duties were inadequate due to an inadequate level of accounting and finance resources.

         STEPS TAKEN TO DATE:

         a.) The company has identified the segregation of duties deficiencies, where an effective compensating control does not exist, and assigned the corrective action for management oversight. Remediation for these deficiencies is expected to be complete and tested early in 2006.

     5. Controls over the recording of product revenues were not effective with respect to estimating a provision for returns of seasonal product and the proper cut-off of revenue with respect to a non-routine revenue transaction.

         STEPS TAKEN TO DATE:

         a.) The Company instituted a change in its accounting policy regarding its provision for sales allowances and returns. The change relates to certain significant customers of room air conditioners, whereby the company now has a process of estimating potential end of season returns based upon a review of customer inventory levels, taking into account actual and expected sell-through of product during the summer season.
         b.) In addition, the quarterly certification that is required from all Controllers and General Managers was expanded to include a specific item on revenue recognition.

     6. The design and operation of controls over the valuation of inventory reserves for the following: refurbishments, shrinkage, manufacturing variances, and inter-company profit; were ineffective as a result of a lack of effective supervisory controls over the monitoring and review of these inventory reserves.

         STEPS TAKEN TO DATE:

         a.) This material weakness was specifically related to the Company's Appliances and Unitary Products businesses domestically, and, it's Nanjing, China facility. The detailed schedule of due dates for key reconciliations and account analysis implemented during 2005, requires inventory reserves at all locations, including the locations specified, be analyzed and valued each quarter.
         b.) During 2005, the Corporate Controller is reviewing, and approving the calculation.

     7. Controls over the recording and reconciliation of property, plant and equipment at certain domestic businesses were ineffective as a result of a lack of timely and effective reconciliation of the fixed asset subsidiary ledgers to the general ledger.

         STEPS TAKEN TO DATE:

         a.) Under the schedule of required analysis and due dates, fixed asset subsidiary ledgers are required to be reconciled to the general ledger each quarter.
         b.) During 2005, the Corporate Controller is reviewing, and approving the reconciliation.

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

     (a) 2.  Financial Statement Schedule

Consolidated Schedule as of and for the fiscal year ended
  December 31, 2004, four months ended December 31, 2003 and for the fiscal years ended August 31, 2003 and 2002
II. Valuation and Qualifying Accounts.......................         F-45

     All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

     (a) 3.  Exhibits

 (3)  (i)   Restated Certificate of Incorporation of the Company filed as Exhibit (A) to Annex (A) of the Company's Proxy
            Statement/Prospectus dated January 9, 2002 and incorporated herein by reference.
      (ii)  By-Laws of the Company, filed as Exhibit 3 (ii) to the
            Company's Annual Report on Form 10-K for fiscal year ended
            August 31, 2002, and incorporated herein by reference.
 (4)  (i)   Registration statement on Form S-4 filed with the Securities and Exchange Commission on May 28, 2004 and incorporated
            herein by reference.
      (ii)  First Supplemental Indenture and Waiver dated September 13,
            2005, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 14, 2005 and incorporated herein by reference.
(10)  (i)   Stock Option Plan VIII, filed as Annex F to the Company's
            Proxy Statement -- Prospectus dated May 10, 1996 and
            incorporated herein by reference.
      (ii)  Employment Agreement between the Company and Sal Giordano,
            Jr. effective December 14, 2001, filed as Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference.
(21)        Subsidiaries incorporated by reference to Annual Report on Form
            10-K for fiscal year ended December 31, 2004.
(23)        Consent of Deloitte & Touche LLP.
(31.1)      Certification pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.
(31.2)      Certification pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.
(32.1)      Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.
(32.2)      Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

                                                                    EXHIBIT 31.1

                                 CERTIFICATIONS

I, Sal Giordano, Jr., certify that:

      1.    I have reviewed this annual report on Form 10-K of Fedders
            Corporation;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                          /s/      SAL GIORDANO, JR.
                                          --------------------------------------
                                                   Sal Giordano, Jr.
                                                Chief Executive Officer

Date: September 30, 2005

                                                                    EXHIBIT 31.2

                                 CERTIFICATIONS

I, Robert L. Laurent, Jr., certify that:

      1.    I have reviewed this annual report on Form 10-K of Fedders
            Corporation;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                             /s/     ROBERT L. LAURENT, JR.
                                          --------------------------------------
                                                 Robert L. Laurent, Jr.
                                                 Chief Financial Officer

Date: September 30, 2005

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          FEDDERS CORPORATION

                                          By     /s/ ROBERT L. LAURENT, JR.
                                             -----------------------------------
                                                   Robert L. Laurent, Jr.
                                                  Executive Vice President,
                                                  Finance and Acquisitions
                                                 and Chief Financial Officer

January 9, 2006
                                       20