Form 10-K
period 2005-12-31
FEDDERS CORP /DE
filed 2006-03-31
CIK 744106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
         Common Stock, $.01 par value                  New York Stock Exchange, Inc.
Series A Cumulative Preferred Stock, $.01 par          New York Stock Exchange, Inc.
                    value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]     No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.  Yes [ ]     No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No [X]

     The approximate aggregate market value (based upon the $2.20 closing price on the New York Stock Exchange) of common equity held by non-affiliates of the Registrant as of June 30, 2005 was $50,021,569. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

     As of the close of business on March 1, 2006, there were outstanding 28,395,107 shares of the Registrant's Common Stock and 2,492,401 shares of its Class B Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement, to be filed in connection with the Company's annual meeting of stockholders, to be held on June 20, 2006, are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FEDDERS CORPORATION

                            FORM 10-K ANNUAL REPORT
                      JANUARY 1, 2005 TO DECEMBER 31, 2005

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                            PART I
Item 1.          Business....................................................     3
Item 1A.         Risk Factors................................................     7
Item 1B.         Unresolved Staff Comments...................................    10
Item 2.          Properties..................................................    10
Item 3.          Legal Proceedings...........................................    11
Item 4.          Submission of Matters to a Vote of Security Holders.........    11

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................    13
Item 6.          Selected Financial Data.....................................    14
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    18
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................    28
Item 8.          Financial Statements and Supplementary Data.................    28
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................    28
Item 9A.         Controls and Procedures.....................................    29
Item 9B.         Other Information...........................................    37

                                      PART III
Item 10.         Directors and Executive Officers of the Registrant..........    38
Item 11.         Executive Compensation......................................    38
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................    38
Item 13.         Certain Relationships and Related Transactions..............    38
Item 14.         Principal Accountant Fees and Services......................    38

                                      PART IV
Item 15.         Exhibits and Financial Statement Schedules..................    39

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     Fedders Corporation is a leading global producer and marketer of air treatment products for the residential, commercial and industrial markets. Our products include a wide range of residential and commercial heating and cooling products, air cleaners, dehumidifiers and humidifiers. The Company was established more than 100 years ago and has been in the air treatment business for more than 50 years.

     The Company continues its efforts to improve profitability by focusing on those products and customers that generate sales at higher margins. At the same time, the Company is implementing a number of programs to improve manufacturing efficiency and productivity and to reduce costs. Activities in 2005 included:

     - On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc., now known as Fedders Islandaire, Inc. Fedders Islandaire manufactures and markets specialized through-the-wall packaged terminal air conditioners and heat pumps. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years.

     - The Company implemented a restructuring program to improve manufacturing efficiency and productivity and to significantly reduce costs which, among other actions, included:

     - Closed one air conditioner manufacturing facility in Nanjing, China and consolidated that operation into two existing Company facilities in Shanghai and Ningbo, China.

     - Consolidated air conditioner manufacturing from the Longview, Texas facility into the Fedders Addison facility in Orlando, Florida.

     - Closed the Albuquerque, New Mexico facility and consolidated that operation into existing Company facilities in Sanford, North Carolina and Suzhou, China.

     - Ceased manufacturing and refurbishing of room air conditioners in Effingham, Illinois, and consolidated several Company and third-party warehouses in North America into the Effingham facility.

     - Changed the Company focus in China to expanding high-end residential and commercial/industrial markets and discontinued sales of low-end room air conditioners.

     Unless otherwise indicated, all references herein to "we", "our", "Fedders", the "Company", or the "Registrant" include Fedders Corporation and its principal operating subsidiaries. The discussion included herein reflects the Company's operations during 2005.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company has two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. See Note 8 of the Notes to Consolidated Financial Statements.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     The Company is a leading global producer and marketer of air treatment products for the residential, commercial and industrial markets. Our products include air conditioners, furnaces, air cleaners, dehumidifiers and humidifiers. We are a low-cost producer of high quality products due, in part, to our Asian manufacturing base and our continuous cost-reduction programs through product design and manufacturing processes.

HVACR

  PRODUCTS

     The HVACR segment designs, manufactures and markets air conditioners, including window units, ducted central air conditioners, heat pumps, gas furnaces, ductless split and multi-split systems, through-the-wall, portable, and packaged unit air conditioners, residential humidifiers, dehumidifiers and air cleaners.

  MARKETS

     The Company's consumer products are sold globally, primarily by the Company's salaried sales force, directly to retailers, including regional, national and multi-national retailers, and to original equipment manufacturers. Residential and commercial products are primarily sold to wholesale distributors, contractors and original equipment manufacturers by our salaried sales force and through a network of manufacturers' representatives.

  PRODUCTION

     The Company currently manufactures air conditioners in Orlando, Florida; East Setauket, New York; Ningbo and Shanghai, China; Dadra, India; and Manila, Philippines.

  SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal raw materials used for production are steel, copper and aluminum. The Company also purchases certain components used in its products, including compressors, motors, thermostats and electrical controls, from other manufacturers. The Company is not dependent on any single supplier for its raw materials and components as inputs are readily available from several suppliers. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

ENGINEERED PRODUCTS

  PRODUCTS

     The Engineered Products segment designs, manufactures and markets products for commercial and industrial indoor air quality around the world. These products include electronic air cleaners, fan filters, media filters and humidification systems.

  MARKETS

     Engineered Products are primarily sold through manufacturers' representatives, distributors and directly to end-users.

  PRODUCTION

     The Company produces air cleaning products, cleanroom products and humidifiers in Sanford, North Carolina and Suzhou, China.

  SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal raw materials used for production are steel, aluminum and filter paper. The Company also purchases certain components used in its products, such as motors and electrical controls, from other manufacturers. The Company is not dependent on any single supplier for its raw materials and components as inputs are readily available from several suppliers. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

SEASONALITY OF BUSINESS

     The Company is succeeding with its strategy to diversify sales and earnings. As a result, the Company's results of operations and financial condition are now less dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Currently, seasonally low-volume sales are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     See also the discussion under "Working Capital Practices".

WORKING CAPITAL PRACTICES

     The Company regularly reviews working capital needs with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Sales currently peak in the period from March through June and production is weighted towards the selling season. Accordingly, the greatest use of credit lines occurs early in the calendar year. Cash balances peak in the third quarter.

     See also the information entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

BACKLOG

     The backlog for the Company's products as of December 31, 2005 was $99.3 million, an increase of 32.1% over the backlog of $75.2 million at December 31, 2004. The 2005 backlog is expected to be fulfilled within one year. The increase reflects the clearing of distribution channels of product following the warmer summer in 2005, and increased orders related to the Islandaire business.

     The backlog for the Company's products as of December 31, 2004 decreased by 41.3% from December 31, 2003. This decrease reflected lower orders of room air conditioners as a result of higher inventory levels throughout distribution channels following the un-seasonally cool summer of 2004 in key North American markets, offset in part by increased backlog in other products.

QUALITY ASSURANCE

     One of the key elements of the Company's strategy is a commitment to a single, worldwide standard of quality. All of the Company's principal manufacturing facilities have received the highest level of quality certification (ISO 9000 series) from the International Standards Organization for their quality management systems. The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility. The same level of quality will be required at all of the Company's manufacturing facilities.

PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS HELD

     The Company owns a number of trademarks, and licenses the name MAYTAG from Maytag Corporation for use on air conditioners and dehumidifiers. While the Company believes that its trademarks, such as FEDDERS, ADDISON, EMERSON QUIET KOOL, AIRTEMP, TRION, SUN, KOPPEL, EUBANK, POLENZ and MAC-10, and the trademark MAYTAG, are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.

COMPETITION

     Domestically, our competitors include a number of foreign and domestic manufacturers of room air conditioners and appliances, including Whirlpool Corporation, Frigidaire Company, Matsushita Electric

Industrial Co., Ltd., LG Corporation and Haier. In the central air conditioner market, competitors include Carrier Corporation, Trane, York International Corporation, Lennox Industries Inc., Goodman Manufacturing Company and Nordyne, Inc. All of the markets in which the Company does business are very competitive. Many of these competitors are larger and have greater resources than the Company. The Company competes principally on the basis of quality, price and its ability to deliver products and services to its customers on an accurate-response basis. We believe that we compete effectively by using a multiple-brand strategy and by providing competitively priced, high-quality products.

     Internationally, competitors vary depending on the market. Some markets, such as China, are served by many local manufacturers. Other markets are dominated by foreign manufacturers of air conditioners and electronics products, including Matsushita Electric Industrial Co., Ltd., Carrier-Toshiba Corporation, Hitachi, Ltd., Mitsubishi Electric Corporation and Sanyo Electric Trading Co., Ltd. We believe that we can compete effectively by using a strategy of manufacturing high quality, low-cost air treatment products utilizing our global sourcing network.

RESEARCH AND DEVELOPMENT

     The Company's product development activities include ongoing research and development programs to redesign existing products, reduce manufacturing costs, increase product efficiencies and create new products. In the years ended December 31, 2005 and 2004, four months ended December 31, 2003, and year ended August 31, 2003, the Company spent approximately $8.7 million, $9.6 million, $2.8 million and $8.9 million, respectively, on research and development. Research and development expenditures are included within selling, general and administrative expense. During 2005, the Company's primary capital expenditures related to opening a new 92,000 square foot research & development center in Qingpu, China which will increase development output.

ENVIRONMENTAL PROTECTION

     The Company's operations are subject to various United States (federal and state) and foreign environmental statutes and regulations, including laws and regulations dealing with storage, treatment, discharge and disposal of hazardous materials, substances and wastes, and that affect the production of chemical refrigerants used in the operation of some of the Company's products. The refrigerant used in room air conditioners is a hydrochloroflurocarbon (HCFC) that is to be phased out of use in new products on January 1, 2010 in the United States. Chemical producers have developed environmentally acceptable alternative refrigerants for use in room air conditioners. The Company is currently supplying products using alternative refrigerants in certain markets where they are required. The Company has the capability to produce product using three different refrigerants and anticipates no significant capital expenditures to meet the 2010 timetable in the United States.

     The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company did not make capital expenditures on environmental matters during the fiscal year ended December 31, 2005 that are material to its total capital expenditures, earnings and competitive position and does not anticipate making material capital expenditures on environmental items in the fiscal year ending December 31, 2006.

EMPLOYEES

     The Company has approximately 1,756 employees worldwide, of which approximately 94 are covered by collective bargaining agreements. During our peak manufacturing period, we employ an additional 1,125 seasonal, temporary workers. The Company considers its relations with its employees to be generally satisfactory.

FOREIGN OPERATIONS

     Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions and exchange rate fluctuations.

     Through certain subsidiary companies and joint venture agreements, the Company has operations in a number of countries, including China, India, Germany, the United Kingdom, and the Philippines. Approximately 68% of the Company's sales are products produced in China.

     The Company's foreign operations, at times, may be adversely affected by changes in government policies such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports and sources of supply, duties or tariffs, the introduction of additional measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion, remittances abroad and the expropriation of private enterprise. In addition, policy concerns particular to the United States, with respect to a country in which the Company has operations, could adversely affect the Company's operations in that country. During the year ended December 31, 2005, none of these conditions materially affected the Company's business or operations.

     The Company monitors its operations with a view to minimizing the impact on its foreign investments and overall business that could arise as a result of the risks inherent in maintaining operations in foreign countries as described above.

WEBSITE ACCESS TO REPORTS

     Fedders makes available on its website the charters of its Board Committees, its Corporate Governance Guidelines and its Code of Business Conduct and Ethics. Copies of SEC reports and other documents are also available, without charge, from Investor Relations, Fedders Corporation, 505 Martinsville Road, Liberty Corner, New Jersey 07938; by sending an email to InvestorRelations@Fedders.com; or by calling (908) 604-8686. The Company does not post its Forms 10-K, 10-Q or 8-K on its website, as these reports are available upon request and are also publicly available on the SEC's website, as indicated below. Information on our website does not constitute part of this report. Additionally, the Company's filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC's website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

ITEM 1A. RISK FACTORS

  OUR BUSINESS CAN BE ADVERSELY AFFECTED BY AN ECONOMIC DOWNTURN.

     Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States could materially affect our financial condition and results of operations. In our business, a decline in economic activity, as a result of cyclical or other factors, typically results in a decline in purchases of our products, which would result in a decrease in our sales volume and profitability.

  COOLER THAN NORMAL SUMMERS MAY DEPRESS OUR SALES.

     Demand for our products is strongly affected by the weather. Hotter than normal summers generate strong demand for our air conditioning products. Conversely, cooler than normal summers depress our sales. Because a high percentage of our overhead and operating expenses is relatively fixed throughout the year, operating earnings and net earnings tend to be lower in quarters with lower sales. Variations in demand could have a material adverse effect on the timing of our cash flows and therefore our ability to service our obligations with respect to our indebtedness, including the notes.

  WE MAY INCUR MATERIAL COSTS AS A RESULT OF WARRANTY AND PRODUCT LIABILITY CLAIMS, WHICH WOULD NEGATIVELY AFFECT OUR PROFITABILITY.

     The development, manufacture, sale and use of our products involve a risk of warranty and product liability claims. Our product liability insurance policies have limits that, if exceeded, may result in material costs that would have an adverse effect on our future profitability. In addition, warranty claims are not covered by our product liability insurance and there may be types of product liability claims that are also not covered by our product liability insurance.

  WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE HVACR BUSINESS.

     Competition in our various markets could cause us to reduce our prices or lose market share, or could negatively affect our cash flow, which could have an adverse effect on our future financial results. Substantially all of the markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies and an increasing emphasis on the development of more energy efficient HVACR products. Moreover, new product introductions are an important factor in the market categories in which our products compete. Several of our competitors have greater financial and other resources than we have, allowing them to invest in more extensive research and development. We may not be able to compete successfully against current and future competition, and we cannot be assured that the current and future competitive pressures faced by us will not materially adversely affect our business and results of operations.

  CURRENTLY, OUR BUSINESS DEPENDS ON OUR RELATIONSHIPS WITH A LIMITED NUMBER OF LARGE CUSTOMERS.

     In fiscal 2005, 2004 and 2003, two customers accounted for 35%, 50%, and 49%, respectively, of net sales. One of these customers was The Home Depot. The Company expects this percentage to continue to decline because the Company discontinued selling room air conditioners to The Home Depot retail stores in the United States due to low margins and high working capital requirements. While we have done business with most of our principal customers for a number of years, agreements with principal customers are reached annually and are based on purchase orders. We cannot assure you that sales to principal customers will continue at current levels. Further, continuation of the relationships depends on the customers' satisfaction with the price, quality and delivery of our products. The loss of, or a reduction in purchase levels by, a significant customer could have a material adverse effect on our business.

  OUR WORKING CAPITAL REQUIREMENTS FLUCTUATE BECAUSE OF THE SEASONAL NATURE OF OUR BUSINESS. UNAVAILABILITY OF REQUIRED WORKING CAPITAL COULD ADVERSELY AFFECT US.

     Because of the seasonal nature of our business, our working capital requirements are significantly higher at certain times of the year. Additional working capital may not be available on satisfactory terms. Unavailability of required working capital could have a material adverse effect on our business and operating results.

  OUR LOSS OF CERTAIN KEY MEMBERS OF MANAGEMENT OR INABILITY TO ATTRACT OTHER QUALIFIED PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS PROSPECTS.

     We believe that our performance has been and will continue to be dependent upon the efforts of our principal executive officers. Although we have designed incentive and compensation programs to retain key employees, including options to purchase our stock, we cannot assure you that our principal executive officers will continue to be available. Mr. Sal Giordano, Jr., Chairman and CEO of Fedders Corporation is the only principal executive officer with an employment agreement, the term of which expires on September 30, 2006. The loss of some or all of these principal executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

  THE UNAVAILABILITY OF AND FLUCTUATION IN THE COST OF RAW MATERIALS COULD ADVERSELY AFFECT OUR FUTURE RESULTS.

     Our operations are dependent on the supply of various raw materials, including steel, copper and aluminum, from domestic and foreign suppliers. We obtain substantially all of our supply of steel, copper and aluminum under purchase orders rather than long-term supply contracts. Supply interruptions or cost increases which we are unable to pass on to our customers could adversely affect our future operating results.

  WE ARE SUBJECT TO VARIOUS REGULATORY LAWS THAT AFFECT OUR BUSINESS AND
  PRODUCTS.

     We are subject to various federal, state and local laws affecting our business. Air conditioners are subject to regulations providing for minimum energy efficiency rating requirements. A combination of an efficient compressor and the design of the air conditioning system using the compressor is needed to achieve the required ratings. The required efficiency levels may be changed by the relevant regulatory authority. Any future changes in required efficiency levels or other government regulations could adversely affect our industry and our business.

  EXPOSURE TO ENVIRONMENTAL LIABILITIES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Current or future environmental laws could adversely affect our future profitability. We are subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous materials and the cleanup of contaminated sites. These laws and regulations could impose liability for remediation costs and often result in civil or criminal penalties in cases of non-compliance. In addition, liability for cleanup costs under certain environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, or the federal Superfund law), can be imposed retroactively and without regard to the lawfulness of our conduct. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.

  OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS INHERENT IN SUCH ACTIVITIES.

     We have dedicated resources to participate in the international market by establishing operations in a number of countries. Through Fedders International, Inc., we have operations in a number of countries, including China, India, Germany, the United Kingdom and the Philippines. Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions, exchange rate fluctuations, logistical and communication challenges, burdensome costs of complying with a variety of foreign laws, greater difficulties in protecting intellectual property and general economic conditions in these foreign markets.

     Our international operations may be adversely affected by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports and sources of supply, duties or tariffs, the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of restrictions on currency conversion and remittances abroad and the expropriation of private enterprise. In addition, policy concerns particular to the United States with respect to a country in which we have operations could adversely affect our operations in that country.

     A significant portion of our net sales and costs are denominated in foreign currencies, including the Chinese yuan, and, to a lesser extent, the Canadian dollar, the euro, the Philippine peso and the Indian rupee. As a result, changes in exchange rates of these foreign currencies to the U.S. dollar will affect our sales, cost of sales and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. In the future, we may engage in exchange rate-hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot be assured that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging loss.

  WE MAY BE UNABLE TO REALIZE THE EXPECTED COST SAVINGS FROM OUR RESTRUCTURING INITIATIVES.

     Our ability to compete effectively depends in part on our ability to control or reduce our cost structure and increase the efficiency of our manufacturing processes. Although we have implemented several restructuring initiatives, including the relocation of manufacturing facilities, and have others that we may implement in the future, there is inherent risk related to relocation of manufacturing facilities, including disruption of business operations, inability to meet customer demand, higher costs than anticipated, environmental issues associated with closed facilities and a failure to complete these initiatives in the time frames contemplated.

     We cannot be assured that our past or future restructuring initiatives will achieve the full expected benefits of the cost savings or revenue enhancements within the expected time frame or at all. The cost savings may be offset by costs incurred in restructuring our operations, as well as by increases in other expenses unrelated to the restructuring.

  WE MAY BE UNABLE TO MAINTAIN OUR LISTING ON THE NEW YORK STOCK EXCHANGE.

     On February 6, 2006, the New York Stock Exchange ("NYSE") notified Fedders that the Company is currently not in compliance with the NYSE's continuing listing standards. The Company is considered "below criteria" by the NYSE since, over a 30-day trading period, the Company's average global market capitalization was less than $75 million as of January 30, 2006 and the Company's stockholders' equity was less than $75 million reported in its third quarter Form 10-Q. Only one of these has to be satisfied. In accordance with NYSE rules, the Company submitted a business plan to the NYSE that demonstrates planned compliance with NYSE listing standards within 18 months. We cannot be assured that the NYSE will accept this plan or that the plan will be achieved.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     The Company owns or leases the following primary facilities:

                                                                                        APPROXIMATE
                                                                                        SQUARE FEET
LOCATION                                                PRINCIPAL FUNCTIONS            OF FLOOR AREA
--------                                        ------------------------------------   -------------
Liberty Corner, New Jersey (Leased)...........         Corporate Headquarters              25,000
HVACR:
Effingham, Illinois (Owned)...................               Warehouse                    650,000
Orlando, Florida (Owned)......................    Manufacture of air conditioners         160,000
East Setauket, New York (Leased)..............    Manufacture of air conditioners          72,000
Longview, Texas (Owned).......................     Manufacture of heat exchangers         100,000
Manila, Philippines (Leased)..................    Manufacture of air conditioners          41,000
Ningbo, China (Leased)........................    Manufacture of air conditioners         323,000
Shanghai, China (Leased)......................    Manufacture of air conditioners         175,000
Dadra, India (50% owned)......................    Manufacture of air conditioners         207,000
Qingpu, China (Leased)........................        Research and development             92,000
Engineered Products:
Sanford, North Carolina (Owned)...............  Manufacture of air cleaning products      263,000
                                                          and humidifiers
Suzhou, China (Two plants) (Leased)...........  Manufacture of air cleaning products       95,000
                                                          and humidifiers

     The Effingham, Illinois facility is subject to a mortgage securing a $0.9 million, 1% promissory note payable over the next four years to the State of Illinois. The Sanford, North Carolina facility is subject to a $3.2 million mortgage securing repayment of economic development bonds due November 2011, and the Longview, Texas and Orlando, Florida facilities are each subject to mortgages of $0.5 million and $2.2 million, respectively. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on December 28, 2005. At the meeting, stockholders voted upon the election of directors and ratification of the appointment of independent registered public accountants. All of the Company's then current directors were nominated and elected and the stockholders ratified the appointment of UHY LLP as the Company's independent registered public accounting firm. The results of the voting were as follows:

DIRECTORS                                                     VOTES FOR    VOTES WITHHELD
---------                                                     ----------   --------------
Sal Giordano, Jr. ..........................................  27,188,950      814,188
William J. Brennan..........................................  27,258,691      744,447
Dr. David C. Chang..........................................  27,435,932      567,206
Michael L. Ducker...........................................  27,440,856      562,282
Joseph Giordano.............................................  27,190,906      812,232
Michael Giordano............................................  27,238,892      764,246
Howard S. Modlin............................................  27,383,575      619,563
Herbert A. Morey............................................  27,454,969      548,169
S.A. Muscarnera.............................................  27,223,802      779,336
Anthony E. Puleo............................................  27,284,586      718,552
Dr. Jitendra V. Singh.......................................  27,453,904      549,234

     The appointment of UHY LLP was ratified by a vote of 27,723,995 in favor and 221,621 against, with 57,522 abstaining.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME AND AGE                                          POSITION HELD             EXECUTIVE OFFICER
------------                                          -------------             -----------------
Sal Giordano, Jr., 67.....................  Chairman and Chief Executive              1965
                                            Officer
Jordan Bruno, 55..........................  Vice President, Taxes                     2000
Nancy DiGiovanni, 55......................  Vice President and Treasurer              1998
Robert N. Edwards, 59.....................  Vice President and General                2000
                                            Counsel
Warren Emley, 51..........................  Vice President and President,             2005
                                            Fedders China
Peter Gasiewicz, 51.......................  Senior Vice President and                 2005
                                            President, Fedders North America
Michael Giordano, 42(1)...................  President                                 1999
Kent E. Hansen, 58........................  Executive Vice President,                 1996
                                            Administration and Secretary
Judy A. Katz, 54..........................  Vice President, Strategic                 2000
                                            Planning and Corporate Marketing
Robert L. Laurent, Jr., 50................  Executive Vice President, Finance         1989
                                            and Acquisitions and Chief
                                            Financial Officer
Mark Mishler, 47..........................  Corporate Controller                      2005
Michael D. Webb, 56.......................  Vice President, Financial                 2004
                                            Analysis

---------------

(1) Son of Sal Giordano, Jr.

                 BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS

     Mr. Sal Giordano, Jr. has held his present position for more than five years.

     Mr. Bruno has held his present position for more than five years.

     Ms. DiGiovanni was elected Vice President in November 2004. Previously, she served as Treasurer from October 1998.

     Mr. Edwards has held his present position for more than five years.

     Mr. Emley was elected Vice President and President, Fedders China in June 2005. Previously, he was Senior Vice President, Operations-Fedders International from November 2004; Vice President, Manufacturing-HVACR China from April 2003 to November 2004; President, Fedders Xinle from March 2002 to April 2003 and Vice President and General Manager-Fedders International from December 2000 to March 2002.

     Mr. Gasiewicz was elected Senior Vice President and President, Fedders North America in April 2005. Previously, he was with the International Comfort Products unit of Carrier Corporation for more than five years, most recently in the position of Vice President and General Manager from 2003 and prior thereto, Vice President, Worldwide Sales and Marketing from 2000.

     Mr. Michael Giordano was elected President in November 2004. Previously, he was Executive Vice President, Finance and Administration and Chief Financial Officer from June 2000.

     Mr. Hansen has held his present position for more than five years.

     Ms. Katz was elected to her present position in April 2004. Previously, she was Vice President, Strategic Planning from June 2000.

     Mr. Laurent was elected to his present position in November 2004. Previously, he was Executive Vice President, Acquisitions and Alliances from January 1999. Prior thereto, he was Chief Financial Officer of Fedders for ten years.

     Mr. Mishler was elected Corporate Controller in November 2005. Previously, he was Corporate Controller of Amcast Industrial Corporation, a publicly traded metal casting manufacturer, since 1998. Mr. Mishler is a Certified Public Accountant and a Certified Management Accountant.

     Mr. Webb was elected Vice President, Financial Analysis in November 2005. Previously, he was Corporate Controller from April 2004. Prior thereto, he was Controller, HVACR-Americas from March 2003; Controller, Fedders Appliances from January 2002 and Group Controller, Fedders Air Conditioning from March 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is listed on the New York Stock Exchange. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of March 1, 2006, there were 2,504 holders of Common Stock and 13 holders of Class B Stock. For information with respect to the Company's Common Stock and Class B Stock, see Notes 9 and 10 of the Notes to Consolidated Financial Statements.

             DIVIDENDS PAID ON COMMON, CLASS B, AND PREFERRED STOCK

     For information regarding the dividends paid by the Company on its Common and Class B stock in the past five fiscal years. (see Item 6 Selected Financial Data.) The Company suspended declaring dividends after the second quarter of 2005. The amount of unpaid dividends on the Series A Cumulative Preferred Stock amounted to $2.3 million at December 31, 2005. As a result of Fedders Corporation being included in the covenants of Fedders North America, Inc.'s
9 7/8% Senior Notes due 2014, payment of dividends by Fedders Corporation to its stockholders will be limited by the terms of those covenants. The Company's First Supplemental Indenture with respect to the 9 7/8% Senior Notes due 2014 that was executed in September 2005, limits dividend payments without sufficient consolidated net income beginning January 1, 2006. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                          PRICE RANGE OF COMMON STOCK

     For information regarding the high and low sale prices of the Company's Common Stock for each of the quarters in the past two fiscal years, see Fedders Corporation Quarterly Financial Data (unaudited).

ITEM 6.  SELECTED FINANCIAL DATA (1)

     Historical selected financial data have been revised to reflect Melcor Corporation as a discontinued operation, with the exception of depreciation and amortization, capital expenditures, and cash flow. Melcor was sold on October 25, 2005.

                                                                                 FOUR MONTHS
                           YEAR ENDED        YEAR ENDED        YEAR ENDED           ENDED           FISCAL YEAR ENDED AUGUST 31,
                          DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     -----------------------------------
STATEMENT OF OPERATIONS       2005              2004             2003(9)            2003           2003       2002         2001
-----------------------  ---------------   ---------------   ---------------   ---------------   --------   --------   -------------
                                                               (UNAUDITED)
                                                        (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales..............     $297,716          $399,485          $416,201          $ 51,571       $409,911   $362,235     $391,699
Gross profit(2)........       39,676            55,450            86,696             5,798         88,364     79,497       64,219
Percent of net sales...         13.3%             13.9%             20.8%             11.2%          21.6%      21.9%        16.4%
Operating
  income/(loss)(3).....      (52,769)          (15,523)           23,946           (16,022)        29,983     19,735      (16,374)
Percent of net sales...        (17.7)%            (3.9)%             5.8%            (31.1)%          7.3%       5.4%        (4.2)%
Income/(loss) from
  continuing operations
  before income taxes
  and cumulative effect
  of a change in
  accounting
  principle............      (75,443)          (41,895)            5,378           (23,040)        12,090      2,564      (34,520)
Net income/(loss) from
  continuing operations
  before cumulative
  effect of a change in
  accounting
  principle............      (75,557)          (27,201)            3,661           (15,547)         8,191      7,741      (23,270)
Income/(loss) from
  discontinued
  operations(4)........       13,476             1,094               684               246            605        268          817
Cumulative effect of a
  change in accounting
  principle(5).........           --                --                --                --        (11,906)        --           --
Net income/(loss)......     $(62,081)         $(26,107)         $  4,345          $(15,301)      $ (3,110)  $  8,009     $(22,453)
Preferred Stock
  dividends............        4,436             4,020             1,102               484            618         --           --
Net income/(loss)
  applicable to common
  stockholders.........     $(66,517)         $(30,127)         $  3,243          $(15,785)      $ (3,728)  $  8,009     $(22,453)
Earnings/(loss) per
  common share(4):
Basic..................     $  (2.17)         $  (0.99)         $   0.11          $  (0.52)      $  (0.12)  $   0.25     $  (0.71)
Diluted................        (2.17)            (0.99)             0.11             (0.52)         (0.12)      0.25        (0.71)
Dividends per share(6):
  Preferred Stock......     $  1.075          $   2.15          $   2.15          $ 0.5375       $ 1.6125         --           --
  New Common Stock.....         0.06              0.12              0.12              0.03           0.12   $   0.06           --
  Old Common/Class A
    Stock..............           --                --                --                --             --       0.06     $   0.12
  New Class B Stock....         0.06              0.12              0.12              0.03           0.12       0.06           --
  Old Class B Stock....           --                --                --                --             --      0.054        0.108

                                                                                 FOUR MONTHS
                           YEAR ENDED        YEAR ENDED        YEAR ENDED           ENDED           FISCAL YEAR ENDED AUGUST 31,
                          DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     -----------------------------------
STATEMENT OF OPERATIONS       2005              2004             2003(9)            2003           2003       2002         2001
-----------------------  ---------------   ---------------   ---------------   ---------------   --------   --------   -------------
                                                               (UNAUDITED)
                                                        (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Cash and cash
  equivalents..........     $ 14,417          $ 22,783          $ 22,043          $ 22,043       $ 60,902   $ 67,379     $ 51,192
Total assets...........      331,054           402,197           416,248           416,248        408,929    366,128      362,332
Long-term debt
  (including current
  portion)(8)..........      160,583           161,808           160,881           160,881        163,138    166,094      167,287
Stockholders'
 equity/(deficit)(6)...          (62)           58,206            62,950            62,950         74,928     77,818       73,014
Capital expenditures...        7,982             6,831             6,440             2,116          7,271      7,846       10,773
Depreciation and
  amortization(7)......       11,443            11,029             9,885             3,413          9,543     14,830       15,431
CASH FLOW
  PROVIDED/(USED):
  Operating
    activities.........     $   (493)         $(22,917)         $    369          $(58,725)      $  6,550   $ 34,134     $  5,919
  Investing
    activities.........         (176)          (14,054)           (4,991)             (555)        (7,368)   (14,564)     (30,327)
  Financing
    activities.........       (8,281)           36,635             3,846            19,928         (4,726)    (3,383)     (11,593)

---------------

(1) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements, and the notes to the consolidated financial statements.

(2) Cost of goods sold for 2005 includes a $1.3 million inventory write-down impacted by the restructuring.

(3) Operating expenses for 2005 include $19.3 million of non-cash asset impairment charges and $2.1 million of employee severance costs as a result of the Company's implementation of restructuring actions to significantly reduce costs and improve efficiency throughout the Company. This includes, among other things, consolidating: commercial air conditioner manufacturing from Longview, Texas into Orlando, Florida; filtration manufacturing from Albuquerque, New Mexico into Sanford, North Carolina and Suzhou, China; room air conditioner manufacturing in China from three factories into two; and consolidation of North American warehousing into Effingham, Illinois.

    Fiscal 2001 results include $8.9 million of asset impairment, employee severance and other restructuring charges, $4.0 million of one-time inventory charges, a $7.6 million deferred compensation charge relating to the retirement of an officer of the Company, an additional $2.3 million of other non-recurring inventory write-offs, $1.4 million of operating losses incurred at the Tennessee and Maryland facilities subsequent to the announcement that production at these facilities would cease, a $0.7 million non-cash charge for the re-pricing of a majority of unexercised stock options and $0.7 million of other one-time charges.

(4) In October 2005, the Company recognized a gain of $11.4 million on the sale of the capital stock of Melcor for $17.3 million (before a $0.2 million holdback).

(5) In 2003, the Company recorded a transitional goodwill impairment charge of $11.9 million as a cumulative effect of a change in accounting principle. See Note 1 to the Notes to Consolidated Financial Statements.

(6) The Company suspended declaring dividends after the second quarter of 2005. The amount of unpaid dividends on the Series A Cumulative Preferred Stock amounted to $2.3 million at December 31, 2005. The Company's First Supplemental Indenture with respect to the 9 7/8% Senior Notes due 2014 that was executed in September, 2005, limits dividend payments without sufficient consolidated net income beginning January 1, 2006.

    On November 8, 2005, the Company granted an officer 100,000 shares of restricted Common Stock of the Company. The officer is not permitted to sell, assign, transfer, pledge or otherwise encumber these shares prior to October 24, 2010, and the shares are subject to forfeiture. The Company recorded $0.2 million of deferred compensation expense to be amortized over the vesting period.

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

    In October 2002, the Company's Board of Directors approved a plan pursuant to which a new class of cumulative preferred stock would be offered to stockholders in exchange for up to 15,000,000 shares of the Company's Common Stock, with 0.14 shares of Series A Cumulative Preferred Stock being offered in exchange for every share of Common Stock. The Series A Cumulative Preferred Stock receives a cumulative annual dividend of $2.15 and has a liquidation preference of $25.00 plus the amount of any unpaid dividends. The holders of the Series A Cumulative Preferred Stock have no right to vote, except in limited circumstances. The exchange of 2,315,750 shares of Common Stock for 323,947 shares of Series A Cumulative Preferred Stock was completed on December 27, 2002.

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

    During fiscal 2001, the Company repurchased 2,998,000 shares of old Common and Class A Stock at an average price of $4.39 per share for a total of $13.2 million excluding commissions.

(7) Beginning September 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS No. 142. Goodwill amortization expense was $3.0 million in fiscal year 2002. See Note 1 to the Notes to Consolidated Financial Statements.

(8) As a result of the waivers granted in 2005, the Company pledged its shares in Fedders International as additional security for the Notes.

    In March 2004, Fedders North America, Inc. ("FNA"), a wholly owned subsidiary of the Company, issued $155.0 million principal amount of 9 7/8% Senior Notes due 2014. The Company and all of the continuing subsidiaries of FNA are guarantors, on a senior basis, of the notes. FNA may redeem the notes on and after March 1, 2009 for a defined redemption price. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary.

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

(9) In 2003, the Company changed to a fiscal year ending December 31. The results of operations for the twelve months ended December 31, 2003 are unaudited, presented for comparative purposes only, and were not previously reported.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors, which affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ from those anticipated in forward-looking statements for many reasons. You should read the following discussion with "Selected Financial Data" and our historical consolidated financial statements included herein.

OVERVIEW

     Fedders is a leading global producer and marketer of air treatment products for the residential, commercial and industrial markets. Our products include a wide range of residential and commercial heating and cooling products, air cleaners, dehumidifiers and humidifiers. We have two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. Both segments operate and sell products in the global air treatment market. Over the past six years, we have re-positioned ourselves through globalization and expansion of our product offerings from serving primarily the $1.3 billion North American market for window air conditioners to serving the $37 billion global air treatment market. Major markets we have entered include residential central and commercial air conditioning and high growth markets in Asia. Due to the current seasonality of our business, we normally report a loss during the second half of the calendar year, with a majority of shipments and revenue being derived during the first six months of the calendar year.

     Our results were affected in both 2005 and 2004 by unfavorable weather during the summer of 2004 that reduced sales and left excess inventory in the distribution system. That inventory sharply reduced customer orders for 2005. During 2005, hot weather depleted most inventories at retail distribution, creating demand for room air conditioners entering 2006. In November 2005, the Company disclosed it would discontinue selling room air conditioners and dehumidifiers through The Home Depot retail stores in the United States for 2006 due to low profit margins and higher working capital requirements of this business. The Company will, however, continue to sell these products to Home Depot Supply, Home Depot.com and Home Depot Canada. The Company further disclosed that it expects the reduction in sales to The Home Depot to be mostly offset by sales of room air conditioners and dehumidifiers to other customers.

     We implemented a restructuring plan during 2005 to significantly reduce costs throughout the Company, to enhance its competitive position in the markets in which it participates, and to return the Company to profitability. The restructuring involved ceasing manufacturing and refurbishing of room air conditioners in Effingham, Illinois; consolidating commercial air conditioner manufacturing from our Longview, Texas factory into our Orlando, Florida factory; consolidating air filtration manufacturing from our Albuquerque, New Mexico factory into our Sanford, North Carolina factory; consolidating air conditioner manufacturing in China from three factories to two factories; and consolidating all domestic warehousing from Company owned and third party warehouses into our Effingham, Illinois facility.

DEVELOPMENT OF THE BUSINESS

     Over the last seven years, the Company has lessened its dependence on sales of room air conditioners through acquisitions, strategic alliances and joint ventures that complement or enhance our core air treatment business and generate overall corporate value. These activities have (i) been a critical factor in driving down costs by establishing our low-cost manufacturing base in Asia; (ii) provided access to new geographic markets through well-known local brand names, existing sales and distribution networks and experienced employees who are familiar with the local markets; and (iii) expanded our air treatment business through broadening product lines and extending distribution into commercial and industrial markets.

     In 1999, we acquired Trion, Inc., a leading manufacturer of equipment to improve indoor air quality in clean room, residential, commercial and industrial environments.

     In 2000, we acquired (i) Sun Manufacturing, Inc. (which was merged into Eubank Manufacturing Enterprises, Inc.), a manufacturer of specialized air conditioning equipment used in schools and wireless communications enclosures;
(ii) Eubank Manufacturing Enterprises, Inc., a manufacturer of residential and commercial heating and air conditioning products; and (iii) ABB Koppel, Inc. (now Fedders Koppel, Inc.) a leading manufacturer of room air conditioners in the Philippines.

     In 2001, we acquired manufacturing assets to produce air conditioners in Shanghai, China. Also in 2001, we acquired Polenz GmbH, a leading German HVAC distributor, providing access to this important market. In addition, we established a joint venture with Voltas, Ltd. to produce air conditioners in India, giving us access to this growing market in Asia.

     In 2002, the Company established a residential, commercial, and industrial air cleaning and humidification company in Suzhou, China, which was expanded to include another factory in 2003.

     Also in 2003, we licensed technology to manufacture and market residential gas furnaces which are now produced in our Ningbo, China factory.

     In 2004, we acquired the Addison Products Division of Heat Controller, Inc., which manufactures and markets a broad line of air conditioning and heating products, primarily serving commercial and institutional markets, which now operates as Fedders Addison Company, Inc.

     In 2005, we acquired eighty percent of the stock of Islandaire, Inc. ("Islandaire"), which is now known as Fedders Islandaire, Inc. Islandaire manufactures and markets specialized commercial heating and cooling products. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization).

     We have no current plans, agreements or understandings for additional acquisitions.

DISCONTINUED OPERATIONS

     On January 25, 2005, the Company's Board of Directors approved the sale of all the capital stock of Melcor Corporation, the Company's thermal management subsidiary, which was not considered a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17.3 million in cash (before a $0.2 million temporary holdback), which resulted in a pre-tax and after-tax gain of $11.4 million. Melcor's results of operations, assets and liabilities are reported as discontinued operations. Melcor's revenues were $13.5 million in 2004 which were reported in the Engineered Products segment and were $10.5 million for the first ten months of 2005.

     The consolidated statements of operations, consolidated balance sheets, and notes to the financial statements have been adjusted to reflect the accounts of Melcor as discontinued operations. Discontinued operations do not include an allocation of interest expense.

RESULTS OF OPERATIONS

     The following table presents our results of operations, including the transition period indicated. Results for the year ended December 31, 2003 are unaudited and are presented for comparison purposes. On August 26, 2003, the Company's Board of Directors changed the fiscal year from August 31 to December 31.

OPERATING RESULTS AS A PERCENT OF NET SALES

                                                    YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                   DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                       2005              2004              2003
                                                  ---------------   ---------------   ---------------
                                                                                        (UNAUDITED)
Net sales.......................................     $297,716          $399,485          $416,201
Gross profit....................................         13.3%             13.9%             20.8%
Selling, general, and administrative expense....         23.9              18.0              15.3
Restructuring expense...........................          7.2                --                --
Operating income/(loss).........................        (17.7)             (3.9)              5.8
Interest expense................................          7.5               5.0               4.4
Income/(loss) before income taxes, discontinued
  operations, and cumulative effect of a change
  in accounting principle.......................        (25.3)            (10.5)              1.3

  YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004

     Net sales for the year ended December 31, 2005 of $297.7 million, decreased 25.5% from sales of $399.5 million for the year ended December 31, 2004. Net sales in the HVACR segment of $267.5 million in 2005 decreased 28.1% from $372.0 million in 2004 due primarily to lower sales of room air conditioners which were a result of high inventory levels at room air conditioner customers in key North American markets, caused by cooler than normal summer weather in 2004. Warm summer weather during 2005 significantly reduced inventory levels at the Company and in distribution channels but did not result in additional production or higher sales to retailers during 2005. Sales in Germany decreased in 2005 as a result of economic conditions during the year. These decreases were partly offset by $40.3 million in sales of commercial air conditioners resulting from the Addison and Islandaire acquisitions. Sales in the Engineered Products reporting segment increased by 10.0% due primarily to industrial air cleaning projects in Asia.

     Gross profit in the period declined to $39.7 million, or 13.3% of net sales, compared with $55.5 million, or 13.9% of net sales, in the prior year period. Gross profit in the HVACR segment of $32.0 million, or 12.0% of net sales in 2005, decreased from $46.4 million, or 12.5% of net sales, in 2004. The decline in gross profit resulted primarily from lower sales volume associated with North American room air conditioner inventory in distribution channels following cool summer weather in 2004. This lower sales volume and the Company's decision to discontinue sales of room air conditioners in China, resulted in lower production levels and therefore lower factory absorption in our China air conditioner factories. As discussed, as part of the restructuring plan, the Company consolidated its Nanjing factory into the Ningbo and Shanghai factories in China, to more efficiently utilize capacity and absorb costs. In addition, unabsorbed factory overhead at the Company's Longview, Texas factory affected gross profit and gross margin as a percentage of sales. Longview air conditioner manufacturing is now consolidated into our Orlando, Florida facility. Also affecting HVACR gross margins in 2005 were increased raw material costs of $3.2 million that were not passed along as price increases, costs of $2.1 million related to ceasing refurbishment of air conditioners in Effingham, Illinois, such as writing down excess and obsolete inventory, and costs associated with selling room air conditioners to The Home Depot U.S. retail stores. Restructuring charges on inventory were $1.3 million in cost of goods sold. Gross profit in the Engineered Products segment of $7.7 million, or 25.4% of net sales in 2005, decreased $1.4 million from 2004. The decrease is a result of unabsorbed overhead at the Company's Albuquerque, New Mexico factory, as production was transferred to Sanford, North Carolina and Suzhou, China. Throughout the Company, unabsorbed overhead at operations that have consolidated into other Company facilities amounted to $3.8 million. Unabsorbed overhead of $2.2 million at the factories into which manufacturing was transferred is expected to significantly improve.

     Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2005 were $71.0 million, or 23.9% of net sales, compared with $71.8 million, or 18.0% of net sales in 2004. SG&A expenses were higher, as a percentage of sales, than the prior year as a result of $8.9 million in expenses of the acquired operations, $3.1 million in increased professional fees related to audit, SOX 404 consulting, and obtaining debt waivers. The amount of these increases was more than offset by reduced selling, warehousing, and research and development expenses. Cost reductions identified in the restructuring plan should significantly reduce SG&A expenses in the future.

     During 2005, in connection with the implementation of a restructuring plan to significantly reduce costs in the HVACR and Engineered Products segments, enhance our competitive position and return the Company to profitability, the Company recognized $22.7 million ($20.6 million non-cash) impairment and restructuring charges, with $21.4 million recorded in operating expenses. Non-cash impairment charges of $19.2 million relate to writing down property, plant and equipment, and other assets that will no longer be utilized to generate revenues, to estimated fair market value. These assets became impaired through the consolidation of Longview, Albuquerque, Nanjing and warehouses into other Company facilities, in addition to discontinuing the refurbishment of room air conditioners in Effingham. Restructuring related inventory write-downs were $1.3 million (non-cash) in cost of goods sold. Restructuring charges related to cash severance costs were $1.6 million and $0.5 million in lease costs. As a result of the fixed asset impairment, annual depreciation expense will decrease by $2.4 million. The Company also reclassified its Columbia, Tennessee facility to assets held for sale. The facility was sold in February of 2006 at its carrying value. The impairment and restructuring charges did not result in a debt covenant violation.

     Operating loss from continuing operations for the year ended December 31, 2005 was $52.8 million, or 17.7% of net sales, compared with a loss of $15.5 million, or 3.9% of net sales, in 2004. The increased loss reflects lower sales and production of room air conditioners, which impacted gross profit, the restructuring charges, and $5.7 million in excessive costs associated with selling room air conditioners to The Home Depot U.S. retail stores.

     Net interest expense increased in 2005 to $22.3 million, or 7.5% of net sales, compared with $20.1 million, or 5.0% of net sales, in 2004. Interest expense consisted of interest on the Company's long-term debt and interest on short-term working capital loans in Asia and on the Company's revolving credit facility in the U.S. Net interest expense was higher than prior year primarily due to higher short-term borrowings and higher interest rates during the period.

     Based on Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company recorded a valuation allowance against deferred tax assets in 2005. Accordingly, the reported effective tax rate reflects only provisions for foreign and state income taxes. Management believes that with the reversal of timing differences, sales of excess property, and expected increased profitability resulting from cost savings from the restructuring, the Company's deferred tax asset is recoverable in the near term.

     The Company recorded a loss on debt extinguishment of $8.1 million during the year ended December 31, 2004, in connection with retiring the Company's ten-year notes and the issuance of new ten-year notes due March 2014. The charge consisted of $4.9 million of call premiums required to be paid to note holders and $3.2 million for the write-off of the unamortized debt discount and deferred financing costs. A $0.8 million credit due to a revision in management's estimates of required restructuring reserves for ongoing projects associated with a 2001 restructuring was recorded in 2004.

     Income from discontinued operations for the year ended December 31, 2005 includes a gain on the sale of Melcor of $11.4 million and income related to the operations of Melcor of $2.1 million, compared with income from discontinued operations in 2004 of $1.1 million.

     Net loss applicable to common stockholders in 2005 was $66.5 million, or $2.17 loss per diluted common share. Net loss applicable to common stockholders in the year ended December 31, 2004 was $30.1 million, or $0.99 loss per diluted common share.

  YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003

     Net sales for the year ended December 31, 2004 of $399.5 million, decreased 4.0% from sales of $416.2 for the year ended December 31, 2003. Net sales in the HVACR segment of $372.0 million in 2004 decreased 5.8% from $394.8 million in 2003 as a result of much cooler than normal summer weather in key North American markets, causing a very poor retail sales environment which not only prevented in-season sales re-orders, but also resulted in customer returns. Lower prices also contributed to lower sales. Partially offsetting the lower sales of room air conditioners in North America was the growth of residential central air conditioner products globally and sales of all air conditioner products in Asia. Sales in the Engineered Products reporting segment increased by 28.5% to $27.5 million in 2004 compared with $21.4 million in 2003 due to growth in sales of industrial air cleaners in Asia and North America.

     Gross profit declined to $55.5 million, or 13.9% of net sales, in the year ended December 31, 2004 compared with $86.7 million, or 20.8% of net sales, in 2003. Gross profit in the HVACR segment of $46.4 million, or 12.5% of net sales, in 2004 decreased from $78.2 million, or 19.8% of net sales, in 2003 as a result of lower prices on room air conditioners, higher component and raw material costs due to increases in commodity prices, including the loss of a value-added tax (VAT) rebate of approximately $9.2 million, and unabsorbed manufacturing costs associated with the transfer of production from several U.S. factories to China of $5.0 million. Gross profit in the Engineered Products segment of $9.1 million in 2004 increased from $7.8 million in 2003 as a result of increased sales, but gross profit as a percentage of sales of 32.9% in 2004 decreased slightly from 36.4% in 2003 as a result of higher component and raw material costs.

     SG&A for the year ended December 31, 2004 were $71.8 million, or 18.0% of net sales, compared with $63.5 million, or 15.3% of net sales, in 2003. SG&A expenses were higher than prior year as a result of higher selling expenses of $6.5 million due to increased selling activity globally, and increased warehousing costs of $2.8 million to support higher inventory caused in part by increased requirements and as a result of the cooler than normal weather conditions in North America. These increases were partially offset by a reduction in administrative expenses.

     Operating loss from continuing operations for the year ended December 31, 2004 was $15.5 million, or 3.9% of net sales, compared with operating profit from continuing operations of $24.0 million, or 5.8% of net sales, in 2003. The decrease reflects lower sales of room air conditioners in North America, higher material costs, unabsorbed overhead, and higher selling and warehousing expenses.

     Net interest expense increased in 2004 to $20.1 million, or 5.0% of net sales, compared with $18.5 million, or 4.4% of net sales, in 2003. Interest expense consisted of interest on the Company's long-term debt, most of which was refinanced during 2004, and interest on short-term working capital loans in Asia and on the Company's revolving credit facility in the U.S. Net interest expense was higher than prior year due to higher short-term borrowings during the period.

     A loss on debt extinguishment of $8.1 million was recorded during the year ended December 31, 2004 in connection with the retirement of the Company's ten-year notes and the issuance of new ten-year notes due March 2014. The charge consisted of $4.9 million of call premiums required to be paid to note holders and $3.2 million for the write-off of unamortized debt discount and deferred financing costs. A $0.8 million credit due to a revision in management's estimates of required restructuring reserves for ongoing projects associated with the 2001 restructuring was recorded in 2004.

     Income from discontinued operations of $1.1 million during the year ended December 31, 2004 increased from $0.7 million in the prior year. The increase was primarily a result of higher sales of the discontinued operation in 2004.

     Net loss applicable to common stockholders in 2004 was $30.1 million, or $0.99 loss per diluted common share. Net income applicable to common stockholders in the year ended December 31, 2003 was $3.2 million, or $0.11 earnings per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital requirements are seasonal, though becoming less so with the growth in non-room air conditioner businesses, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of our lines of credit occurring early in the calendar year. Cash on hand amounted to $14.4 million at December 31, 2005 compared with $22.8 million a year earlier.

     Net cash used in operations in 2005 amounted to $0.5 million. This compares with net cash used in operations in 2004 of $22.9 million. In 2005, the Company recognized a net loss of $62.1 million that included a non-cash impairment of $20.6 million and a gain on the sale of Melcor of $11.4 million. This was offset by a reduction in net inventories of $58.6 million as the Company reduced production of room air conditioners to align inventory levels to lower expected sales of room air conditioners in 2005 as discussed previously. Net accounts receivable increased by $12.8 million over prior year to $42.2 million at December 31, 2005. The increase in accounts receivable primarily reflects fewer end-of-season returns in 2005, which had resulted in credits in 2004, and higher sales of commercial and industrial products in 2005. Cash was utilized to reduce accounts payable by $7.0 million during the year. In 2004, cash was utilized in operations primarily as a result of the net loss for the year, as well as decreases in accounts payable and income taxes payable, offset in part by decreases in inventory due to room air conditioners not being produced during the fourth quarter of 2004, and a decrease in other current assets primarily as a result of a reduction in VAT receivable.

     Net cash used by investing activities in the year ended December 31, 2005 was $0.2 million. The sale of Melcor generated proceeds of $17.3 million (before a temporary $0.2 million holdback), which was offset in part by $9.4 million of cash used for the acquisition of Islandaire and $8.0 million for capital expenditures, primarily for a research and development center in Qingpu, China. Net cash used in investing activities in calendar 2004 was $14.1 million and primarily consisted of capital expenditures for the year of $6.8 million which related primarily to investments in tooling, machinery and equipment to support production and R&D in Asia, and the November 2004 acquisition of Addison Products Division of Heat Controller, Inc. for $7.8 million. Following investments the Company has made in recent years for acquisitions, an R&D center in China, and tooling, machinery and equipment in Asia, management anticipates capital expenditures in 2006 will decline to approximately $3.0 million.

     Net cash of $8.3 million was used in financing activities during the year ended December 31, 2005, primarily in the repayment of short-term debt of $2.6 million, and the payment of dividends of $4.0 million in the first half of the year. Net cash provided by financing activities in the year ended December 31, 2004 amounted to $36.6 million, consisting primarily of $27.1 million in short-term borrowings to support the operating needs and the acquisition of Addison, and $28.3 million of proceeds from the exercise of subscription rights. These were offset in part by a call premium and deferred financing charges paid of $10.4 million resulting from refinancing long-term debt and dividend payments of $7.7 million.

     We declared quarterly dividends of $0.06 on each share outstanding of Common and Class B Stock and $1.075 on each share of outstanding Preferred Stock in calendar 2005. The Company suspended declaring dividends after the second quarter of 2005. The amount of unpaid dividends on the Series A Cumulative Preferred Stock amounted to $2.3 million at December 31, 2005. The Company's First Supplemental Indenture with respect to the 9 7/8% Senior Notes due 2014 that was executed in September, 2005, limits dividend payments without sufficient consolidated net income beginning January 1, 2006. We declared quarterly dividends of $0.12 on each share of outstanding Common and Class B Stock and $2.15 on each share of outstanding Preferred Stock in calendar 2004. The Company's First Supplemental Indenture, executed in September 2005, limits the Company from making any dividend payments without sufficient consolidated net income beginning January 1, 2006.

     In calendar 2005, our $100 million revolving credit facility was utilized for the entire year, with a maximum outstanding balance during the fiscal year of $73.1 million. On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year, $75 million secured revolving credit facility. The Company reduced the size of its revolver based on anticipated borrowing needs. Availability under the new line of credit is based primarily on advance rates on accounts receivable and inventory in the U.S. and Canada. Financial covenants include an EBITDA test if availability falls below

$10 million. Under the new agreement, the Company is no longer subject to minimum working capital or net worth covenants. We also utilized short-term borrowing facilities to support production in our China operations. There was a maximum outstanding balance of $35.0 million in China during 2005.

     Senior Notes bearing interest at 9 7/8% with an aggregate $155.0 million principal amount maturing in 2014, were issued during 2004 by Fedders North America, Inc. ("FNA") to refinance $150.0 million outstanding of 9 3/8% Senior Subordinated Notes due in 2007.

     On June 24, 2005, FNA defaulted on the covenant in the indenture pursuant to which the Senior Notes were issued (the "Indenture") requiring us to file a Form 10-K for the year ended December 31, 2004 in a timely manner. This delay in filing the Form 10-K also resulted in a default under our agreement with Wachovia Bank, NA (the "Senior Lender"). On September 13, 2005, FNA received the written consent from holders of a majority in aggregate principal amount of the outstanding Senior Notes under the Indenture waiving the default in performance of this covenant and consenting to the adoption of the First Supplemental Indenture and Waiver, dated September 13, 2005 (the "First Supplemental Indenture") among Fedders Corporation, Fedders North America, Inc. the Guarantors named in the Indenture (the "Guarantors") and U.S. Bank National Association, as Trustee (the "Trustee"). The First Supplemental Indenture established a waiver period (the "Waiver Period"), which ended on December 31, 2005, during which the Company must complete the filing of the Form 10-K for the year ended December 31, 2004, and of the Forms 10-Q for the first, second, and third quarters of 2005. The Company filed all such reports during the Waiver Period.

     In order to obtain the consent of the holders of the Senior Notes, pursuant to the First Supplemental Indenture, the Company and FNA agreed that during the Waiver Period an additional 100 basis points of interest would accrue on the principal amount of the Senior Notes. At December 31, 2005, $463 thousand was accrued, and it was paid on March 1, 2006.

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

     In 2004 and 2005, the Company incurred operating losses and used cash for operations as well as for investments that required greater short-term borrowing. To reduce costs and enhance liquidity in 2005 and beyond, management identified in excess of $24.0 million in annual cash savings from, among other things, ceasing manufacturing and refurbishing of room air conditioners in Effingham, Illinois; consolidating operations from Longview, Texas into its Orlando, Florida operation; consolidating operations from Albuquerque, New Mexico into its Sanford, North Carolina operation; and consolidating operations from its plant in Nanjing, China into Company facilities in Shanghai and Ningbo, China. A significant portion of these actions were completed in 2005. On October 25, 2005, the Company sold Melcor Corporation, its thermal management subsidiary, for $17.3 million (before a $0.2 million holdback). In February 2006, the Company sold its Columbia, Tennessee facility, which is no longer needed for warehousing, for $0.8 million. The Company has retained a national broker to sell its facility and 182 acres of development property in Walkersville, Maryland, as well as facilities in Vienna, Georgia and Longview, Texas.

     Management believes that through existing operations, as well as the steps outlined above, the Company's existing and future sources of cash, anticipated future earnings, and short-term borrowing capacity are adequate to meet the demands of its operations and its short and long-term credit requirements, which are now less seasonal and less working capital intensive.

     The following pro-forma tables summarize Fedders' long-term contractual cash obligations and commercial commitments at December 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods. Interest is included in the amounts, so the amounts shown are greater than that shown on the balance sheet.

                                                               PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------------
                                                                                                  AFTER
CONTRACTUAL OBLIGATIONS INCLUDING INTEREST   TOTAL      1 YEAR      2-3 YEARS      4-5 YEARS     5 YEARS
------------------------------------------  --------   ---------   ------------   ------------   --------
                                                               (AMOUNTS IN THOUSANDS)
Long-term debt, including current
  maturities..........................      $157,667    $   886      $ 1,507        $   626      $154,648
Capital lease obligations.............         2,916      1,585          222            214           895
Interest on long-term debt and capital
  leases..............................       127,387     16,373       31,134         31,026        48,854
Unamortized original issue discount...         4,201         --           --             --         4,201
Operating leases and contractual minimum
  payments............................        33,595      5,991        9,891          7,860         9,853
Employee retirement obligations.......        11,847      1,647        3,204          3,079         3,917
                                            --------    -------      -------        -------      --------
Total contractual cash obligations....      $337,613    $26,482      $45,958        $42,805      $222,368
                                            ========    =======      =======        =======      ========

     From time to time, our subsidiaries may guarantee the debt of certain unconsolidated joint ventures, up to a maximum of the Company's ownership percentage in the unconsolidated joint venture. The Company currently holds no collateral for such guarantees. The Company's subsidiaries would be obligated to perform in the event the unconsolidated joint ventures fail to pay the principal and interest on the loans or fail to comply with the terms of the loan agreement.

                                                            COMMITMENTS BY PERIOD
                                          ----------------------------------------------------------
                                                                                              AFTER
OTHER COMMERCIAL COMMITMENTS              TOTAL     1 YEAR      2-3 YEARS      4-5 YEARS     5 YEARS
----------------------------              ------   ---------   ------------   ------------   -------
                                                            (AMOUNTS IN THOUSANDS)
Letters of credit.......................  $6,251    $4,048         $278          $1,925       $  --
Guarantee of debt.......................   1,260       704          556              --          --
                                          ------    ------         ----          ------       -----
Total commercial commitments............  $7,511    $4,752         $834          $1,925       $  --
                                          ======    ======         ====          ======       =====

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Non-monetary Assets", as an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and shall be applied prospectively. The Company adopted SFAS No. 153 in the third quarter of 2005, and it did not have a material impact on the results of operations, financial position, or cash flows.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of SFAS No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, the effect of applying FIN 47 would be recognized as a cumulative effect of a change in accounting principle. The provisions of FIN 47 did not have a material impact on the Company's financial condition or results of operations.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and SFAS No. 3". This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effects or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective in fiscal years beginning after December 15, 2005. We do not expect any impact on our financial position and results of operations.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, "Share-Based Payment", which replaces Statement No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method. After a phase-in period for Statement No. 123R, pro forma disclosure will no longer be allowed.

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

     During 2005, the FASB issued the following three Staff Position Papers ("FSP's") providing guidance on implementing SFAS No. 123(R) "Share Based Payments": FSP SFAS No. 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R)"; FSP SFAS No. 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in SFAS No. 123(R)"; and FSP SFAS No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards". SFAS No. 123(R) is effective for the Company as of January 1, 2006.

     Our effective date for implementation of SFAS 123R is January 1, 2006. The Company expects to use the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. We do not believe that any of the alternative phase-in methods would have a materially different effect on the Company's Consolidated Statement of Operations or Balance Sheet.

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

     We have discussed the development and selection of the following critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  DEFERRED TAX ASSETS

     At December 31, 2005, we had US and foreign net operating loss carry-forwards of approximately $88 million and $7 million, respectively. For the Company to realize the benefit of its deferred tax asset, the Company considered the reversal of timing differences, the sale of certain property, and achieving future earnings. The Company established a valuation allowance against the future tax benefit of a portion of deferred tax assets. Management believes that with reversal of timing differences, sales of excess property, and expected increased profitability resulting from cost savings from the restructuring, the Company's deferred tax asset is recoverable in the near term. The Company may need to further adjust that valuation allowance if future earnings are, or are projected to be, significantly different from current estimates.

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

     We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the recoverability of the carrying amount of an asset or asset group should be assessed. We assess the carrying amount of the asset or asset group by comparing the carrying amount to the estimate of cash inflows, net of outflows. If the estimated net cash inflows are less than the asset carrying amount, the asset is written down to fair value. Fair value is based upon quoted market prices, if available. When quoted market prices are not available, we estimate fair value based upon the estimated selling prices of similar assets or valuation techniques. We must estimate the net cash inflows to assess an asset or asset group carrying amount and fair value. Estimates are based upon internal budgets and forecasts. A change in the utilization of the assets or a decision to exit certain product lines or manufacturing locations could impact our estimate of future cash flows. A decrease in estimated future cash flows could reduce the fair values of long- lived assets, increasing the likelihood of impairment, which could have a significant impact on our consolidated results of operations and financial position.

     We are required to test goodwill for impairment at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform the annual tests for indications of goodwill impairment as of October 1 of each year. In 2005, and to better coordinate with a prior change in fiscal year end, the Company elected to change its annual date of impairment testing from September 1 to October 1. This change enables the Company to use the budget for the next year which is a critical component of the testing process. Furthermore, the Company would now have adequate time to complete the testing before the next reporting period and would have quarterly data available which would facilitate testing. We identify potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. We determine fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. We measure the amount of goodwill impairment by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting segment goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized as an operating expense.

WARRANTY AND DEFECTIVE RETURNS

     Our air conditioner products are covered by standard product warranty plans that extend from one to five years. In addition, major retailers have consumer return policies that allow consumers the ability to return product that may be defective in lieu of field service. At the time revenue is recognized, upon shipment, measurements of those sales are reduced by estimates of the future costs associated with fulfilling warranty obligations and for the expense associated with selling defective product to third parties. The Company has entered into an agreement in 2005 with third parties that purchase defective product, take the defective product from certain retail customers, inspect and repair as required, re-box and sell as reconditioned products. Previously, the Company refurbished returned product.

     We estimate warranty costs and defective returns utilizing historical failure and defective return rates, which may or may not be indicative of future rates, as the starting point in the calculation before making adjustments based on new information. The estimate for warranty obligations and defective returns is a critical accounting estimate for the HVACR segment.

     Over the past three years, warranty and defective return costs represented approximately 5.9% of sales for the HVACR segment. Each quarter, the Company reevaluates its estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates. Beginning in late 2005, the Company began a program whereby the Company accepted a lower selling price for certain customers in exchange for eliminating the ability to return defective products to the Company. For this program, the Company deducts from the invoice an agreed amount at the time the sale is recorded in lieu of return of defective products.

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

     The Company estimates a provision for sales allowances and for returns at the time of sale based on consideration of a number of factors including historical experience, customer buying patterns and programs, and information with respect to customer inventory levels. The Company's sales of room air conditioners are seasonal and, with the exception of certain significant customers, the Company generally does not allow its customers the right of return of unsold product at the end of the selling season. For such significant customers, the Company has a process of estimating potential end of season returns based upon a review of customer inventory levels, taking into account actual and expected sell-through of product during the summer season.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     From time to time, the Company engages in hedging currency exchange rates. The impact of exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time we engage in hedging activities in an effort to mitigate the impact of certain exchange rate fluctuations, excluding China. Currently, it is prohibitive to hedge against the Chinese currency. However, we cannot assure that any hedging transactions we enter into will be effective or will not result in foreign exchange hedging loss.

     The Company also has variable-interest rate loans. A 100 basis point increase in interest rates would have increased annual interest expense by $0.8 million in 2005 on variable debt at the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company at December 31, 2005 and 2004, four months ended December 31, 2003, and twelve months ended August 31, 2003, the notes to the financial statements, and the reports of the Company's independent registered public accounting firms are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In the fourth quarter of 2005, the Company engaged UHY LLP ("UHY") as its independent registered public accounting firm for the year ending December 31, 2005 and for the quarterly periods in 2005. During 2005, there were no disagreements between the Company and UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused UHY to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements for such periods. During 2005, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

     On April 14, 2005, Deloitte & Touche LLP ("Deloitte") informed the Company that it would not stand for reappointment as the Company's independent registered public accounting firm for the year ending December 31, 2005 or for any of the quarterly reporting periods in 2005. Deloitte was engaged to audit the Company's financial statements as of December 31, 2003, for the transition period from September 1, 2003 through December 31, 2003, and the financial statements as of and for the year ended December 31, 2004, including reporting on management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

     During each of the fiscal years ended December 31, 2004 and August 31, 2003, the four-month period ended December 31, 2003, and the subsequent period from January 1, 2005 through September 30, 2005, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements for such periods.

     During each of the fiscal years ended December 31, 2004 and August 31, 2003, the four-month period ended December 31, 2003, and the subsequent period from January 1, 2005 through September 30, 2005, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K except that Deloitte disclaimed an opinion on management's process of evaluating the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and issued an adverse opinion with respect to the operating effectiveness of internal control over financial reporting as of December 31, 2004.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (December 31, 2005). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that because of the material weaknesses described below, the Company's disclosure controls and procedures were not effective as of December 31, 2005.

     Managements Actions Regarding Deficiencies. To address the deficiencies described below, the Company performed additional analyses and other post-closing procedures to ensure that the Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements filed fairly present in all material respects the Company's financial position, results of operations, and cash flows for the periods presented.

     Management's Report on Internal Control Over Financial Reporting in 2005. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management, including the principal executive officer and principal financial officer, has conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

     An internal control material weakness is a significant deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, Fedders' management identified control deficiencies in the following areas:

     - The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure. This material weakness was a key factor in the development of other material weaknesses described below. Principal contributing factors included the turnover of employees in key financial reporting positions, ineffective communication of accounting policies and procedures, inadequate accounting and finance resources, inefficient accounting processes, a complex accounting entity structure, and an inefficient and ineffective account reconciliation and closing process. In addition, the Company's internal audit function was primarily dedicated to Sarbanes-Oxley implementation and, thus, could not provide the appropriate level of operational and financial audits which are important functions in preventing and detecting fraud.

     - The Company's design and operation of controls over the accounting closing and reporting process are not effective due to lack of timely and complete preparation of account analyses and reconciliations, a lack of appropriate review of account reconciliations and supporting analyses and errors in account balance classifications. The result of this control deficiency was a number of year-end audit adjustments to the Company's financial statements as of and for the year ended December 31, 2005, and various accounts were adjusted as a result. This is a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     - Fedders' controls over the process for recording and approving journal entries was ineffective as a result of a lack of appropriate evidence of journal entry review and approval. In addition, numerous instances occurred in which journal entries were not adequately documented and supported. There were also instances that identified adjusting entries were not made or were recorded incorrectly. The result was a number of year-end audit adjustments to the Company's financial statements. This deficiency constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     - The Company's controls over the tax function were ineffective. Fedders' tax department lacked the resources necessary to assure the accuracy and completeness of the preparation and approval of the Company's income tax provision and related tax balances. As a result of this deficiency, an increased valuation allowance offsetting deferred income tax assets was recorded in the third quarter of 2005. Further this control deficiency could result in a material misstatement of the tax provision and deferred tax accounts in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     - Fedders' controls over selection and application of accounting principles were ineffective. Specifically, we did not maintain effective controls over the application of purchase accounting as it related to the acquisition of Islandaire. As a result an audit adjustment was recorded in the year end financial statements affecting depreciation and property and equipment. This deficiency constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     - The Company's controls over the segregation of duties were ineffective due to turnover of employees in key financial reporting positions and a minimal level of accounting and finance resources. No adjustments have been identified to have been caused by this issue. However, we believe the lack of sufficient separation of duties constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     - Fedders' information technology general controls were ineffective as to access controls, change management, and computer operations. There were also inadequate controls over spreadsheet preparation and security. No adjustments have been identified to have been caused by this issue. However, we believe the lack of information technology general controls constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     As a result of the aforementioned material weaknesses the Company has concluded that it did not maintain effective internal controls over financial reporting as of December 31, 2005 based on the criteria in the Internal Control-Integrated Framework.

     Management has excluded from its report Fedders Islandaire, Inc. ("Islandaire"), an entity acquired on March 7, 2005, that was not required to be assessed in 2005. The Company's consolidated revenues for the year ended December 31, 2005 were $297.7 million, and Islandaire represented $23.6 million. The Company's total assets as of December 31, 2005 were $331.1 million, and Islandaire represented $22.4 million.

     Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Fedders Corporation

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting in 2005, that Fedders Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in Management's Assessment, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).

     Management excluded from their assessment the internal control over financial reporting at Fedders Islandaire, Inc. which was acquired on March 7, 2005 and whose financial statements reflect total assets and revenues representing 6.8% and 7.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

  CONTROL ENVIRONMENT

     The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure. This material weakness was a key factor in the development of other material weaknesses described below. Principal contributing factors included the turnover of employees in key financial reporting positions, ineffective communication of accounting policies and procedures, inadequate accounting and finance resources, inefficient accounting processes, a complex accounting entity structure, and an inefficient and ineffective account reconciliation and closing process. In addition, the Company's internal audit function was primarily dedicated to Sarbanes-Oxley implementation and, thus, could not provide the appropriate level of operational and financial audits which are important functions in preventing and detecting fraud.

  THE CLOSING AND REPORTING PROCESS

     The Company's design and operation of controls over the accounting closing and reporting process are not effective due to lack of timely and complete preparation of account analyses and reconciliations, a lack of appropriate review of account reconciliations and supporting analyses and errors in account balance classifications. The result of this control deficiency was a number of year-end audit adjustments to the Company's financial statements as of and for the year ended December 31, 2005, and various accounts were adjusted as a result. This is a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

  INADEQUATE CONTROLS OVER JOURNAL ENTRIES

     Fedders' controls over the process for recording and approving journal entries was ineffective as a result of a lack of appropriate evidence of journal entry review and approval. In addition, numerous instances occurred in which journal entries were not adequately documented and supported. There were also instances that identified adjusting entries were not made or were recorded incorrectly. The result was a number of year-end audit adjustments to the Company's financial statements. This deficiency constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

  CONTROLS OVER TAX REPORTING

     The Company's controls over the tax function were ineffective. Fedders' tax department lacked the resources necessary to assure the accuracy and completeness of the preparation and approval of the Company's income tax provision and related tax balances. As a result of this deficiency, an increased valuation allowance offsetting deferred income tax assets was recorded in the third quarter of 2005. Further this control deficiency could result in a material misstatement of the tax provision and deferred tax accounts in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

  SELECTION AND APPLICATION OF ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA

     Fedders' controls over selection and application of accounting principles were ineffective. Specifically, the Company did not maintain effective controls over the application of purchase accounting as it related to the acquisition of Islandaire. As a result an audit adjustment was recorded in the year end financial statements affecting depreciation and property and equipment. This deficiency constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

  SEGREGATION OF DUTIES

     The Company's controls over the segregation of duties were ineffective due to turnover of employees in key financial reporting positions and a minimal level of accounting and finance resources. No adjustments have been identified to have been caused by this issue. However, the Company believes the lack of sufficient separation of duties constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

  CONTROLS OVER IT

     Fedders' information technology general controls were ineffective as to access controls, change management, and computer operations. There were also inadequate controls over spreadsheet preparation and security. No adjustments have been identified to have been caused by this issue. However, The Company believes the lack of information technology general controls constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 30, 2006 on those financial statements.

     In our opinion, management's assessment that Fedders Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Fedders Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ UHY LLP

New York, New York
March 30, 2006

     Changes In Internal Control Over Financial Reporting. Management completed its assessment of internal controls for the year ended December 31, 2005. This was done after completing its 2004 assessment in September 2005 and filing its Report on Form 10-K for the year ended December 31, 2004 on September 30, 2005. The Company engaged new auditors, UHY LLP, in November 2005, because Deloitte & Touche elected not to stand for reappointment in 2005. As a result of the lateness described above, the Company also began its remediation efforts for material weaknesses identified in the 2004 assessment process later than would be ideal during 2005.

     Management, with oversight from the Audit Committee, has been addressing each of the issues identified in the December 31, 2005 Form 10-K, and is committed to effectively remediating known weaknesses as expeditiously as possible. The Company's remediation efforts during the fiscal quarter ended December 31, 2005 have made progress in changing internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, in areas identified as having a material weakness in management's 2004 assessment. Some of the changes described below were made late in 2005 because of the late start in the remediation process. As a result, the time period required for the newly-created internal controls discussed below to be considered effective for satisfying the 2005 testing may have been too short for the Company to put in place its new controls.

     As of the date of this filing, the Company's remediation includes the following:

     The conclusion of management's assessment of internal controls as of and for the year ended December 31, 2005 was that the Company's control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure.

     STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a.) In October 2005, the Company engaged GR Consulting Group to assist management in its assessment of internal controls and in the remediation of material weaknesses.

     b.) In November 2005, a Corporate Controller was hired with a strong background and expertise in Generally Accepted Accounting Principles and in SEC financial reporting.

     c.) Also in November 2005, a new position, Vice President of Financial
         Analysis was created to provide additional analytical resources.

     d.) The Corporate Controller has initiated regular corporate-wide meetings of divisional controllers and other financial managers to effectively communicate accounting policies and procedures, process improvements, and change management.

     e.) Effective in 2006, the Company is establishing new more efficient accounting processes and simplifying its complex accounting entity structure, which will free up resources to accelerate the closing process and reconcile accounts.

     f.) With the assessment process completed on a timely basis for the year ended December 31, 2005, the Company will be better able to manage resources dedicated to material weakness remediation and performing important functions in preventing and detecting fraud and in preventing other material weaknesses.

     The following section lists specific control issues and corrective steps taken as of the date of this filing.

     The Company's design and operation of controls over the accounting closing and reporting process are not effective due to lack of timely and complete preparation of account analyses and reconciliations, a lack of appropriate review of account reconciliations and supporting analyses and errors in account balance classifications.

STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a.) A detailed schedule of due dates was established that includes dates for key account analyses and reconciliation for which evidence of review and approval is required. The schedule takes into consideration financial statement filing requirements, and requires that key analyses to be completed in a timely manner, while best utilizing accounting resources available.

     Fedders' controls over the process for recording and approving journal entries was ineffective as a result of a lack of appropriate evidence of journal entry review and approval. In addition, numerous instances occurred in which journal entries were not adequately documented and supported. There were also instances that identified adjusting entries were not made or were recorded incorrectly.

STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a.) A policy was instituted requiring the appropriate evidence of review and approval on manual journal entries prior to being recorded as well as the quarterly testing of manual entries.

     The Company's controls over the tax function were ineffective. Fedders' tax department lacked the resources necessary to assure the accuracy and completeness of the preparation and approval of the Company's income tax provision and related tax balances.

STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a.) In 2006, the Company plans to engage a third party with technical expertise in the tax function to provide an independent review of tax accounts, including deferred income taxes, and deferred income tax valuation accounts.

     Fedders' controls over selection and application of accounting principles were ineffective.

STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a.) In November 2005, a Corporate Controller was hired with a strong background and expertise in generally accepted accounting principles and in SEC financial reporting, and he will oversee the selection and application of accounting principles.

     The Company's controls over the segregation of duties were ineffective due to turnover of employees in key financial reporting positions and a minimal level of accounting and finance resources.

STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a.) The Company has identified segregation of duties deficiencies. Where an effective compensating control does not exist, the deficiency has been assigned for corrective action and management oversight. Remediation of these deficiencies, including those related to information systems and tax, are expected to be complete and tested early in 2006.

     Fedders' information technology general controls were ineffective as to access controls, change management, and computer operations. There were also inadequate controls over spreadsheet preparation and security.

STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a) After having made numerous acquisitions over the past several years and with each of the newly acquired companies having different systems, the company has performed a thorough assessment of the access controls, change management, and computer operations. Early in 2006, the Company will be developing a standard set of policies and procedures over these areas.

     b) As part of management's risk assessment during 2005, all spreadsheets with a financial impact were identified and internal controls related to the spreadsheets were evaluated and strengthened, where required. This will be tested early in 2006.

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

ITEM 9B.  OTHER INFORMATION

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 20, 2006, which section is incorporated herein by reference. For information with respect to executive officers, see Part I, hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     See the section entitled "Executive Compensation" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 20, 2006, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     See the sections entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 20, 2006, which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section entitled "Election of Directors" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 20, 2006, which section is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     See the section entitled "Audit Committee Approval Policies" in the Company's Proxy Statement, to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 20, 2006, which section is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     (a) 1.  Financial Statements

     The following Consolidated Financial Statements of the Company and its subsidiaries are included:

                                                              PAGE #
                                                              ------
Consolidated Statements of Operations for the years ended
  December 31, 2005 and 2004, four months ended December 31,
  2003, and for the fiscal year ended August 31, 2003.......     41
Consolidated Balance Sheets at December 31, 2005 and 2004...     42
Consolidated Statements of Cash Flows for the years ended
  December 31, 2005 and 2004, four months ended December 31,
  2003, and for the fiscal year ended August 31, 2003.......     43
Consolidated Statements of Stockholders' Equity/(Deficit)
  for the years ended December 31, 2005 and 2004, four
  months ended December 31, 2003, and for the fiscal year
  ended August 31, 2003.....................................     44
Notes to Consolidated Financial Statements..................  45-82
Reports of Independent Registered Public Accounting Firms
  UHY LLP...................................................     83
  Deloitte & Touche LLP.....................................     84

     (a) 2.  Financial Statement Schedule

     All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

     (a) 3.  Exhibits

 (3)  (i)   Restated Certificate of Incorporation of the Company filed as Exhibit (A) to Annex (A) of the Company's Proxy
            Statement/Prospectus dated January 9, 2002 and incorporated herein by reference.
      (ii)  By-Laws of the Company, filed as Exhibit 3 (ii) to the
            Company's Annual Report on Form 10-K for fiscal year ended
            August 31, 2002, and incorporated herein by reference.
 (4)  (i)   Registration statement on Form S-4 filed with the Securities and Exchange Commission on May 28, 2004 and incorporated
            herein by reference.
      (ii)  First Supplemental Indenture and Waiver dated September 13,
            2005, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 14, 2005 and incorporated herein by reference.
(10)  (i)   Stock Option Plan VIII, filed as Annex F to the Company's
            Proxy Statement -- Prospectus dated May 10, 1996 and
            incorporated herein by reference.
      (ii)  Employment Agreement between the Company and Sal Giordano,
            Jr. effective December 14, 2001, filed as Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference.
      (iii) Amended and Restated Loan and Security Agreement among
            Fedders Corporation and certain subsidiaries and Wachovia
            Bank, National Association, Wachovia Capital Markets, LLC.
            And The CIT Group Business Credit, Inc. dated January 31,
            2006 (portions omitted pursuant to a request for
            confidential treatment).
(21)        Subsidiaries.
(23)  (i)   Consent of UHY LLP.
(23)  (ii)  Consent of Deloitte & Touche LLP.
(31.1)      Certification pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.
(31.2)      Certification pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.
(32.1)      Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.
(32.2)      Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        FOUR MONTHS    FISCAL YEAR
                                                           YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   AUGUST 31,
                                                              2005           2004           2003          2003
                                                          ------------   ------------   ------------   -----------
                                                              (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Net sales...............................................    $297,716       $399,485       $ 51,571      $409,911
Cost of sales...........................................     258,040        344,035         45,773       321,547
                                                            --------       --------       --------      --------
Gross profit............................................      39,676         55,450          5,798        88,364
  Selling, general, and administrative expense..........      71,049         71,815         22,458        58,496
  Asset impairment, employee severance and other
    restructuring charges/(credits).....................      21,396           (842)            --          (115)
  (Gain)/loss on sale of joint venture interest.........          --             --           (638)           --
                                                            --------       --------       --------      --------
Operating income/(loss).................................     (52,769)       (15,523)       (16,022)       29,983
Partners' net interest in joint venture results (JV
  loss)/JV profit.......................................         637           (141)        (1,302)           96
Interest expense (net of interest income of $576, $196,
  $146 and $1,409)......................................      22,298         20,066          5,982        18,476
Loss on debt extinguishment.............................          --          8,075             --            --
Other (income)/expense..................................       1,013         (1,910)          (266)         (487)
                                                            --------       --------       --------      --------
Income/(loss) from continuing operations before taxes...     (75,443)       (41,895)       (23,040)       12,090
Income tax expense/(benefit)............................         114        (14,694)        (7,493)        3,899
                                                            --------       --------       --------      --------
Net income/(loss) from continuing operations before
  cumulative effect of a change in accounting
  principle.............................................     (75,557)       (27,201)       (15,547)        8,191
Discontinued operations:
    Income/(loss) net of taxes of $53, $589, $132, and
      $326..............................................       2,100          1,094            246           605
    Gain/(loss) on sale of Melcor net of taxes of
      zero..............................................      11,376             --             --            --
                                                            --------       --------       --------      --------
    Income/(loss) from discontinued operations..........      13,476          1,094            246           605
Cumulative effect of a change in accounting principle...          --             --             --       (11,906)
                                                            --------       --------       --------      --------
Net income/(loss).......................................     (62,081)       (26,107)       (15,301)       (3,110)
Preferred stock dividends...............................       4,436          4,020            484           618
                                                            --------       --------       --------      --------
Net income/(loss) applicable to common stockholders.....    $(66,517)      $(30,127)      $(15,785)     $ (3,728)
                                                            ========       ========       ========      ========
Basic and diluted earnings/(loss) per common share:
  Continuing operations before cumulative effect of a
    change in accounting principle, less preferred stock
    dividends...........................................    $  (2.61)      $  (1.02)      $  (0.53)     $   0.25
  Discontinued operations...............................        0.44           0.03           0.01          0.02
  Cumulative effect of a change in accounting
    principle...........................................          --             --             --         (0.39)
                                                            --------       --------       --------      --------
  Basic/diluted earnings/(loss) per common share........    $  (2.17)      $  (0.99)      $  (0.52)     $  (0.12)
                                                            ========       ========       ========      ========
Weighted average shares:
  Basic.................................................      30,629         30,466         30,179        30,638
  Diluted...............................................      30,629         30,466         30,179        30,704
Dividends per share declared:
  Common Stock..........................................    $   0.06       $   0.12       $   0.03      $   0.12
  Class B Stock.........................................        0.06           0.12           0.03          0.12
  Preferred Stock.......................................       1.075           2.15         0.5375        1.6125

        See accompanying notes to the consolidated financial statements.

                              FEDDERS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                               (AMOUNTS IN THOUSANDS
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 14,417     $ 22,783
  Accounts receivable (less allowances of $3,928 and $3,278
    at December 31, 2005 and 2004, respectively)............     42,157       26,933
  Inventories...............................................     74,313      130,577
  Deferred income taxes.....................................      3,882        8,827
  Assets held for sale......................................        843           --
  Other current assets......................................      6,333       10,389
  Current assets of discontinued operations.................         --        4,273
                                                               --------     --------
Total current assets........................................    141,945      203,782
Net property, plant and equipment...........................     44,543       58,565
Deferred income taxes.......................................     21,629       22,263
Goodwill....................................................     87,725       77,937
Other intangible assets.....................................      4,726          261
Other assets................................................     30,486       36,099
Non-current assets of discontinued operations...............         --        3,290
                                                               --------     --------
TOTAL ASSETS................................................   $331,054     $402,197
                                                               ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
  Short-term notes..........................................   $ 56,740     $ 57,571
  Current portion of long-term debt.........................      2,470        1,522
  Accounts payable..........................................     43,961       47,955
  Accrued expenses..........................................     40,519       40,029
  Current liabilities of discontinued operations............         --        1,468
                                                               --------     --------
Total current liabilities...................................    143,690      148,545
Long-term debt..............................................    158,113      160,286
Other long-term liabilities.................................     24,952       29,703
Partners' interest in joint ventures........................      4,361        3,994
Non-current liabilities of discontinued operations..........         --        1,463
                                                               --------     --------
Total liabilities...........................................    331,116      343,991
                                                               --------     --------
Stockholders' equity/(deficit):
Preferred Stock, $0.01 par value, 15,000 shares authorized,
  2,127 and 1,870 issued at December 31, 2005 and 2004,
  respectively..............................................         21           19
Common Stock, $0.01 par value, 70,000 shares authorized,
  36,816 and 36,528 issued at December 31, 2005 and 2004,
  respectively..............................................        367          365
Class B Stock, $0.01 par value, 5,000 shares authorized,
  2,492 and 2,493 issued at December 31, 2005 and 2004,
  respectively..............................................         25           25
Additional paid-in capital..................................    115,523      108,363
Retained earnings/(deficit).................................    (76,235)     (10,176)
Accumulated other comprehensive income/(loss)...............        (92)        (676)
Deferred compensation.......................................       (483)        (526)
Treasury stock, at cost, 8,521 shares of Common Stock at
  December 31, 2005 and 2004................................    (39,188)     (39,188)
                                                               --------     --------
Total stockholders' equity/(deficit)........................        (62)      58,206
                                                               --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)........   $331,054     $402,197
                                                               ========     ========

        See accompanying notes to the consolidated financial statements.

                              FEDDERS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOUR MONTHS    FISCAL YEAR
                                                               YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   AUGUST 31,
                                                                  2005           2004           2003          2003
                                                              ------------   ------------   ------------   -----------
                                                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)...........................................    $(62,081)     $ (26,107)      $(15,301)     $ (3,110)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization.............................      11,443         11,029          3,413         9,543
  Amortization of deferred financing charges................         847            436            210           630
  (Gain)/loss on sale of Melcor and joint venture
    interest................................................     (11,376)            --           (638)           --
  Asset impairment charge...................................      19,331             --             --        11,906
  Deferred income taxes.....................................        (119)       (16,301)            --         4,341
  Stock compensation (income)/expense.......................         270           (714)         2,256           147
  Loss on debt extinguishments..............................          --          8,075             --            --
  Partners' net interest in joint venture results(a)........        (637)           220          1,355            14
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable.......................................     (12,754)         4,176         21,417       (19,410)
  Inventories...............................................      58,568         15,925        (66,538)      (30,368)
  Other current assets......................................       4,452         17,799         (5,993)       (7,899)
  Other assets..............................................      (2,036)         1,220            (95)        2,121
  Income taxes payable......................................        (111)           586         (5,452)         (503)
  Accounts payable..........................................      (7,026)       (39,034)        30,395        14,924
  Accrued expenses..........................................      (1,497)          (832)       (24,412)       27,317
  Other long-term liabilities...............................       1,195           (775)           984        (2,920)
  Other.....................................................       1,038          1,380           (326)         (183)
                                                                --------      ---------       --------      --------
Net cash provided by/(used in) operating activities.........        (493)       (22,917)       (58,725)        6,550
                                                                --------      ---------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..................      (7,982)        (6,831)        (2,116)       (7,271)
Disposal of property, plant and equipment...................         108          1,620             --         1,236
Sale of Melcor..............................................      17,124             --             --            --
(Investment in)/sale of joint venture.......................          --         (1,029)         1,561            --
Acquisition of businesses, net of cash acquired.............      (9,426)        (7,814)            --        (1,333)
                                                                --------      ---------       --------      --------
Net cash provided by/( used in) investing activities........        (176)       (14,054)          (555)       (7,368)
                                                                --------      ---------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term notes..............      (2,596)        27,125         22,926        (2,309)
Repayments of long-term debt................................      (1,707)        (3,426)        (2,300)       (4,087)
Proceeds from long-term borrowing...........................          --          2,500             --         1,000
Proceeds from stock options exercised.......................          --            117          1,709            30
Cash dividends..............................................      (3,978)        (7,672)        (2,383)       (4,126)
Net proceeds from issuance of 9 7/8% Senior Notes...........          --        150,245             --            --
Repayment of 9 3/8% Senior Subordinated Notes...............          --       (150,000)            --            --
Call premium and deferred financing charges.................          --        (10,356)            --            --
Proceeds from stock rights offering.........................          --         28,323             --         6,167
Cost of offerings and recapitalization......................          --           (221)           (24)       (1,401)
                                                                --------      ---------       --------      --------
Net cash provided by/(used in) financing activities.........      (8,281)        36,635         19,928        (4,726)
                                                                --------      ---------       --------      --------
Effect of exchange rate changes on cash.....................         584          1,076            493          (933)
                                                                --------      ---------       --------      --------
Net increase/(decrease) in cash and cash equivalents........      (8,366)           740        (38,859)       (6,477)
Cash and cash equivalents at beginning of year..............    $ 22,783      $  22,043       $ 60,902      $ 67,379
                                                                --------      ---------       --------      --------
Cash and cash equivalents at end of year....................    $ 14,417      $  22,783       $ 22,043      $ 60,902
                                                                ========      =========       ========      ========
SUPPLEMENTAL DISCLOSURE:
  Net interest paid.........................................    $ 20,949      $  18,332       $    881      $ 18,345
  Income taxes paid.........................................         460          1,240            223           970
  Property, plant and equipment contributed to joint
    ventures................................................          --            658             --           340
  Preferred and common stock issued for the Islandaire
    acquisition.............................................       6,747             --             --            --
  Restricted common stock issued to officer.................         227             --            855            --
  (a) Melcor joint venture income/(loss) to reconcile
    between income statement and cash provided by/(used in)
    operating activities....................................          --            (79)            53           110

        See accompanying notes to the consolidated financial statements.

                              FEDDERS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

                                                                                        FOUR MONTHS    FISCAL YEAR
                                                           YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   AUGUST 31,
                                                              2005           2004           2003          2003
                                                          ------------   ------------   ------------   -----------
                                                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
PREFERRED STOCK
  Balance at beginning of period........................    $     19       $      7       $      7      $     --
  Issuance of shares upon exchange offer................          --             --             --             4
  Stock rights subscribed...............................          --             12             --             3
  Issuance of shares in Islandaire acquisition..........           2             --             --            --
                                                            --------       --------       --------      --------
  Balance at end of period..............................    $     21       $     19       $      7      $      7
                                                            ========       ========       ========      ========
COMMON STOCK
  Balance at beginning of period........................    $    365       $    364       $    353      $    382
  Stock options exercised...............................          --              1              9            --
  Restricted stock granted..............................           1             --              2            --
  Issuance of shares in Islandaire acquisition..........           1             --             --            --
  Exchange of shares upon Preferred Stock exchange
    offer...............................................          --             --             --           (29)
                                                            --------       --------       --------      --------
  Balance at end of period..............................    $    367       $    365       $    364      $    353
                                                            ========       ========       ========      ========
CLASS B STOCK
  Balance at beginning and end of period................    $     25       $     25       $     25      $     25
                                                            ========       ========       ========      ========
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period........................    $108,363       $ 80,680       $ 74,025      $ 68,870
  Stock options exercised...............................          --            117          3,565            30
  Restricted stock granted..............................         226             --            854            --
  Cost of offerings.....................................          --           (221)           (20)       (1,401)
  Stock option repricing and valuation..................          --           (714)         2,256           147
  Effect of exchange offer..............................          --             --             --            23
  Proceeds from rights offering.........................          --         28,312             --         6,167
  Issuance of shares in Islandaire acquisition..........       6,743             --             --            --
  Other.................................................         191            189             --           189
                                                            --------       --------       --------      --------
  Balance at end of period..............................    $115,523       $108,363       $ 80,680      $ 74,025
                                                            ========       ========       ========      ========
RETAINED EARNINGS (DEFICIT)
  Balance at beginning of period........................    $(10,176)      $ 23,603       $ 40,179      $ 47,551
  Net (loss) income.....................................     (62,081)       (26,107)       (15,301)       (3,110)
  Dividends.............................................      (3,978)        (7,672)        (1,275)       (4,262)
                                                            --------       --------       --------      --------
  Balance at end of period..............................    $(76,235)      $(10,176)      $ 23,603      $ 40,179
                                                            ========       ========       ========      ========
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of period........................    $   (676)      $ (1,752)      $ (2,245)     $ (1,312)
  Foreign currency translation adjustment, net of tax...         584          1,076            493          (933)
                                                            --------       --------       --------      --------
  Balance at end of period..............................    $    (92)      $   (676)      $ (1,752)     $ (2,245)
                                                            ========       ========       ========      ========
DEFERRED COMPENSATION
  Balance at beginning of period........................    $   (526)      $   (789)      $    (94)     $   (376)
  Restricted stock granted..............................        (227)            --           (855)           --
  Amortization of deferred compensation.................         270            263            160           282
                                                            --------       --------       --------      --------
  Balance at end of period..............................    $   (483)      $   (526)      $   (789)     $    (94)
                                                            ========       ========       ========      ========
TREASURY STOCK
  Balance at beginning of period........................    $(39,188)      $(39,188)      $(37,322)     $(37,322)
  Shares relinquished or purchased......................          --             --         (1,866)           --
                                                            --------       --------       --------      --------
  Balance at end of period..............................    $(39,188)      $(39,188)      $(39,188)     $(37,322)
                                                            ========       ========       ========      ========

        See accompanying notes to the consolidated financial statements.

                              FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET DATA)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fedders Corporation (the "Company") is a leading global manufacturer and marketer of heating and cooling products, air cleaners, dehumidifiers and humidifiers.

FISCAL YEAR

     On August 26, 2003, the Company's Board of Directors changed the Company's fiscal year end from August 31 to December 31.

OPERATIONS AND FINANCING

     The Company has incurred operating losses and used cash in its operations and for investment in the periods ended December 31, 2005 and 2004, and in the four month period ended December 31, 2003, requiring the Company to utilize higher levels of its short-term borrowing facilities to fund ongoing operations. In an effort to increase operating efficiency, reduce costs, increase profitability, and enhance liquidity, management implemented a restructuring plan during the fourth quarter of 2005. The restructuring involved , among other steps, ceasing manufacturing and refurbishing of room air conditioners in Effingham, Illinois; consolidating commercial air conditioner manufacturing from our Longview, Texas factory into our Orlando, Florida factory; consolidating air filtration manufacturing from our Albuquerque, New Mexico factory into our Sanford, North Carolina factory; consolidating air conditioner manufacturing in China from three factories to two factories; and consolidating all domestic warehousing from Company owned and third party warehouses into our Effingham, Illinois facility. In addition, the Company sold its Melcor, Inc. operation which was not considered a core business unit for $17,300 in cash, less a small temporary holdback of $200.

     In January, 2006, the Company secured a new revolving credit facility upon the expiration of its then-existing revolving credit facility with Wachovia Bank, NA. See Note 4, "Short-Term Borrowing".

     Management believes that through existing operations, as well as the steps outlined above, the Company's existing and future sources of cash, anticipated future earnings, and short-term borrowing capacity are adequate to meet the demands of its operations and its short and long-term credit requirements through December 31, 2006.

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

     In connection with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46R and if it is deemed to be a variable interest entity ("VIE"). If the entity is considered to be a VIE, the Company determines whether it would be considered the entity's primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity ("QSPE") upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating

                              FEDDERS CORPORATION
and financial policies of an investee in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

RECLASSIFICATIONS

     Certain previously reported amounts may have been reclassified to conform with the current period presentation.

DISCONTINUED OPERATIONS

     The consolidated statements of operations, consolidated balance sheets, and notes to the financial statements have been adjusted to reflect the accounts of Melcor Corporation, a subsidiary, as discontinued operations. Discontinued operations do not include an allocation of interest expense. The Company sold Melcor, which was not considered a core business, in October 2005.

REVENUE RECOGNITION

     Sales are recorded consistent with their related shipping terms upon the passing of title and the risks and rewards of ownership to the customer provided that the amount is fixed and determinable and collection of the related receivable is probable. For a majority of the Company's customers, title and the risks and rewards of ownership pass at the time of shipment. However, certain of the Company's sales are recorded at the time the products are delivered to the customers. Sales are recorded net of a provision for sales allowances, warranties and returns. Certain sales of Fedders Islandaire are accounted for using the percentage-of-completion calculated on a cost-to-cost method.

     The Company estimates a provision for sales allowances and for returns at the time of sale considering a number of factors including historical experience, customer buying patterns and programs, and information with respect to customer inventory levels. The Company's sales of room air conditioners are seasonal, and with the exception of certain significant customers, the Company generally does not allow its customers the right of return of unsold product at the end of the selling season. For such significant customers, the Company has a process of estimating potential end of season returns based upon a review of customer inventory levels, taking into account actual and expected sell-through of product during the summer season.

WARRANTY AND DEFECTIVE RETURN POLICY

     The Company's policy is to accrue the estimated cost of warranty coverage and defective returns at the time the sale is recorded. Each quarter, the Company reevaluates its estimate of warranty and defective return obligations including the assumptions about estimated failure and return rates. The Company uses historical failure and defective return rates, which may or may not be indicative of future rates, as the starting point in the calculation before making adjustments based on new information.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected in other comprehensive loss as a separate component of stockholders' equity/(deficit).

                              FEDDERS CORPORATION

COMPREHENSIVE INCOME/(LOSS)

                                                                                     FOUR MONTHS     FISCAL YEAR
                                                 YEAR ENDED        YEAR ENDED           ENDED           ENDED
                                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     AUGUST 31,
                                                 ___2005___           2004              2003            2003
                                               ---------------   ---------------   ---------------   -----------
Net income/(loss)............................     $(62,081)         $(26,107)         $(15,301)        $(3,110)
Other comprehensive income/(loss):
Foreign currency translation, net of tax.....          584             1,076               493            (933)
                                                  --------          --------          --------         -------
Comprehensive income/(loss)..................     $(61,497)         $(25,031)         $(14,808)        $(4,043)
                                                  ========          ========          ========         =======

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

     The Company carries its accounts receivable at the estimated net realizable value. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and a history of write-offs and collections. Where the Company is aware of a customer's inability to meet its financial obligations, the Company specifically provides for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company establishes allowances for bad debts based on an aging of accounts receivable and applying percentages based on historical experience related to aging categories. The Company generally does not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are reviewed regularly for collectability, and those deemed uncollectable are written off. Accounts receivable are expected to be collected within one business cycle.

     The following table shows changes in the allowance for doubtful accounts.

                                              BALANCE AT   ADDITIONS                         BALANCE AT
                                              BEGINNING    CHARGED TO                          END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS               OF PERIOD     EXPENSE     DEDUCTIONS   OTHER     PERIOD
-------------------------------               ----------   ----------   ----------   -----   ----------
For the year ended December 31, 2005........    $3,278       $3,391      $(3,294)    $553      $3,928
For the year ended December 31, 2004........    $1,795       $1,745      $  (238)    $(24)     $3,278
For the four months ended December 31,
  2003......................................    $1,940       $  (19)     $   (47)    $(79)     $1,795
For the fiscal year ended August 31, 2003...    $2,511       $  333      $  (978)    $ 74      $1,940

INVENTORIES

     Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write-downs are recorded in the period in which they are identified. Inventories consist of the following at December 31:

                                                               2005       2004
                                                              -------   --------
Finished goods..............................................  $52,395   $100,236
Work-in-process.............................................    2,694      2,643
Raw materials and supplies..................................   19,224     27,698
                                                              -------   --------
Total inventories...........................................  $74,313   $130,577
                                                              =======   ========

                              FEDDERS CORPORATION

OTHER CURRENT ASSETS

     Other current assets consist of the following at December 31:

                                                               2005     2004
                                                              ------   -------
VAT and other receivables...................................  $4,446   $ 8,343
Prepaid expenses............................................   1,887     2,046
                                                              ------   -------
Total other current assets..................................  $6,333   $10,389
                                                              ======   =======

PROPERTY, PLANT AND EQUIPMENT

     Replacements, betterments and additions to property, plant and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in cost of sales or selling, general and administrative expense, as appropriate. Net property, plant and equipment consist of the following at December 31.

                                                   ESTIMATED USEFUL
                                                         LIFE           2005       2004
                                                   ----------------   --------   --------
Land and improvements............................                     $  4,900   $  5,183
Buildings and leasehold improvements.............  10 to 30 years       35,952     42,649
Machinery and equipment..........................   3 to 12 years       71,083    100,365
                                                                      --------   --------
Property, plant and equipment -- gross...........                      111,935    148,197
Accumulated depreciation.........................                      (67,392)   (89,632)
                                                                      --------   --------
Net property, plant and equipment................                     $ 44,543   $ 58,565
                                                                      ========   ========

     At December 31, 2005, assets at the Company's Columbia, Tennessee facility totaling $843 were classified as "Assets Held for Sale". These assets were sold at their carrying value on February 3, 2006.

     At December 31, 2004, assets totaling $8,249 which were previously classified as "Assets Held for Sale" were reclassified as held and used and included in net property, plant and equipment due to the inability of the Company to complete the sale of its Walkersville, Maryland facility in accordance with the Company's original plans and expectations. The Company recorded an additional $1,032 of depreciation expense which represents the amount of depreciation expense that otherwise would have been recorded during the period that such asset was classified as held for sale. (see Note 14).

     Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. Depreciation expense for the years ended December 31, 2005 and 2004, four months ended December 31, 2003, and fiscal year ended August 31, 2003 was $10,645, $10,706, $3,314 and $9,112,
respectively.

     The Company, using estimates based on reasonable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate the carrying amount of its assets might not be recoverable and appropriately records any necessary adjustments. The Company recorded asset impairment charges in its restructuring (see Note 2).

GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company records the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. The Company adopted the provisions of SFAS No. 142 "Goodwill and Other

                              FEDDERS CORPORATION

Intangible Assets", as of September 1, 2002. Under SFAS No. 142, the Company ceased amortizing goodwill, but is required to test goodwill for impairment at least annually. In 2005, and to better coordinate with a prior change in fiscal year end, the Company elected to change its annual date of impairment testing from September 1 to October 1. This change enables the Company to use the budget for the next year which is a critical component of the testing process. Furthermore, the Company would now have adequate time to complete the testing before the next reporting period and would have quarterly data available which would facilitate testing. The Company identifies potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. The Company determines fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. The Company measures the amount of goodwill impairment loss by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the segment goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized as an operating expense.

     For fiscal 2003, the Company did not identify any impairment within its HVACR reporting segment but did recognize a non-cash goodwill impairment charge of $11,906 within its Engineered Products reporting segment. The projected financial performance of the Engineered Products reporting segment was insufficient to support the related goodwill. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of September 1, 2002.

     The Company completed its goodwill impairment test for 2005 and 2004, and no further impairment has been recognized.

     Goodwill and other intangible assets consist of the following.

                                                                   ENGINEERED
                                                          HVACR     PRODUCTS     TOTAL
                                                         -------   ----------   -------
Goodwill balance as of December 31, 2003...............  $70,133     $8,468     $78,601
Effect of foreign currency change......................     (664)        --        (664)
                                                         -------     ------     -------
Goodwill balance as of December 31, 2004...............  $69,469     $8,468     $77,937
Acquisition of Islandaire..............................    9,582         --       9,582
Effect of foreign currency change......................      460         --         460
Disposal and other.....................................     (175)       (79)       (254)
                                                         -------     ------     -------
Goodwill balance as of December 31, 2005...............  $79,336     $8,389     $87,725
                                                         =======     ======     =======

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2005              2004
                                                              ---------------   ---------------
Other intangible assets.....................................      $ 7,911           $ 1,716
Accumulated amortization....................................       (3,185)           (1,455)
                                                                  -------           -------
Other intangible assets -- net..............................      $ 4,726           $   261
                                                                  =======           =======

     Other intangible assets primarily relate to Fedders Islandaire and are being amortized over 2 -- 10 years. Amortization expense for the years ended December 31, 2005 and 2004, four months ended December 31, 2003 and fiscal year ended August 31, 2003 was $798, $204, $63, and $181, respectively. Estimated amortization expense for other intangibles will be approximately $766 for each of the next two years, $615 for year three, $530 for years four and five, and $1,519 thereafter.

                              FEDDERS CORPORATION

OTHER ASSETS

     Other assets consist of the following at December 31.

                                                               2005      2004
                                                              -------   -------
Note due from an executive officer (see Note 11)............  $ 6,000   $ 6,000
Unamortized deferred finance costs, amortized over the life
  of the debt...............................................    4,557     5,072
Cash surrender value of life insurance......................    7,399     7,501
Supplemental retirement assets..............................    8,622     8,301
Investment in unconsolidated joint ventures (see Note 12)...    3,454     7,971
Other.......................................................      454     1,254
                                                              -------   -------
Other assets................................................  $30,486   $36,099
                                                              =======   =======

ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31.

                                                               2005      2004
                                                              -------   -------
Warranty....................................................  $ 4,855   $ 6,868
Marketing programs..........................................    8,564     7,107
Salaries and benefits.......................................    9,554     9,848
Interest....................................................    5,617     5,143
Professional fees...........................................    3,319     1,173
Other.......................................................    8,610     9,890
                                                              -------   -------
Accrued expenses............................................  $40,519   $40,029
                                                              =======   =======

     The category marketing programs includes various sales and marketing programs. Accruals in this category are for expenses associated with product returns, customer discounts, financing support, sales incentives, and freight costs for product shipments. The costs associated with these accruals have been recognized in the period the revenues are reported.

     Advertising expenses are recognized in the period incurred and currently do not include any direct-response advertising or cooperative advertising. Advertising expense for the years ended December 31, 2005 and 2004, four months ended December 31, 2003, and fiscal year ended August 31, 2003 were $1,511, $2,849, $562, and $2,280, respectively.

OTHER LONG-TERM LIABILITIES

                                                               2005      2004
                                                              -------   -------
Deferred income tax.........................................  $ 4,944   $10,642
Warranty....................................................    2,639        --
Deferred retiree obligation.................................    8,384     9,474
Supplemental retirement.....................................    8,573     9,577
Other.......................................................      412        10
                                                              -------   -------
Other long-term liabilities.................................  $24,952   $29,703
                                                              =======   =======

                              FEDDERS CORPORATION

INCOME TAXES

     Deferred income taxes are provided to reflect the tax effects of temporary differences between assets and liabilities for financial reporting purposes and income tax purposes. Provisions are also made for U.S. income taxes on undistributed earnings of foreign subsidiaries not considered to be indefinitely reinvested (see Note 7).

SHIPPING AND HANDLING FEES AND COSTS

     Costs associated with the handling and warehousing of finished goods are charged to selling, general and administrative expense. Shipping and handling costs for the years ended December 31, 2005 and 2004, four months ended December 31, 2003, and fiscal year ended August 31, 2003 were $8,051, $8,717, $1,714, and
$5,785, respectively.

RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are charged to selling, general and administrative expense as incurred. Research and development costs for the years ended December 31, 2005 and 2004, four months ended December 31, 2003, and fiscal year ended August 31, 2003 were $8,652, $9,569, $2,762, and $8,858, respectively.

STOCK COMPENSATION

     The Company accounts for stock options issued to its employees under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in operating results for options granted, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

     The following table illustrates the effect on operating results and earnings per share if the Company had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                                     FOUR MONTHS     FISCAL YEAR
                                                 YEAR ENDED        YEAR ENDED           ENDED           ENDED
                                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     AUGUST 31,
                                                    2005              2004              2003            2003
                                               ---------------   ---------------   ---------------   -----------
Net income/(loss) income applicable to common
  stockholders as reported...................     $(66,517)         $(30,127)         $(15,785)        $(3,728)
Add stock-based employee compensation
  expense/(income) included in reported net
  income/(loss), net of related tax
  effects....................................          270              (464)            1,523              99
Deduct stock-based employee compensation
  expense determined under fair-value-based
  method for all awards, net of related tax
  effects....................................         (227)           (1,160)              (64)           (360)
                                                  --------          --------          --------         -------
Pro forma net income/(loss)..................     $(66,474)         $(31,751)         $(14,326)        $(3,989)
                                                  ========          ========          ========         =======
Net income/(loss) per common share:
  Basic and diluted -- as reported...........     $  (2.17)         $  (0.99)         $  (0.52)        $ (0.12)
  Basic and diluted -- pro forma.............     $  (2.17)         $  (1.04)         $  (0.47)        $ (0.13)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the

                              FEDDERS CORPORATION
reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

     Through certain subsidiary companies and joint venture agreements, the Company has operations in a number of countries, including China, India, Germany, the United Kingdom, and the Philippines. Approximately 68% of the Company's sales are products produced in our China factories.

     The Company's foreign operations, at times, may be adversely affected by changes in government policies such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports and sources of supply, duties or tariffs, the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of restrictions on currency conversion and remittances abroad and the expropriation of private enterprise. In addition, policy concerns particular to the United States with respect to a country in which the Company has operations could adversely affect the Company's operations in that country. During 2005, none of these conditions materially affected the Company's business or operations.

     The Company monitors its operations with a view to minimize the impact on its foreign investments and overall business that could arise as a result of the risks inherent in maintaining operations in foreign countries.

     On February 6, 2006, the New York Stock Exchange ("NYSE") notified Fedders that the Company is currently not in compliance with the NYSE's continuing listing standards. The Company is considered "below criteria" by the NYSE since, over a 30-day trading period, the Company's average global market capitalization was less than $75 million as of January 30, 2006 and the Company's stockholders' equity was less than $75 million reported in its third quarter Form 10-Q. Only one of these has to be satisfied. In accordance with NYSE rules, the Company submitted a business plan to the NYSE that demonstrates planned compliance with NYSE listing standards within 18 months.

EARNINGS PER SHARE

     Basic earnings/(loss) per common share are computed by dividing net income/
(loss) applicable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share are computed by adjusting outstanding shares assuming conversion of all potentially dilutive stock options. Due to their anti-dilutive effect, 1,128,750, 349,107, and 736,567 options were excluded from the computation of diluted loss per share for the years ended December 31, 2005 and 2004, and four months ended December 31, 2003. There were no options excluded for the fiscal year ended August 31, 2003. The computation of basic earnings/(loss) per common share and diluted earnings/(loss) per common share is as follows.

                                                                            FOUR MONTHS     FISCAL YEAR
                                         YEAR ENDED       YEAR ENDED           ENDED           ENDED
                                        DECEMBER 31      DECEMBER 31,      DECEMBER 31,     AUGUST 31,
                                            2005             2004              2003            2003
                                       --------------   ---------------   ---------------   -----------
Net income/(loss) applicable to
  common stockholders................     $(66,517)        $(30,127)         $(15,785)        $(3,728)
                                          ========         ========          ========         =======
Weighted average shares
  outstanding........................       30,629           30,466            30,179          30,638
Assumed conversion of stock
  options............................           --               --                --              66
                                          --------         --------          --------         -------
Dilutive average shares
  outstanding........................       30,629           30,466            30,179          30,704
                                          ========         ========          ========         =======
Earnings/(loss) per common share:
  Basic and diluted..................     $  (2.17)        $  (0.99)         $  (0.52)        $ (0.12)
                                          ========         ========          ========         =======

                              FEDDERS CORPORATION

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, short term notes and accrued expenses approximates fair value due to the short maturity of these instruments. At December 31, 2005 and 2004, the fair value of long-term debt (including current portion) is estimated to be $115,278 and $144,821, respectively, based on current market rates that could be obtained by the Company for similar debt.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The Company's use of derivative financial instruments is limited primarily to the use of forward foreign currency exchange contracts to mitigate certain foreign currency exchange rate risks relative to Canadian dollar receivables, Euro dollar payables, and Philippine peso payables. Such contracts are considered derivatives but are not designated as hedges. Any changes in fair value are recognized in other income/(expense) in the current period. The Company does not have any such contracts outstanding as of December 31, 2005 and 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of SFAS No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, the effect of applying FIN 47 would be recognized as a cumulative effect of a change in accounting principle. The provisions of FIN 47 did not have a material impact on the Company's financial condition or results of operations.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and SFAS No. 3. This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods' financial statements for changes in accounting principles. If it is impracticable to determine either the period-specific effects or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective in fiscal years beginning after December 15, 2005. We do not expect any impact on our financial position and results of operations.

                              FEDDERS CORPORATION

     In December 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, "Share-Based Payment," which replaces Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method. After a phase-in period for Statement No. 123R, pro forma disclosure will no longer be allowed. In the first quarter of 2005, the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

     The Company's effective date for implementation of SFAS 123R is January 1, 2006. The Company expects to use the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed.

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

     During 2005, the FASB issued the following three Staff Position Papers ("FSP's") providing guidance on the implementation of SFAS No. 123(R) "Share Based Payments": FSP SFAS No. 123(R) -- 1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R)"; FSP SFAS No. 123(R) -- 2, "Practical Accommodation to the Application of Grant Date as Defined in SFAS No. 123(R)"; and FSP SFAS No. 123(R) -- 3, "Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards". SFAS No. 123(R) is effective for the Company as of January 1, 2006.

     Statement 123R is effective for the Company as of January 1, 2006. The Company does not believe that SFAS No. 123R will have a material impact on its results of operations, financial position, or cash flows.

2. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING AND RELATED CHARGES

     In the fourth quarter of 2005, the Company completed its review of operational performance and expense structure, with the objective of aggressively identifying and implementing cost savings strategies. This process identified significant annual savings from closing and consolidating factories, offices, and warehouses to eliminate costs associated with underutilized facilities and to obtain better overhead absorption at other facilities. Several facility consolidations resulted in headcount reductions and impaired assets.

     Implementing the cost savings strategies resulted in charges for impaired property, plant, and equipment, joint venture investments, and other assets, severance costs, inventory write-downs, facility closing costs, net lease costs, and other restructuring charges directly related to the cost savings strategy. The total amount of the restructuring charges in 2005 was $22,706, with $1,310 included in cost of goods sold and $21,396 shown as restructuring expenses as a part of operating expenses. Of the total, $2,065 was a cash cost, primarily for severance, and $20,641 was a non-cash charge for asset impairment. As a result of the asset impairment, annual depreciation expense will be reduced by $2,386.

     In fiscal year 2001, the Company announced a plan to restructure its existing operations. A portion of this accrual remained in 2004 from this restructuring. In 2004, the Company conducted a detailed evaluation of the remaining restructuring accruals, as recent activities had been minimal. and the Company recorded a restructuring credit of $709 for reserves in excess of identified requirements in 2004.

                              FEDDERS CORPORATION

     The following table displays the activity and balances of the restructuring reserve account from December 31, 2004 to December 31, 2005:

                       DECEMBER 31,                                                                    DECEMBER 31,
                           2003       ADDITIONS   REVERSAL   CASH UTILIZATION   NON-CASH UTILIZATION       2004
                       ------------   ---------   --------   ----------------   --------------------   ------------
Workforce
  reductions.........     $  586        $  --      $(454)         $  --                $  --               $132
Facility closing
  costs..............        340           --       (292)            --                   --                 48
Other costs..........        214           --        (15)            --                   --                199
                          ------        -----      -----          -----                -----               ----
  Total..............     $1,140        $  --      $(761)         $  --                $  --               $379
                          ======        =====      =====          =====                =====               ====

                        DECEMBER 31,                                                                       DECEMBER 31,
                            2004         ADDITIONS   REVERSAL   CASH UTILIZATION   NON-CASH UTILIZATION        2005
                       ---------------   ---------   --------   ----------------   --------------------   ---------------
Workforce
  reductions.........       $132          $ 1,548     $(132)        $(1,548)             $     --               $--
Facility closing
  costs..............         48               --       (48)             --                    --                --
Asset impairments....         --           19,311        --              --               (19,311)               --
Excess inventory.....         --            1,310        --              --                (1,310)               --
Net lease costs......         --              537        --            (517)                   --                20
Other costs..........        199               --      (199)             --                    --                --
                            ----          -------     -----         -------              --------               ---
Total................       $379          $22,706     $(379)        $(2,065)             $(20,621)              $20
                            ====          =======     =====         =======              ========               ===

3.  CONTINGENCIES

     The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on its financial position, results of operations and cash flows.

4.  SHORT-TERM BORROWING

     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year, $75 million secured revolving credit facility. The Company reduced the amount of its revolver based on its anticipated borrowing needs. Availability under the new line of credit is based primarily on advance rates on accounts receivable and inventory in the U.S. and Canada. Financial covenants include an EBITDA test if availability under the line falls below $10 million after June, 2006. The credit facility is collateralized by substantially all of the Company's assets and is in effect until January 2011. The Company is no longer subject to minimum working capital or net worth covenants.

     At December 31, 2005 and 2004, the Company had $34,599 and $28,329 of short-term borrowing outstanding under its $100 million U.S. revolving credit facility with Wachovia Bank, NA (the "Senior Lender"). Availability under the revolving credit facility is based on accounts receivable and inventory and required maintenance of certain financial covenants. During 2005, as a result of the delay in filing its annual report on Form 10-K and quarterly reports on Form 10-Q for 2005, the Company was in default of its agreement with the Senior Lender related to a covenant requiring the Company to file these reports timely. The Company subsequently received a waiver of this default. (see Note 15.) By the terms of the waiver, the Company had to file its Form 10-K on or before September 30, 2005 and Forms 10-Q for the 2005 quarters on or before December 31, 2005. The Company filed all reports by the required dates.

                              FEDDERS CORPORATION

     The maximum amount outstanding under the credit facility was $73,139 during 2005 and $40,495 during fiscal 2004. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $48,557 and 5.6% in the year ended December 31, 2005 and $16,710 and 4.0% in the year ended December 31, 2004. The credit facility was collateralized by substantially all of the Company's assets and was in effect until February 2006. The rate of interest on the facility is prime rate or LIBOR plus 2%. The Company was required to pay a fee each month equal to one half of one percent (1/2 of 1%) per annum of the unused revolver amount based upon the average daily loan balance. At December 31, 2005, the weighted average interest rate on short-term domestic borrowings was 6.55%.

     At December 31, 2005 and 2004, certain foreign subsidiaries had short-term notes of $22,141 and $29,242, respectively, outstanding under loan agreements with various banks. The current notes bear interest ranging from 4.35% to 12.4% and expire no later than December 2006. A portion of these short-term notes were used to support production in China. At December 31, 2005 and 2004, the outstanding balance under these borrowing facilities was $18,185 and $26,741, respectively. The maximum amount outstanding under these credit facilities was $35,005 and $42,070, respectively, during 2005 and 2004. The average amount outstanding and average rate of interest charged on outstanding borrowings under these credit facilities were $26,518 and 4.90% in fiscal 2005. The average amount outstanding and average rate of interest charged on outstanding borrowings under these credit facilities were $28,477 and 4.93% during 2004. At December 31, 2005, the weighted average interest rate on short-term foreign borrowings was 5.59%.

5.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               DECEMBER 31      DECEMBER 31,
                                                                   2005             2004
                                                              --------------   ---------------
9 7/8% Senior Subordinated Notes due in 2014 ($155,000
  principal amount less unamortized discount of $4,201 and
  $4,515 as of December 31, 2005 and 2004, respectively)....     $150,799         $150,485
Promissory note payable to the State of Illinois............          929            1,294
Trion Industrial Revenue Bond...............................        3,200            3,200
Flag Bank...................................................           --              211
Eubank Manufacturing Enterprises, Inc. mortgage.............          525              721
Fedders Addison Company mortgage............................        2,214            2,500
Capital lease obligations...................................        2,916            3,397
                                                                 --------         --------
Total debt..................................................      160,583          161,808
Less current maturities.....................................        2,470            1,522
                                                                 --------         --------
Total long-term debt........................................     $158,113         $160,286
                                                                 ========         ========

     Aggregate amounts of long-term debt, excluding capital leases of $2,916, maturing in each of the years ending December 31 are as follows:

YEAR                                   2006   2007   2008   2009   2010   THEREAFTER    TOTAL
----                                   ----   ----   ----   ----   ----   ----------   --------
Amount...............................  $886   $898   $609   $313   $313    $154,648    $157,667

                              FEDDERS CORPORATION

     Aggregate future minimum rental payments under capital leases are as follows:

YEAR                                                           AMOUNT
----                                                           ------
2006........................................................   $1,898
2007........................................................      138
2008........................................................      128
2009........................................................      128
2010........................................................      128
Thereafter..................................................    1,073
                                                               ------
Total minimum lease payments................................    3,493
Less amount representing interest...........................      577
                                                               ------
Total obligation under capital leases.......................   $2,916
                                                               ======

     On June 24, 2005, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, received notice that FNA defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Subordinated Notes due 2014 (the "Senior Notes") were issued (the "Indenture") requiring the Company to file a timely Form 10-K for the year ended December 31, 2004. This delay in filing the Form 10-K also resulted in a default under FNA's agreement with Wachovia Bank, NA (the "Senior Lender"). On September 13, 2005, FNA received the written consent from holders of a majority in aggregate principal amount of the outstanding Senior Notes under the Indenture waiving the default in performance of this covenant and consenting to the adoption of the First Supplemental Indenture and Waiver (the "First Supplemental Indenture") among Fedders Corporation, Fedders North America, Inc., the Guarantors named in the Indenture (the "Guarantors") and U.S. Bank National Association, as Trustee (the "Trustee").

     In connection with the waiver of the default, the First Supplemental Indenture amended the Indenture as follows:

     - To include the Company under certain covenants of the Indenture;

     - To limit the Company, FNA and the Restricted Subsidiaries, as defined in the First Supplemental Indenture (the "Restricted Subsidiaries"), from making restricted payments, including any dividends, incurring debt obligations or making acquisitions during the Waiver Period. The Company suspended declaring dividends after the second quarter of 2005. The amount of unpaid dividends on the Company's Series A Cumulative Preferred Stock was $2,287, or $1.075 per preferred share, at December 31, 2005. The Company's First Supplemental Indenture limits dividend payments without sufficient consolidated net income beginning January 1, 2006.

     - To require the Company to enter into a pledge agreement pursuant to which it granted a second lien on the stock of Fedders International, Inc. to secure its obligations under its guarantee in the Indenture.

     In March 2004, Fedders North America, Inc., a wholly-owned subsidiary of the Company, issued $155,000 in principal amount of 9 7/8% Senior Notes due 2014 (the "Senior Notes"). The Company and all of the continuing subsidiaries of FNA are guarantors, on a senior basis, of the notes. FNA may redeem the notes on or after March 1, 2009 for a defined redemption price. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary. (see Note 15.)

     On February 6, 2004, FNA commenced a cash tender offer for any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 24, 1999, and any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 18, 1997 (collectively, the "Notes"). The total consideration offered in the tender was comprised of the tender offer consideration and a consent payment. The tender offer consideration was equal to $1,012.50 per $1,000 principal amount of Notes plus accrued and

                              FEDDERS CORPORATION
unpaid interest from the last interest payment up to, but not including, the settlement date. An additional consent fee was paid to holders who effectively consented to amend the Notes, in the amount of $20.00 per $1,000 principal amount of Notes. Loss on debt extinguishment of $8,075 was incurred as a result of the early retirement of debt, consisting of $4,848 of call premiums and $3,227 for the write-off of associated debt issuance costs and unamortized debt discount.

     The loan from the State of Illinois has an interest rate of 1%, is to be paid over the next three years, and is collateralized by a mortgage on the Company's Illinois facility.

     The Trion Industrial Revenue Bond is due in November 2011, bears interest at a variable rate which fluctuates in accordance with the Bond Market Association Index, and requires no principal payments until maturity. This bond is collateralized by Trion's Sanford, North Carolina facility, including real property and equipment.

     The Eubank Manufacturing Enterprises, Inc. promissory note due to Flag Bank was paid in August, 2005 and had a variable rate of interest, payable at the prime rate. The promissory note was collateralized by certain real property and equipment.

     The Eubank Manufacturing Enterprises Inc. mortgage with Bank One has an interest rate of 4.25%, is to be paid over the next three years and is collateralized by a mortgage on Eubank's facility.

     In December 2004, Fedders Addison Company obtained a $2,500 term loan with Wachovia Bank, NA. The loan is collateralized by a mortgage on real estate in Orlando, Florida and is to be paid over the next seven years. The rate of interest on the loan is the prime rate.

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

YEAR                      2006     2007     2008     2009     2010    THEREAFTER    TOTAL
----                     ------   ------   ------   ------   ------   ----------   -------
Amount.................  $5,991   $5,089   $4,802   $4,175   $3,685     $9,853     $33,595

     Total rent and licensing expense amounted to $7,097, $10,811, $1,671, and $8,556 for the years ended December 31, 2005 and 2004, four months ended December 31, 2003, and fiscal year ended August 31, 2003, respectively.

                              FEDDERS CORPORATION

7.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following components:

                                                                             FOUR MONTHS     FISCAL YEAR
                                         YEAR ENDED        YEAR ENDED           ENDED           ENDED
                                        DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     AUGUST 31,
                                            2005              2004              2003            2003
                                       ---------------   ---------------   ---------------   -----------
Current: Federal.....................       $  --           $    756           $(7,170)        $ (781)
          State......................         180                 34              (346)           142
          Foreign....................          53                817                23            197
                                            -----           --------           -------         ------
Total current........................         233              1,607            (7,493)          (442)
                                            -----           --------           -------         ------
Deferred: Federal....................          --            (15,500)               --          4,264
           State.....................         (70)              (617)               --             77
           Foreign...................         (49)              (184)               --             --
                                            -----           --------           -------         ------
Total deferred.......................        (119)           (16,301)               --          4,341
                                            -----           --------           -------         ------
Total................................       $ 114           $(14,694)          $(7,493)        $3,899
                                            =====           ========           =======         ======

     Deferred income tax assets and liabilities result from temporary differences between assets and liabilities for financial reporting and income tax purposes. The components are as follows at December 31.

                                                                2005      2004
                                                              --------   -------
Warranty....................................................  $  2,560   $ 2,399
Plant and equipment and depreciation........................    (3,408)   (9,093)
Employee benefit programs...................................     6,675     6,871
Inventory...................................................     3,455     3,754
Net operating loss and tax credit carry-forwards............    34,920    16,071
Restructuring...............................................        76       213
Other.......................................................      (233)    1,213
                                                              --------   -------
Total gross value...........................................    44,045    21,428
Valuation allowance.........................................   (23,478)     (980)
                                                              --------   -------
Total.......................................................  $ 20,567   $20,448
                                                              ========   =======

     At December 31, 2005 and 2004, $3,882 and $8,827 of current deferred tax assets were included in current assets, $21,629 and $22,263 of long-term deferred tax assets were included in non-current assets, and $4,944 and $10,642 of deferred income tax liabilities were included in other long-term liabilities.

     Based on Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company recorded a valuation allowance against deferred tax assets. Accordingly, the reported effective tax rate reflects only provisions for foreign and state income taxes. Management believes that with reversal of timing differences, sales of excess property, and expected increased profitability resulting from cost savings from the restructuring, the Company's deferred tax asset is recoverable in the near term.

                              FEDDERS CORPORATION

     The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following items.

                                                                                     FOUR MONTHS     FISCAL YEAR
                                                 YEAR ENDED        YEAR ENDED           ENDED           ENDED
                                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     AUGUST 31,
                                                    2005              2004              2003            2003
                                               ---------------   ---------------   ---------------   -----------
Expected tax at statutory rate...............     $(26,405)         $(14,663)          $(8,064)        $4,232
Tax difference on foreign earnings...........        2,466               410              (220)          (508)
Valuation allowance reflected in current
  income.....................................       22,497               205                --             --
State taxes, less federal income tax
  benefit....................................         (444)             (371)             (223)           120
Tax benefit of foreign earnings
  repatriation...............................           --            (1,110)               --             --
Tax on foreign dividends-net.................          703               204               231             --
Other........................................        1,297               631               783             55
                                                  --------          --------           -------         ------
Total........................................     $    114          $(14,694)          $(7,493)        $3,899
                                                  ========          ========           =======         ======

     At December 31, 2005, the Company had U.S. and foreign net operating loss carry-forwards of approximately $88 million and $7 million, respectively. Nearly all of the U.S. federal net operating loss carry-forward is available for utilization over a 19-20 year period, and the foreign net operating loss carry-forwards have various lives. The valuation allowance reflects the uncertainty associated with the realization of deferred tax assets. The increase in the valuation allowance in 2004 was due primarily to the foreign net operating losses. The increase in the valuation allowance in 2005 was due primarily to U.S. net operating losses. Management believes that with the reversal of timing differences, sales of excess property, and expected increased profitability resulting from cost savings from the restructuring, the Company's deferred tax asset is recoverable in the near term.

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

8.  REPORTABLE SEGMENTS

     The Company has two reportable segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. The Company's reportable segments were determined based upon several factors, including the nature of the products provided and markets served. Each reportable segment is managed separately and includes various operating units which have been aggregated due to similar economic characteristics.

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

     The Engineered Products segment designs, manufactures and distributes commercial and industrial media filters, electronic filters, humidifiers, dust collectors, and fan filter units. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

                              FEDDERS CORPORATION

     Summary of Business by Segment:

                                                                                     FOUR MONTHS     FISCAL YEAR
                                                 YEAR ENDED        YEAR ENDED           ENDED           ENDED
                                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     AUGUST 31,
                                                    2005              2004              2003            2003
                                               ---------------   ---------------   ---------------   -----------
Net sales
HVACR........................................     $267,504          $372,010          $ 42,814        $382,219
Engineered Products..........................       30,212            27,475             8,757          27,692
                                                  --------          --------          --------        --------
Net sales....................................     $297,716          $399,485          $ 51,571        $409,911
                                                  ========          ========          ========        ========
Earnings/(loss) before interest, taxes,
  discontinued operations, restructuring, and
  cumulative effect of changes in accounting
  principle HVACR............................     $(19,844)         $(12,199)         $ (9,749)       $ 32,934
Engineered Products..........................        2,079             1,277               549            (807)
                                                  --------          --------          --------        --------
Segment earnings/(loss) before interest,
  taxes and goodwill impairment..............      (17,765)          (10,922)           (9,200)         32,127
                                                  --------          --------          --------        --------
Goodwill impairment, asset impairment,
  employee severance and other restructuring
  charges/(credits)..........................       21,396              (842)               --          11,791
Non-allocated expenses.......................       13,984             3,674             7,858           1,676
(Income)/loss from discontinued operations...      (13,476)           (1,094)             (246)           (605)
Loss on debt extinguishment..................           --             8,075                --              --
Interest expense, net........................       22,298            20,066             5,982          18,476
Provision/(benefit) for income taxes.........          114           (14,694)           (7,493)          3,899
                                                  --------          --------          --------        --------
Net income/(loss)............................     $(62,081)         $(26,107)         $(15,301)       $ (3,110)
                                                  ========          ========          ========        ========

                                                                                     FOUR MONTH      FISCAL YEAR
                                                 YEAR ENDED        YEAR ENDED           ENDED           ENDED
                                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     AUGUST 31,
DEPRECIATION AND AMORTIZATION                       2005              2004              2003            2003
-----------------------------                  ---------------   ---------------   ---------------   -----------
HVACR........................................      $ 9,198           $ 8,861           $2,706          $7,175
Engineered Products(a).......................        2,043             1,845              600           2,033
Corporate....................................          202               323              107             335
                                                   -------           -------           ------          ------
Consolidated depreciation and amortization...      $11,443           $11,029           $3,413          $9,543
                                                   =======           =======           ======          ======

---------------

(a) Depreciation and amortization include Melcor. Respective figures excluding Melcor are $2,043, $1,488, $506, and $1,554.

                                                                                     FOUR MONTHS     FISCAL YEAR
                                                 YEAR ENDED        YEAR ENDED           ENDED           ENDED
                                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     AUGUST 31,
PROPERTY, PLANT AND EQUIPMENT ADDITIONS             2005              2004              2003            2003
---------------------------------------        ---------------   ---------------   ---------------   -----------
HVACR........................................      $7,025            $5,490            $1,977          $6,478
Engineered Products(a).......................         938               899                99             330
Corporate....................................          19               442                40             463
                                                   ------            ------            ------          ------
Consolidated property, plant and equipment
  additions..................................      $7,982            $6,831            $2,116          $7,271
                                                   ======            ======            ======          ======

---------------

(a) Additions include Melcor. Respective figures excluding Melcor are $938, $787, $91, and $128.

                              FEDDERS CORPORATION

                                                                YEAR ENDED        YEAR ENDED
                                                               DECEMBER 31,      DECEMBER 31,
TOTAL ASSETS                                                       2005              2004
------------                                                  ---------------   ---------------
HVACR.......................................................     $240,281          $288,500
Engineered Products.........................................       40,287            46,855
Non-allocated assets........................................       50,486            66,842
                                                                 --------          --------
Consolidated assets.........................................     $331,054          $402,197
                                                                 ========          ========

     At December 31, 2005 and 2004, $3,454 and $7,971 of investment in equity method investees were included in total assets of the HVACR segment.

     Non-allocated expenses and assets are primarily related to the Company's corporate headquarters.

SUMMARY OF NET SALES BY GEOGRAPHIC AREA(1)

                                               U.S.     GERMANY   PHILIPPINES   CANADA     OTHER    CONSOLIDATED
                                             --------   -------   -----------   -------   -------   ------------
Year ended December 31, 2005...............  $213,705   $19,666     $12,777     $23,704   $27,864     $297,716
Year ended December 31, 2004...............   302,891   30,275       12,654      16,452    37,213      399,485
Four months ended December 31, 2003........    32,081    6,271        3,190       2,792     7,237       51,571
Fiscal year ended August 31, 2003..........   329,547   22,425       10,251      22,467    25,221      409,911

---------------

(1) "Other" includes the Company's net sales principally to other Asia, other Europe and Mexico.

SUMMARY OF LONG-LIVED ASSETS BY GEOGRAPHIC AREA(2)

                                                         U.S.      OTHER    CONSOLIDATED
                                                       --------   -------   ------------
December 31, 2005....................................  $110,786   $34,514     $145,300
December 31, 2004....................................   115,645    33,393      149,038

---------------

(2) "Other" includes long-lived assets located principally in Asia.

     For the years ended December 31, 2005 and 2004, and fiscal year ended August 31, 2003, two HVACR customers, Wal-Mart and The Home Depot, accounted for net sales of 35%, 50% and 49%, respectively. The Company expects this percentage to continue to decline. In November, 2005, the Company disclosed it would discontinue selling room air conditioners through The Home Depot retail stores in the United States for 2006 due to low profit margins and higher working capital requirements of this business. The Company will, however, continue to sell these products to Home Depot Supply, Home Depot.com, and Home Depot Canada.

     It is not practical for the Company to report revenues for each product or group of similar products. A majority of the Company's internal reports provide detailed information by legal entity, but there is no one uniform customer or product information management system.

9.  CAPITAL STOCK

     On November 8, 2005, the Company granted an officer 100,000 shares of restricted Common Stock of the Company. The officer is not permitted to sell, assign, transfer, pledge or otherwise encumber these shares prior to October 24, 2010. The Company recorded $227 of deferred compensation expense based on the fair value of these shares. It will be amortized over the vesting period.

     On March 7, 2005, the Company acquired eighty percent of the stock of Islandaire, Inc. for a combination of $9,550 in cash, 257,484 shares of Preferred Stock valued at $6,437, 100,000 shares of Common Stock valued at $310, and $32 of transaction costs.

                              FEDDERS CORPORATION

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

     Series A Cumulative Preferred Stock (15,000,000 shares authorized): The Series A Cumulative Preferred Stock receives a cumulative annual dividend of $2.15, if and when declared by the Board of Directors, and has a liquidation preference of $25.00 plus the amount of any accrued and unpaid dividends which amounted to $2,287, or $1.075 per preferred share, at December 31, 2005. The holders of the Series A Cumulative Preferred Stock have no right to vote, except in limited circumstances.

     Common Stock (70,000,000 shares authorized): 2,682,488 shares of Common Stock were reserved for the exercise of stock options and 2,492,401 shares of Common Stock were reserved for the conversion of shares of Class B Stock as of December 31, 2005.

     Class B Stock (5,000,000 shares authorized): Class B Stock is immediately convertible into Common Stock on a share-for-share basis if the number of outstanding shares of Class B Stock falls below 2.5% of the aggregate number of issued and outstanding shares of Common Stock and Class B Stock. Class B Stock has greater voting power, in certain circumstances (ten-to-one in the election of directors), and has limited transferability. Class B Stock also votes separately, as a class, on certain significant issues. Based upon the number of shares of Common Stock and Class B Stock currently outstanding, in the event that the Class B Stock became entitled to 10 votes per share in the election of directors, the holders of the Class B Stock when combined with their common shares, would have the power to elect all of the directors.

                              FEDDERS CORPORATION

     The following table summarizes the number of shares outstanding by class of stock:

                                                       COMMON      CLASS B     PREFERRED
                                                       STOCK        STOCK        STOCK
                                                     ----------   ----------   ---------
Balance at August 31, 2002.........................  30,091,065   2,493,046           --

Stock options exercised............................      10,000          --           --
Exchange offer.....................................  (2,948,942)         --      412,521
Stock rights subscribed............................     (32,358)         --      262,316
                                                     ----------   ---------    ---------
Balance at August 31, 2003.........................  27,119,765   2,493,046      674,837

Stock options exercised............................     653,364          --           --
Restricted stock granted...........................     150,000          --           --
                                                     ----------   ---------    ---------
Balance at December 31, 2003.......................  27,923,129   2,493,046      674,837

Stock options exercised............................      38,750          --           --
Stock rights offering..............................          --          --    1,195,092
Other..............................................      45,838        (535)          --
                                                     ----------   ---------    ---------
Balance at December 31, 2004.......................  28,007,717   2,492,511    1,869,929

Restricted stock granted...........................     100,000          --           --
Islandaire acquisition.............................     100,000          --      257,484
Other..............................................      87,390        (110)          --
                                                     ----------   ---------    ---------
Balance at December 31, 2005.......................  28,295,107   2,492,401    2,127,413
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

                              FEDDERS CORPORATION

     The stock option plan summary and changes during each period are presented below:

                                                                                FOUR MONTHS                FISCAL YEAR
                          YEAR ENDED                 YEAR ENDED                    ENDED                      ENDED
                         DECEMBER 31,    EXERCISE   DECEMBER 31,    EXERCISE   DECEMBER 31,    EXERCISE    AUGUST 31,     EXERCISE
                             2005        PRICE(1)       2004        PRICE(1)       2003        PRICE(1)       2003        PRICE(1)
                         -------------   --------   -------------   --------   -------------   --------   -------------   --------
Options outstanding at
  beginning of
  period...............      1,474,000    $4.30         1,981,000    $4.10         2,228,000    $3.28         2,514,000    $3.31
Granted................             --       --                --                    791,000    $5.65                --
Canceled/Expired.......       (345,250)   $3.36          (468,000)   $3.56           (22,000)   $3.42          (276,000)   $3.48
Exercised..............             --       --           (39,000)   $3.02        (1,016,000)   $3.52           (10,000)   $3.02
                         -------------    -----     -------------    -----     -------------    -----     -------------    -----
Options outstanding at
  end of period........      1,128,750    $4.25         1,474,000    $4.30         1,981,000    $4.10         2,228,000    $3.28
                         =============    =====     =============    =====     =============    =====     =============    =====
Options exercisable at
  end of period........      1,128,750    $4.25         1,474,000    $4.30           159,000    $3.02           317,000    $3.05
                         =============    =====     =============    =====     =============    =====     =============    =====
Exercise price per
  share................  $3.02 to 5.65              $3.02 to 5.65              $2.65 to 5.65              $2.65 to 5.00
                         =============              =============              =============              =============

---------------

(1) weighted average

     Options exercisable at December 31, 2005 have an average exercise price of $4.25. There were no stock options granted during 2005 or 2004. The weighted-average grant-date fair value of stock options granted during the four months ended December 31, 2003 was $1.86. The fair value of each option granted in 2003 was estimated on the date of grant using the Binomial option pricing model with the following weighted-average assumptions:

Expected dividend yield.....................................   2.1%
Risk-free rate..............................................   3.0%
Expected life in years......................................     5
Volatility..................................................    39%

     The following table summarizes information on stock options outstanding at December 31, 2005:

                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                    ------------------------------------   ----------------------
                                      NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                     OUTSTANDING     LIFE(1)     PRICE(1)   EXERCISABLE   PRICE(1)
---------------                     -----------   -----------   --------   -----------   --------
$3.02.............................     598,750       1.48        $3.02        598,750     $3.02
$4.20 -- 5.65.....................     530,000       2.82         5.64        530,000      5.64
                                     ---------       ----        -----      ---------     -----
                                     1,128,750       2.11        $4.25      1,128,750     $4.25
                                     =========       ====        =====      =========     =====

---------------

(1) weighted average

11.  DEFERRED RETIREE OBLIGATION AND OTHER COMPENSATION ARRANGEMENTS

     The Company maintains a qualified 401(k) defined contribution plan covering all U.S. employees and non-qualified plan covering certain U.S. employees. Company matching contributions under the plan are based on the level of individual participant contributions and amounted to $343, $606, $222, and $592 for the years ended December 31, 2005 and 2004, four months ended December 31, 2003, and fiscal year ended August 31, 2003, respectively. The Company suspended matching contributions during 2005. The Company does not have a pension plan, but has retiree agreements with certain retired employees.

     In fiscal 2002, the Company entered into an employment agreement with an officer that has a term that extends through September 2006. The agreement provides for annual base and incentive compensation, a non-

                              FEDDERS CORPORATION
interest bearing, uncollateralized loan, which the Company expects to collect over the six-year period following the officer's retirement or termination (see
Note 1), a retirement contribution that vests over the life of the agreement and restricted stock, of which a portion vested in January 2004 and a portion vests in January 2007. The Company is amortizing the retirement contribution over the vesting period and the value of the restricted stock, commencing on the date of grant, over the remaining life of the agreement.

     The Company provides a portion of health care and life insurance benefits for certain retired employees who elect to participate in the Company's plan. SFAS 106 requires accrual accounting for all post-retirement benefits other than pensions. At December 31, 2005 and 2004, post-retirement benefits, although immaterial, were fully accrued with no significant change between these dates.

     The Company has a deferred retiree obligation for certain retirees. This expense was $597, $870, $290, and $870 for the years ended December 31, 2005 and 2004, four months ended December 31, 2003, and fiscal year ended August 31, 2003, respectively. The following tables summarize certain information with respect to this obligation.

                          DEFERRED RETIREE OBLIGATION

                                                                YEAR ENDED        YEAR ENDED
                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2005              2004
                                                              ---------------   ---------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................      $11,228           $12,068
Service cost................................................           --                --
Interest cost...............................................          597               646
Actuarial loss..............................................          132               217
Benefits paid...............................................       (1,677)           (1,703)
                                                                  -------           -------
Benefit obligation at end of year...........................      $10,280           $11,228
                                                                  =======           =======
Weighted-average assumptions as of December 31:
Discount rate...............................................         5.75%             5.75%

     Estimated future payments:

YEAR                                       2006     2007     2008     2009     2010    THEREAFTER
----                                      ------   ------   ------   ------   ------   ----------
Amount..................................  $1,647   $1,617   $1,587   $1,555   $1,524     $3,917

12.  ACQUISITIONS AND JOINT VENTURES

     On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc. ("Islandaire") for a combination of $9,550 in cash, 257,484 shares of Preferred Stock valued at $6,437, 100,000 shares of Common Stock valued at $310, and $32 of transaction costs, which primarily consisted of fees paid for appraisals, legal and accounting services. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization). The results of operations of Islandaire have been included in the Company's consolidated financial statements since the acquisition date. The acquisition was not material to the Company's operations, financial position, or cash flows, and thus pro-forma information has not been presented.

     Islandaire is located in East Setauket, New York and now operates as Fedders Islandaire, Inc. It manufactures and markets specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels and motels, and institutional

                              FEDDERS CORPORATION
buildings such as schools, offices, hospitals, and nursing homes. Islandaire's replacement PTAC units fit into existing wall openings without alteration to the structure of the building. The addition of Islandaire's products extends the Company's existing commercial HVAC product line. This subsidiary has been included within the HVACR reportable segment.

     The Company has accounted for the acquisition under the purchase method of accounting according to SFAS No. 141, "Business Combinations". The purchase price has been allocated based on estimated fair values as of the acquisition date. The following table represents the purchase price allocation.

                                                                AT MARCH 7, 2005
                                                               -------------------
Cash........................................................         $   158
Accounts receivable.........................................           3,412
Inventory...................................................           3,862
Other current assets........................................             226
Property, plant and equipment...............................             880
Goodwill....................................................           9,582
Intangible assets:
  Customer relationships (estimated useful life of 10
     years).................................................           3,300
  Engineering drawings (estimated useful life of 2 years)...             300
  Non-competition agreement (estimated useful life of 5.5
     years).................................................           1,100
  Other intangible assets...................................              42
Current liabilities.........................................          (5,930)
Long-term debt..............................................            (168)
Minority interest...........................................            (435)
                                                                     -------
Net assets acquired.........................................         $16,329
                                                                     =======

     The amount assigned to intangible assets primarily represents customer relationships, a non-competition agreement, and engineering drawings and was based on a third-party appraisal. The intangible assets will be amortized over periods ranging from two to ten years using the straight-line method. None of the goodwill is tax deductible because stock was acquired.

     The Islandaire facility continues to be leased from an officer of the subsidiary at a market rate.

     On November 1, 2004, the Company completed the acquisition of a wholly owned air conditioning manufacturing operation in Orlando, Florida, Fedders Addison Company, Inc.("Addison"). The Company has accounted for the acquisition under the purchase method of accounting according to SFAS No. 141, the results of Addison's operations have been included in the consolidated financial statements since that date. Addison manufactures and markets a broad line of air conditioning products primarily serving commercial and institutional markets. The addition of Addison's products extends the Company's existing commercial line from its Fedders Eubank division. This subsidiary is included within the HVACR reportable segment. The acquisition was not material to the Company's operations, financial position, or cash flows, and thus pro-forma information has not been presented.

                              FEDDERS CORPORATION

     The cash purchase price was $7,814, and no goodwill resulted from the transaction. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                AT NOVEMBER 1, 2004
                                                               ----------------------
Accounts receivable.........................................          $ 3,130
Inventory...................................................            3,359
Other current assets........................................               27
Property, plant, and equipment..............................            4,554
Goodwill....................................................               --
Current Liabilities.........................................           (3,256)
                                                                      -------
Net assets acquired.........................................          $ 7,814
                                                                      =======

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

     In March 2003, the Company entered into a joint venture with Nanjing Suning High & New Technology Industrial Park Co., Ltd. to manufacture split-type air conditioners in China. The Company has a 2/3 interest in the joint venture, Fedders Suning Nanjing Co., Ltd. The joint venture is included within the HVACR reportable segment. The Company's investment in the joint venture amounted to $1.7 million. This joint venture is consolidated into the Company's financial statements with Nanjing Suning's 1/3 interest accounted for as a minority interest. This transaction was accounted for as a business combination. In 2005, production from this factory was consolidated into existing manufacturing facilities in Ningbo and Shanghai, China. The Company included this consolidation as a part of the asset impairment charges recorded in 2005.

     The Company's consolidated financial statements include the operating results of the acquired businesses and joint ventures from the date of acquisition or the commencement of the joint venture. On a pro forma basis, as if the businesses had been acquired or the joint ventures entered into at the beginning of the year, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for the fiscal year.

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

  PRODUCT WARRANTY

     Certain of the Company's products are covered by standard product warranty plans that extend from 1 to 5 years. In addition, major retailers have consumer return policies which allow consumers to return product that may be defective in lieu of field service. At the time revenue is recognized, upon shipment, measurements

                              FEDDERS CORPORATION
of sales are reduced by estimates of the future costs associated with fulfilling warranty obligations and for the expense associated with repairing or scrapping defective returns.

     The Company uses historical failure and defective return rates, which may or may not be indicative of future rates. Each quarter, the estimate of warranty and defective return obligations including the assumptions about estimated failure and return rates, is reevaluated.

     The following table displays the activity and balances of the product warranty liability for the years ended December 31, 2005 and 2004, four months ended to December 31, 2003, and fiscal year ended August 31, 2003.

                                          YEAR ENDED        YEAR ENDED      4 MONTHS ENDED       FISCAL YEAR
                                         DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     ENDED AUGUST 31,
                                             2005              2004              2003               2003
                                        ---------------   ---------------   --------------   -------------------
Warranty beginning balance............     $  7,333          $  5,641          $ 9,660            $  7,458
Accruals for warranties issued during
  the period..........................       16,676            16,981              690              12,770
Settlements made during the period....      (16,457)          (15,289)          (4,709)            (10,568)
                                           --------          --------          -------            --------
Warranty ending balance...............     $  7,552          $  7,333          $ 5,641            $  9,660
                                           ========          ========          =======            ========

  Loan Guarantees

     Guarantees of subsidiary debt by Fedders Corporation (the "Parent") and subsidiaries consist of the following at December 31, 2005.

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

          (ii) The Parent and various subsidiaries guarantee the obligations of certain subsidiaries under a $100 million working capital line of credit. The line of credit bears interest at Libor +2% or the prime rate of Wachovia Bank and expires in February 2006. The Parent and guarantor subsidiaries would be required to perform under the guarantees in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. The outstanding loan balance at December 31, 2005 is $34.6 million. This line of credit was replaced by a $75 million working capital line of credit with Wachovia on January 31, 2006. This new line of credit is also guaranteed by the parent.

          (iv) The Parent guarantees the obligations of a subsidiary, Fedders Eubank Company, Inc., under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 7.16% per annum and expires in December 2007. The Parent would be required to perform under the guarantee in the event Fedders Eubank fails to pay rent when due or fails to comply with the provisions of the lease agreement. The outstanding loan balance at December 31, 2005 is $1.4 million.

          (v) The Parent guarantees the obligations of a subsidiary, Polenz GmbH ("Polenz"), under a Euro 6.0 million working capital line of credit. The line of credit bears interest at the rate of Libor +2% per annum and matures June 2006. The Company expects to refinance this line of credit on or before maturity. The Parent would be obligated to perform under the guarantee in the event Polenz fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. There is no outstanding loan balance at December 31, 2005.

                              FEDDERS CORPORATION

          (vi) The Parent guarantees the obligations of a subsidiary, Fedders Eubank Company, Inc., under a mortgage agreement providing for a loan of $1.0 million. The loan has an interest rate of 4.25% and matures in June 2008. The Parent would be required to perform under the guarantee in the event Fedders Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2005 is $0.5 million.

          (vii) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Philippines peso 75 million term loan. The loan bears interest at the rate set by China Bank and matures September 2006. The Parent would be obligated to perform under the guarantee in the event that FK fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2005 is $0.5 million.

          (viii) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Philippines peso 50 million working capital line of credit. The line of credit bears interest at 11.5% per annum and matures September, 2006. The Parent would be required to perform under the guarantee in the event that FK fails to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or fails to comply with the provisions of the credit agreement. The outstanding loan balance at December 31, 2005 is $0.3 million.

          (ix) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Philippines peso 45 million working capital line of credit. The line of credit bears interest at 10.0% per annum and matures September, 2006. The Parent would be required to perform under the guarantee in the event that FK fails to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or fails to comply with the provisions of the credit agreement. The outstanding loan balance at December 31, 2005 is $0.8 million.

          The Company also provides loan guarantees to a joint venture which is not consolidated in the Company's financial statements.

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

          (ii) FI also guarantees up to 50% of the obligations of another UCPL term loan of Rupees 230 million. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2006. FI would be obligated to perform under the guaranty in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI's exposure under the guarantee at December 31, 2005 is approximately $0.4 million. This guarantee was issued prior to December 31, 2002, and hence only disclosure is required under FIN 45.

14.  ASSETS HELD FOR SALE

     At December 31, 2005, assets at the Company's Columbia, Tennessee facility totaling $843 are classified as "Assets Held for Sale". These assets were sold at their carrying value on February 3, 2006.

     During the first quarter of 2004, a building in Ningbo, China was sold. The Company recorded a loss of $7 on the disposal of this property. At December 31, 2004, assets at the Walkersville, Maryland facility totaling $8,249 which were previously classified as "Assets Held for Sale" were reclassified as held and used and included in net property, plant, and equipment because the Company did not complete the sale in

                              FEDDERS CORPORATION
accordance with the Company's original plans and expectations. The Company recorded an additional $1,032 of depreciation expense in 2004 which represents the amount of depreciation expense that otherwise would have been recorded during the period that such asset was classified as held for sale.

     The following table presents the carrying amount, by asset class, of the "Assets Held for Sale" at December 31.

                                                              2005   2004
                                                              ----   -----
Land and land improvements..................................  $184   $  --
Building, net...............................................   659      --
Machinery and equipment, net................................    --      --
                                                              ----   -----
Assets held for sale........................................  $843   $  --
                                                              ====   =====

15.  SUBSEQUENT EVENTS

     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year, $75 million secured revolving credit facility. The Company reduced the size of its revolver based on its anticipated borrowing needs. (see Note 4.)

     On February 3, 2006, assets at the Company's Columbia, Tennessee facility were sold for their carrying value of $843. These assets were classified as "Assets Held for Sale". (see Note 14.)

     On February 6, 2006, the New York Stock Exchange ("NYSE") notified Fedders that the Company is currently not in compliance with the NYSE's continuing listing standards. The Company is considered "below criteria" by the NYSE since, over a 30-day trading period, the Company's average global market capitalization was less than $75 million as of January 30, 2006 and the Company's stockholders' equity was less than $75 million reported in its third quarter Form 10-Q. Only one of these has to be satisfied. In accordance with NYSE rules, the Company submitted a business plan to the NYSE that demonstrates planned compliance with NYSE listing standards within 18 months.

16.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     FNA and the Company are the issuer and the guarantor, respectively, of the $155 million 9 7/8% Senior Subordinated Notes due 2014. In addition, the subsidiaries of FNA are also guarantors of the notes.

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

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31, 2005
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
Net sales..............................  $248,749   $146,715   $     --     $(97,748)     $297,716
Cost of sales..........................   222,682    133,106         --      (97,748)      258,040
Selling, general and administrative
  expense(a)...........................    45,191     16,375      9,483           --        71,049
Asset impairment, employee severance
  and other restructuring credits......    11,019     10,377         --           --        21,396
                                         --------   --------   --------     --------      --------
Operating income/(loss)................   (30,143)   (13,143)    (9,483)          --       (52,769)
Partners' net interest in joint venture
  results (JV loss)/JV profit..........      (352)       989         --           --           637
Equity income in investment............        --         --    (62,933)      62,933            --
Interest expense, net(b)...............    18,999      2,188      1,111           --        22,298
Other (income)/expense.................      (701)     1,639         75           --         1,013
                                         --------   --------   --------     --------      --------
Income/(loss) before income taxes......   (48,793)   (15,981)   (73,602)      62,933       (75,443)
(Benefit) provision for income taxes...       127        132       (145)          --           114
                                         --------   --------   --------     --------      --------
Net income/(loss) from continuing
  operations...........................   (48,920)   (16,113)   (73,457)      62,933       (75,557)
Income/(loss) from discontinued
  operations...........................     1,990        110     11,376           --        13,476
                                         --------   --------   --------     --------      --------
Net income/(loss)......................   (46,930)   (16,003)   (62,081)      62,933       (62,081)
Preferred stock dividends..............        --         --      4,436           --         4,436
                                         --------   --------   --------     --------      --------
Net income/(loss) applicable to common
  stockholders.........................  $(46,930)  $(16,003)  $(66,517)    $ 62,933      $(66,517)
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31, 2004
                                        -----------------------------------------------------------
                                        FEDDERS
                                         NORTH      OTHER                 ELIMINATING     FEDDERS
                                        AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                        --------   --------   ---------   -----------   -----------
Net sales.............................  $333,700   $217,754   $     --     $(151,969)    $399,485
Cost of sales.........................   295,109    200,895         --      (151,969)     344,035
Selling, general and administrative
  expense(a)..........................    48,314     21,373      2,128            --       71,815
Asset impairment, employee severance
  and other restructuring credits.....      (842)        --         --            --         (842)
                                        --------   --------   --------     ---------     --------
Operating income/(loss)...............    (8,881)    (4,514)    (2,128)           --      (15,523)
Partners' net interest in joint
  venture results (JV loss)/JV
  profit..............................        --       (141)        --            --         (141)
Equity income in investment...........        --         --    (24,853)       24,853           --
Interest expense, net(b)..............    17,531      2,296        239            --       20,066
Loss on debt extinguishment...........     8,075         --         --            --        8,075
Other (income)/expense................      (742)      (781)      (387)           --       (1,910)
                                        --------   --------   --------     ---------     --------
Income/(loss) before income taxes.....   (33,745)    (6,170)   (26,833)       24,853      (41,895)
(Benefit) provision for income
  taxes...............................   (11,810)    (2,158)      (726)           --      (14,694)
                                        --------   --------   --------     ---------     --------
Net income/(loss) from continuing
  operations..........................   (21,935)    (4,012)   (26,107)       24,853      (27,201)
Income/(loss) from discontinued
  operations..........................     1,094         --         --            --        1,094
                                        --------   --------   --------     ---------     --------
Net income/(loss).....................   (20,841)    (4,012)   (26,107)       24,853      (26,107)
Preferred stock dividends.............        --         --      4,020            --        4,020
                                        --------   --------   --------     ---------     --------
Net income/(loss) applicable to common
  stockholders........................  $(20,841)  $ (4,012)  $(30,127)    $  24,853     $(30,127)
                                        ========   ========   ========     =========     ========

                              FEDDERS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATION

                                                     FOUR MONTHS ENDED DECEMBER 31, 2003
                                          ----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                          --------   -------   ---------   -----------   -----------
Net sales...............................  $ 41,062   $73,107   $     --     $(62,598)     $ 51,571
Cost of sales...........................    43,145    65,226         --      (62,598)       45,773
Selling, general and administrative
  expense(a)............................    11,201     6,525      4,732           --        22,458
(Gain)/loss on sale of joint venture
  interest..............................        --      (638)        --           --          (638)
                                          --------   -------   --------     --------      --------
Operating income/(loss).................   (13,284)    1,994     (4,732)          --       (16,022)
Partners' net interest in joint venture
  results (JV loss)/JV profit...........       126    (1,428)        --           --        (1,302)
Equity income in investment.............        --        --    (12,135)      12,135            --
Interest expense, net(b)................     5,215       689         78           --         5,982
Other (income)/expense..................       125      (173)      (218)          --          (266)
                                          --------   -------   --------     --------      --------
Income/(loss) before income taxes.......   (18,498)       50    (16,727)      12,135       (23,040)
(Benefit) provision for income taxes....    (6,121)       54     (1,426)          --        (7,493)
                                          --------   -------   --------     --------      --------
Net income/(loss) from continuing
  operations............................   (12,377)       (4)   (15,301)      12,135       (15,547)
Income/(loss) from discontinued
  operations............................       182        64         --           --           246
                                          --------   -------   --------     --------      --------
Income/(loss)...........................   (12,195)       60    (15,301)      12,135       (15,301)
Preferred stock dividends...............        --        --        484           --           484
                                          --------   -------   --------     --------      --------
Net income/(loss) applicable to common
  stockholders..........................  $(12,195)  $    60   $(15,785)    $ 12,135      $(15,785)
                                          ========   =======   ========     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                      FISCAL YEAR ENDED AUGUST 31, 2003
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
Net sales..............................  $371,343   $277,717    $    --     $(239,149)    $409,911
Cost of sales..........................   307,598    253,098         --      (239,149)     321,547
Selling, general and administrative
  expense(a)...........................    38,729     19,041        726            --       58,496
Asset impairment, employee severance
  and other restructuring credits......      (115)        --         --            --         (115)
                                         --------   --------    -------     ---------     --------
Operating income/(loss)................    25,131      5,578       (726)           --       29,983
Partners' net interest in joint venture
  results (JV loss)/JV income..........        --         96         --            --           96
Equity income in investment............        --         --     (2,402)        2,402           --
Interest expense, net(b)...............    15,941      2,262        273            --       18,476
Other (income)/expense.................       223       (722)        12            --         (487)
                                         --------   --------    -------     ---------     --------
Income/(loss) before income taxes,
  discontinued operations, and
  cumulative effect of a change in
  accounting principle.................     8,967      4,134     (3,413)        2,402       12,090
Provision/(benefit) for income taxes...     2,608      1,594       (303)           --        3,899
                                         --------   --------    -------     ---------     --------
Net income/(loss) from continuing
  operations...........................     6,359      2,540     (3,110)        2,402        8,191
Income/(loss) from discontinued
  operations...........................       474        131         --            --          605
Cumulative effect of a change in
  accounting principle.................   (11,906)        --         --            --      (11,906)
                                         --------   --------    -------     ---------     --------
Net income/(loss)......................    (5,073)     2,671     (3,110)        2,402       (3,110)
Preferred stock dividends..............        --         --        618            --          618
                                         --------   --------    -------     ---------     --------
Net (loss) income applicable to common
  stockholders.........................  $ (5,073)  $  2,671    $(3,728)    $   2,402     $ (3,728)
                                         ========   ========    =======     =========     ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           AS OF DECEMBER 31, 2005
                                         -----------------------------------------------------------
                                         FEDDERS
                                          NORTH      OTHER                 ELIMINATING     FEDDERS
                                         AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                         --------   --------   ---------   -----------   -----------
                                               ASSETS
Current assets:
Cash and cash equivalents..............  $  6,455   $  6,300   $  1,662     $     --      $ 14,417
Net accounts receivable................    32,275      9,882         --           --        42,157
Inventories............................    55,704     18,609         --           --        74,313
Other current assets...................     3,764      3,762      8,872       (5,340)       11,058
                                         --------   --------   --------     --------      --------
Total current assets...................    98,198     38,553     10,534       (5,340)      141,945
Investments in subsidiaries............        --         --    (89,539)      89,539            --
Net property, plant and equipment......    27,356     17,092         95           --        44,543
Goodwill...............................    72,980     14,745         --           --        87,725
Other intangible assets................     4,726         --         --           --         4,726
Other assets...........................     4,594      5,198     42,323           --        52,115
                                         --------   --------   --------     --------      --------
Total assets...........................  $207,854   $ 75,588   $(36,587)    $ 84,199      $331,054
                                         ========   ========   ========     ========      ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Short-term notes.......................  $ 34,599   $ 22,141   $     --     $     --      $ 56,740
Current portion of long-term debt......     2,351        119         --           --         2,470
Accounts payable.......................    14,773     29,154         34           --        43,961
Accrued expenses.......................    22,835      6,047     11,637           --        40,519
                                         --------   --------   --------     --------      --------
Total current liabilities..............    74,558     57,461     11,671           --       143,690
Long-term debt.........................   156,764      1,349         --           --       158,113
Other long-term liabilities............     2,817      9,735     22,101       (5,340)       29,313
Net due to (from) affiliates...........    37,539     32,758    (70,297)          --            --
                                         --------   --------   --------     --------      --------
Total liabilities......................   271,678    101,303    (36,525)      (5,340)      331,116
                                         --------   --------   --------     --------      --------
Stockholders' equity/(deficit):
Preferred Stock........................         5         --         21           (5)           21
Common and Class B Stock...............        --         --        392           --           392
Additional paid-in capital.............    26,927     26,542    115,523      (53,469)      115,523
Retained earnings/(deficit)(f).........   (90,757)   (52,164)   (76,235)     142,921       (76,235)
Deferred compensation and treasury
  stock................................        --         --    (39,671)          --       (39,671)
Accumulated other comprehensive loss...         1        (93)       (92)          92           (92)
                                         --------   --------   --------     --------      --------
Total stockholders' equity/(deficit)...   (63,824)   (25,715)       (62)      89,539           (62)
                                         --------   --------   --------     --------      --------
Total liabilities and stockholders'
  equity/(deficit).....................  $207,854   $ 75,588   $(36,587)    $ 84,199      $331,054
                                         ========   ========   ========     ========      ========

                              FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                             AS OF DECEMBER 31, 2004
                                          --------------------------------------------------------------
                                          FEDDERS
                                           NORTH       OTHER                   ELIMINATING     FEDDERS
                                          AMERICA     FEDDERS     CORPORATE      ENTRIES     CORPORATION
                                          --------    --------    ---------    -----------   -----------
                                                 ASSETS
Current assets:
Cash and cash equivalents...............  $  2,778    $ 14,529    $  5,476      $     --      $ 22,783
Net accounts receivable.................    15,592      11,341          --            --        26,933
Inventories.............................    95,926      34,651          --            --       130,577
Other current assets....................     4,520       5,869      14,167        (5,340)       19,216
Current assets of discontinued
  operations............................     3,202       1,071          --            --         4,273
                                          --------    --------    --------      --------      --------
Total current assets....................   122,018      67,461      19,643        (5,340)      203,782
Investments in subsidiaries.............        --          --     (34,538)       34,538            --
Net property, plant and equipment.......    42,487      15,708         370            --        58,565
Goodwill................................    62,841      15,096          --            --        77,937
Other intangible assets.................       261          --          --            --           261
Other assets............................    11,165       3,139      44,058            --        58,362
Other assets of discontinued
  operations............................     2,706         584          --            --         3,290
                                          --------    --------    --------      --------      --------
Total assets............................  $241,478    $101,988    $ 29,533      $ 29,198      $402,197
                                          ========    ========    ========      ========      ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Short-term notes........................  $ 28,330    $ 29,241    $     --      $     --      $ 57,571
Current portion of long-term debt.......     1,403         119          --            --         1,522
Accounts payable........................     8,058      36,599       3,298            --        47,955
Accrued expenses........................    27,253       8,322       4,454            --        40,029
Current liabilities of discontinued
  operations............................       766         702          --            --         1,468
                                          --------    --------    --------      --------      --------
Total current liabilities...............    65,810      74,983       7,752            --       148,545
Long-term debt..........................   158,853       1,433          --            --       160,286
Other long-term liabilities.............        24      10,257      28,756        (5,340)       33,697
Long term liabilities of discontinued
  operations............................       600         863          --            --         1,463
Net due to (from) affiliates............    41,685      23,496     (65,181)           --            --
                                          --------    --------    --------      --------      --------
Total liabilities.......................   266,972     111,032     (28,673)       (5,340)      343,991
                                          --------    --------    --------      --------      --------
Stockholders' equity/(deficit):
Preferred Stock.........................        --          --          19            --            19
Common and Class B Stock................         5          --         390            (5)          390
Additional paid-in capital..............    20,293      25,542     108,363       (45,835)      108,363
Retained earnings/(deficit)(f)..........   (45,446)    (34,256)    (10,176)       79,702       (10,176)
Deferred compensation and treasury
  stock.................................        --          --     (39,714)           --       (39,714)
Accumulated other comprehensive loss....      (346)       (330)       (676)          676          (676)
                                          --------    --------    --------      --------      --------
Total stockholders' equity/(deficit)....   (25,494)     (9,044)     58,206        34,538        58,206
                                          --------    --------    --------      --------      --------
Total liabilities and stockholders'
  equity/(deficit)......................  $241,478    $101,988    $ 29,533      $ 29,198      $402,197
                                          ========    ========    ========      ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31, 2005
                                          ----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                          --------   -------   ---------   -----------   -----------
Net cash provided by/(used in) operating
  activities............................  $ 16,195   $(4,844)  $(11,844)      $  --        $  (493)
                                          --------   -------   --------       -----        -------
Net additions to property, plant and
  equipment.............................    (1,827)   (6,047)        --          --         (7,874)
Sale of Melcor..........................        --        --     17,124          --         17,124
Acquisition of Islandaire Inc. .........    (9,426)       --         --          --         (9,426)
                                          --------   -------   --------       -----        -------
Net cash provided by/(used in) investing
  activities............................   (11,253)   (6,047)    17,124          --           (176)
                                          --------   -------   --------       -----        -------
Net proceeds from/(repayments of) short-
  term notes............................     4,504    (7,100)        --          --         (2,596)
Net proceeds from/(repayments of) long-
  term debt.............................    (1,623)      (84)        --          --         (1,707)
Cash dividends..........................        --        --     (3,978)         --         (3,978)
Change in net due to/(from) affiliate...    (4,146)    9,262     (5,116)         --             --
                                          --------   -------   --------       -----        -------
Net cash provided by/(used in) financing
  activities............................    (1,265)    2,078     (9,094)         --         (8,281)
                                          --------   -------   --------       -----        -------
Other...................................        --       584         --          --            584
Net increase/(decrease) in cash and cash
  equivalents...........................     3,677    (8,229)    (3,814)         --         (8,366)
Cash and cash equivalents at beginning
  of year...............................     2,778    14,529      5,476          --         22,783
                                          --------   -------   --------       -----        -------
Cash and cash equivalents at end of
  year..................................  $  6,455   $ 6,300   $  1,662       $  --        $14,417
                                          ========   =======   ========       =====        =======

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31, 2004
                                         -----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                         ---------   -------   ---------   -----------   -----------
Net cash provided by/(used in)
  operating activities.................  $     633   $(8,518)  $(15,032)      $  --       $ (22,917)
                                         ---------   -------   --------       -----       ---------
Net additions to property, plant and
  equipment............................     (1,365)   (3,744)      (102)         --          (5,211)
Investment in joint venture............         --    (1,029)        --          --          (1,029)
Acquisition of businesses..............     (7,814)       --         --          --          (7,814)
                                         ---------   -------   --------       -----       ---------
Net cash provided by/(used in)
  investing activities.................     (9,179)   (4,773)      (102)         --         (14,054)
                                         ---------   -------   --------       -----       ---------
Net proceeds from/(repayments of)
  short-term notes.....................     28,330    (1,205)        --          --          27,125
Net proceeds from/(repayments of) long-
  term debt............................        791    (1,717)        --          --            (926)
Proceeds from stock options
  exercised............................         --        --        117          --             117
Cash dividends.........................         --        --     (7,672)         --          (7,672)
Proceeds from stock rights offering....         --        --     28,323          --          28,323
Net proceeds from issuance of 9 7/8%
  Senior Note..........................    150,245        --         --          --         150,245
Repayments of 9 3/8% Senior
  Subordinated Notes...................   (150,000)       --         --          --        (150,000)
Call premium and deferred financing
  charges..............................    (10,356)       --         --          --         (10,356)
Other..................................         --        --       (221)         --            (221)
Change in net due to/(from)
  affiliate............................    (21,343)   21,280         63          --              --
                                         ---------   -------   --------       -----       ---------
Net cash provided by/(used in)
  financing activities.................     (2,333)   18,358     20,610          --          36,635
                                         ---------   -------   --------       -----       ---------
Other..................................         --     1,076         --          --           1,076
Net increase/(decrease) in cash and
  cash equivalents.....................    (10,879)    6,143      5,476          --             740
Cash and cash equivalents at beginning
  of year..............................     13,657     8,386         --          --          22,043
                                         ---------   -------   --------       -----       ---------
Cash and cash equivalents at end of
  year.................................  $   2,778   $14,529   $  5,476       $  --       $  22,783
                                         =========   =======   ========       =====       =========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                      FOUR MONTHS ENDED DECEMBER 31, 2003
                                          -----------------------------------------------------------
                                          FEDDERS
                                           NORTH      OTHER                 ELIMINATING     FEDDERS
                                          AMERICA    FEDDERS    CORPORATE     ENTRIES     CORPORATION
                                          --------   --------   ---------   -----------   -----------
Net cash provided by/(used in) operating
  activities............................  $(64,808)  $ 13,924    $ 8,710     $(16,551)     $(58,725)
                                          --------   --------    -------     --------      --------
Net additions to property, plant and
  equipment.............................      (814)    (1,264)       (38)          --        (2,116)
Sale of joint venture interest..........        --      1,561         --           --         1,561
                                          --------   --------    -------     --------      --------
Net cash provided by/(used in)/investing
  activities............................      (814)       297        (38)          --          (555)
                                          --------   --------    -------     --------      --------
Proceeds from short-term notes..........        --     22,926         --           --        22,926
Net repayments of long-term debt........    (1,731)      (555)       (14)          --        (2,300)
Proceeds from stock options exercised...        --         --      1,709           --         1,709
Cash dividends..........................   (16,551)        --     (2,383)      16,551        (2,383)
Preferred stock exchange offer..........        --         --        (24)          --           (24)
Change in net due to/(from) affiliate...    43,830    (35,870)    (7,960)          --            --
                                          --------   --------    -------     --------      --------
Net cash provided by/(used in) financing
  activities............................    25,548    (13,499)    (8,672)      16,551        19,928
                                          --------   --------    -------     --------      --------
Other...................................        --        493         --           --           493
Net increase/(decrease) in cash and cash
  equivalents...........................   (40,074)     1,215         --           --       (38,859)
Cash and cash equivalents at beginning
  of period.............................    53,731      7,171         --           --        60,902
                                          --------   --------    -------     --------      --------
Cash and cash equivalents at end of
  period................................  $ 13,657   $  8,386    $    --     $     --      $ 22,043
                                          ========   ========    =======     ========      ========

                              FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                       FISCAL YEAR ENDED AUGUST 31, 2003
                                           ----------------------------------------------------------
                                           FEDDERS
                                            NORTH      OTHER                ELIMINATING     FEDDERS
                                           AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                           --------   -------   ---------   -----------   -----------
Net cash provided by/(used in) operating
  activities.............................  $ (3,527)  $ 6,606    $ 3,471       $  --        $ 6,550
                                           --------   -------    -------       -----        -------
Net additions to property, plant and
  equipment..............................    (2,447)   (3,980)       392          --         (6,035)
Acquisition of businesses................        --    (1,333)        --          --         (1,333)
                                           --------   -------    -------       -----        -------
Net cash provided by/(used in) provided
  by investing activities................    (2,447)   (5,313)       392          --         (7,368)
                                           --------   -------    -------       -----        -------
Net repayments of short-term notes.......        --    (2,309)        --          --         (2,309)
Net repayments of long-term debt.........    (1,462)   (1,518)      (107)         --         (3,087)
Proceeds from stock options exercised....        --        --         30          --             30
Cash dividends...........................        --        --     (4,126)         --         (4,126)
Proceeds from stock rights offering......        --        --      6,167          --          6,167
Other....................................        --        --     (1,401)         --         (1,401)
Change in net due (from) to affiliate....    (3,335)    7,761     (4,426)         --             --
                                           --------   -------    -------       -----        -------
Net cash provided by/(used in) financing
  activities.............................    (4,797)    3,934     (3,863)         --         (4,726)
                                           --------   -------    -------       -----        -------
Other....................................        --      (933)        --          --           (933)
Net increase/(decrease) in cash and cash
  equivalents............................   (10,771)    4,294         --          --         (6,477)
Cash and cash equivalents at beginning of
  year...................................    64,502     2,877         --          --         67,379
                                           --------   -------    -------       -----        -------
Cash and cash equivalents at end of
  year...................................  $ 53,731   $ 7,171    $    --       $  --        $60,902
                                           ========   =======    =======       =====        =======

                              FEDDERS CORPORATION

  INTERCOMPANY TRANSACTIONS

     The historical condensed consolidating financial statements presented above include the following transactions between FNA and the Company:

          a) The Company charges corporate overhead to FNA essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to $9,950, $13,348, $3,104, and $12,769 for the years ended December 31, 2005 and 2004, the four months ended December 31, 2003, and the fiscal year ended August 31, 2003, respectively.

          b) FNA's interest expense reflects actual interest charges on the Senior Subordinated Notes, State of Illinois Promissory Note, capital lease obligations, and a revolving line of credit.

          c) FNA's depreciation and amortization for the years ended December 31, 2005 and 2004, the four months ended December 31, 2003, and the fiscal year ended August 31, 2003, amounted to $7,192, $7,855, $2,431, and $6,138, respectively. Capital expenditures for the years ended December 31, 2005 and 2004, the four months ended December 31, 2003, and the fiscal year ended August 31, 2003, amounted to $1,176, $2,677, $825, and $3,066, respectively.

          d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

          e) The Company's stock option plan includes FNA's employees.

          f) In the year ended December 31, 2005 and 2004, and the fiscal year ended August 31, 2003, FNA did not declare a dividend. In the four months ended December 31, 2003, FNA declared a dividend of $16,551 to the Company.

          g) On March 7, 2005, FNA completed the acquisition of eighty percent of the stock of Islandaire, Inc. (Islandaire) for a combination of $9,550 in cash, 257,484 shares of the Company's Preferred Stock valued at $6,437, and 100,000 shares of the Company's Common Stock valued at $310. Islandaire manufactures and markets specialized through-the-wall packaged terminal air conditioners.

     On November 1, 2004, FNA completed the acquisition of a wholly owned air conditioning manufacturing operation in Orlando, Florida, Fedders Addison Company, Inc. for $7,814 in cash. This company manufactures and markets a broad line of air conditioning products primarily serving commercial and institutional markets.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Fedders Corporation

     We have audited the accompanying consolidated balance sheet of Fedders Corporation (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fedders Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     We also audited the adjustments for discontinued operations described in
Note 1 to the consolidated financial statements that were applied to adjust the accompanying 2004 and 2003 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2006 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of material weaknesses.

     As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its annual date for testing goodwill impairment from September 1 to October 1.

/s/ UHY LLP

New York, New York
March 30, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fedders Corporation:

     We have audited the accompanying consolidated balance sheet of Fedders Corporation and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004, for the four months ended December 31, 2003, and for the fiscal year ended August 31, 2003 (prior to the effects of the discontinued operation discussed in Note 1 to the consolidated financial statements), none of which are presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fedders Corporation and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004, for the four months ended December 31, 2003, and for the fiscal year ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 30, 2005

                  FEDDERS CORPORATION QUARTERLY FINANCIAL DATA
         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)

                                                              QUARTER ENDED 2005
                                              ---------------------------------------------------      YEAR ENDED
                                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,     DECEMBER 31,
                                                2005        2005         2005            2005             2005
                                              ---------   --------   -------------   ------------     ------------
                                                                  (UNAUDITED)
Net sales...................................   $72,898    $122,732     $ 63,110        $ 38,976         $297,716
Gross profit................................    13,612      23,100        7,913          (4,949)(d)       39,676
Income/(loss) from continuing operations
  before taxes(a)...........................    (8,504)     (1,966)     (19,002)        (45,971)         (75,443)
Income/(loss) from continuing operations....    (8,732)     (2,085)     (18,918)        (45,822)         (75,557)
Income/(loss) from discontinued
  operations(b).............................       635         698          561          11,582           13,476
Net income/(loss)...........................    (8,097)     (1,387)     (18,357)        (34,240)         (62,081)
Net income/(loss) applicable to common
  stockholders..............................    (9,102)     (2,531)     (19,502)        (35,382)         (66,517)
Comprehensive income/(loss).................    (8,383)     (2,074)     (17,888)        (33,152)         (61,497)
Basic and diluted earnings/(loss) per common
  share(c)
    Continuing operations...................     (0.32)      (0.11)       (0.65)          (1.53)           (2.61)
    Discontinued operations.................      0.02        0.03         0.02            0.37             0.44
Basic and diluted earnings/(loss) per common
  share.....................................     (0.30)      (0.08)       (0.63)          (1.16)           (2.17)
Market price per share of common stock (FJC)
  High......................................      3.66        2.95         2.84            2.43             3.66
  Low.......................................      2.83        1.91         1.76            1.65             1.65

                                                               QUARTER ENDED 2004
                                               ---------------------------------------------------    YEAR ENDED
                                               MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                 2004        2004         2004            2004           2004
                                               ---------   --------   -------------   ------------   ------------
                                                                   (UNAUDITED)
Net sales....................................  $115,632    $174,539     $ 66,284        $ 43,030       $399,485
Gross profit.................................    20,567      27,652        6,475             756         55,450
Income/(loss) from continuing operations
  before taxes...............................    (7,984)      2,866      (14,908)        (21,869)       (41,895)
Income/(loss) from continuing operations.....    (5,422)      1,961      (10,012)        (13,728)       (27,201)
Income/(loss) from discontinued operations...       276         298          274             246          1,094
Net income/(loss)............................    (5,146)      2,259       (9,738)        (13,482)       (26,107)
Net income/(loss) applicable to common
  stockholders...............................    (6,151)      1,254      (10,743)        (14,487)       (30,127)
Comprehensive income/(loss)..................    (5,001)      2,176       (9,744)        (12,462)       (25,031)
Basic and diluted earnings/(loss) per common
  share(c)
    Continuing operations....................     (0.21)       0.03        (0.36)          (0.48)         (1.02)
    Discontinued operations..................      0.01        0.01         0.01            0.00           0.03
Basic and diluted earnings/(loss) per common
  share......................................     (0.20)       0.04        (0.35)          (0.48)         (0.99)
Market price per share of common stock (FJC)
  High.......................................      8.27        6.43         4.39            4.38           8.27
  Low........................................      5.05        3.55         3.06            2.70           2.70

---------------

(a) The Company recorded restructuring charges of $2,732 during the third quarter and $19,974 during the fourth quarter to close and consolidate several manufacturing and warehousing facilities.

(b) The Company sold its Melcor Corporation subsidiary in the fourth quarter recognizing a gain of $11.4 million.

(c) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average shares outstanding.

(d) Gross margin was negative for the fourth quarter of 2005 as it was affected by lower sales volume, $7.0 million of additional warranty costs and sales accruals for chargebacks related to the decision not to continue selling products to one large customer, and $1.3 million in costs associated with the implementation of the restructuring plan.

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

March 30, 2006

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

                   SIGNATURE                                      TITLE                        DATE
                   ---------                                      -----                        ----

          /s/ Salvatore Giordano, Jr.             Chairman and Chief Executive Officer    March 30, 2006
  -------------------------------------------      and a Director (Principal Executive
            Salvatore Giordano, Jr.                             Officer)


            /s/ William J. Brennan                              Director                  March 30, 2006
  -------------------------------------------
              William J. Brennan


              /s/ David C. Chang                                Director                  March 30, 2006
  -------------------------------------------
                David C. Chang


             /s/ Michael L. Ducker                              Director                  March 30, 2006
  -------------------------------------------
               Michael L. Ducker


              /s/ Joseph Giordano                               Director                  March 30, 2006
  -------------------------------------------
                Joseph Giordano


             /s/ Michael Giordano                        President and Director           March 30, 2006
  -------------------------------------------
               Michael Giordano


             /s/ Howard S. Modlin                               Director                  March 30, 2006
  -------------------------------------------
               Howard S. Modlin


             /s/ Herbert A. Morey                               Director                  March 30, 2006
  -------------------------------------------
               Herbert A. Morey


             /s/ S. A. Muscarnera                               Director                  March 30, 2006
  -------------------------------------------
               S. A. Muscarnera

                   SIGNATURE                                      TITLE                        DATE
                   ---------                                      -----                        ----


             /s/ Anthony E. Puleo                               Director                  March 30, 2006
  -------------------------------------------
               Anthony E. Puleo


             /s/ Jitendra V. Singh                              Director                  March 30, 2006
  -------------------------------------------
               Jitendra V. Singh


          /s/ Robert L. Laurent, Jr.              Executive Vice President, Finance and   March 30, 2006
  -------------------------------------------       Acquisitions (Principal Financial
            Robert L. Laurent, Jr.                              Officer)