Form 10-Q
period 2006-03-31
FEDDERS CORP /DE
filed 2006-05-10
CIK 744106

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

                                 Yes [ ] No [X]

     The registrant has outstanding 28,395,107 shares of Common Stock and 2,492,401 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of April 30, 2006.

================================================================================

                               FEDDERS CORPORATION

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I     FINANCIAL INFORMATION                                               3
ITEM 1.    FINANCIAL STATEMENTS                                                3
           CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005                  3
           CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006,
           DECEMBER 31, 2005 AND MARCH 31, 2005                                4
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
           MONTHS ENDED MARCH 31, 2006 AND 2005                                5
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                   6-18

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION                              19-23
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         24
ITEM 4.    CONTROLS AND PROCEDURES                                         24-26

PART II    OTHER INFORMATION                                                  27
ITEM 1.    LEGAL PROCEEDINGS                                                  27
ITEM 1A.   RISK FACTORS                                                       27
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                          27
ITEM 3.    DEFAULTS ON SENIOR SECURITIES                                      27
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                28
ITEM 5.    OTHER INFORMATION                                                  28
ITEM 6.    EXHIBITS                                                           28
           SIGNATURE                                                          28
           CERTIFICATIONS                                                  29-32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FEDDERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                2006      2005
                                                           -------   --------
                                                               (UNAUDITED)
Net sales ..............................................   $99,701   $72,898
   Cost of sales .......................................    87,006    59,286
                                                           -------   -------
Gross profit ...........................................    12,695    13,612
   Selling, general and administrative expense .........    15,040    17,569
   Asset impairment, employee severance and other
      restructuring charges/(credits) ..................        --       175
                                                           -------   -------
Total operating expenses ...............................    15,040    17,744
                                                           -------   -------
Operating income/(loss) ................................    (2,345)   (4,132)
Partners' net interest in joint venture results ........       147      (379)
Interest expense, net ..................................     5,473     5,358
Other (income)/expense .................................       559      (607)
                                                           -------   -------
Income/(loss) from continuing operations before
   income taxes ........................................    (8,524)   (8,504)
Provision/(benefit) for income taxes ...................       277       228
                                                           -------   -------
Income/(loss) from continuing operations ...............    (8,801)   (8,732)
Income/(loss) from discontinued operations, net of
   tax of $0 and $14 ...................................        --       635
                                                           -------   -------
Net income/(loss) ......................................    (8,801)   (8,097)
Preferred stock dividends ..............................     1,143     1,005
                                                           -------   -------
Net income/(loss) applicable to common stockholders ....   $(9,944)  $(9,102)
                                                           =======   =======
Income/(loss) per common share:
   Basic net income/(loss) per common share from
      continuing operations ............................   $ (0.32)  $ (0.32)
                                                           =======   =======
   Diluted net income/(loss) per common share from
      continuing operations ............................     (0.32)    (0.32)
                                                           =======   =======
   Basic net income/(loss) per common share from
      discontinued operations ..........................   $    --   $  0.02
                                                           =======   =======
   Diluted net income/(loss) per common share from
      discontinued operations ..........................        --      0.02
                                                           =======   =======
   Basic net income/(loss) per common share ............   $ (0.32)  $ (0.30)
                                                           =======   =======
   Diluted net income/(loss) per common share ..........     (0.32)    (0.30)
                                                           =======   =======
Weighted average shares:
   Basic ...............................................    30,832    30,534
   Diluted .............................................    30,832    30,534
Dividends per share declared:
   Common  and Class B Stock ...........................   $    --   $ 0.030
   Preferred Stock .....................................        --     0.538

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31, 2006                       MARCH 31, 2005
(AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE DATA)                (UNAUDITED)    DECEMBER 31, 2005     (UNAUDITED)
                                                           --------------   -----------------   --------------
                         ASSETS
Current assets:
   Cash and cash equivalents ...........................      $ 10,135          $ 14,417           $ 13,499
   Accounts receivable (net of allowance of $3,698,
      $3,928 and $4,016 at March 31, 2006, December
      31, 2005 and March 31, 2005, respectively) .......        65,310            42,157             62,079
   Inventories:
      Finished goods ...................................        54,367            52,395            113,694
      Work-in-process ..................................         2,716             2,694              3,029
      Raw materials and supplies .......................        20,923            19,224             27,204
                                                              --------          --------           --------
   Net inventories .....................................        78,006            74,313            143,927
   Deferred income taxes ...............................         3,904             3,882              8,837
   Assets held for sale ................................            --               843                 --
   Other current assets ................................        10,746             6,333             12,759
   Current assets of discontinued operations ...........            --                --              4,132
                                                              --------          --------           --------
Total current assets ...................................       168,101           141,945            245,233

Net property, plant and equipment:
   Land and improvements ...............................         4,900             4,900              5,186
   Buildings and leasehold improvements ................        35,150            35,952             40,745
   Machinery and equipment .............................        72,891            71,083            107,074
                                                              --------          --------           --------
   Gross property, plant and equipment .................       112,941           111,935            153,005
   Less accumulated depreciation .......................        69,041            67,392             93,985
                                                              --------          --------           --------
Net property, plant and equipment ......................        43,900            44,543             59,020
Deferred income taxes ..................................        21,629            21,629             22,263
Goodwill ...............................................        88,052            87,725             87,599
Other intangible assets ................................         4,544             4,726              4,920
Other assets ...........................................        30,469            30,486             36,064
Other assets of discontinued operations ................            --                --              3,235
                                                              --------          --------           --------
Total assets ...........................................      $356,695          $331,054           $458,334
                                                              ========          ========           ========

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Short-term notes ....................................      $ 55,989          $ 56,740           $ 99,617
   Current portion of long-term debt ...................         2,508             2,470              1,555
   Accounts payable ....................................        79,551            43,961             62,697
   Income taxes payable ................................         1,386             1,370              1,440
   Accrued expenses ....................................        37,377            39,149             41,412
   Current liabilities of discontinued operations ......            --                --              1,708
                                                              --------          --------           --------
Total current liabilities ..............................       176,811           143,690            208,429

Long-term debt .........................................       158,052           158,113            160,099
Other long-term liabilities ............................        25,086            24,952             29,404
Long-term liabilities of discontinued operations .......            --                --              1,415
Partners' net interest in joint venture ................         4,751             4,361              4,272
                                                              --------          --------           --------
Total liabilities ......................................       364,700           331,116            403,619

Stockholders' equity/(deficit):
Preferred Stock, $0.01 par value, 15,000 shares
   authorized and 2,127 shares issued ..................            21                21                 21
Common Stock, $0.01 par value, 70,000 shares authorized,
   36,916, 36,816 and 36,628 issued at March 31, 2006,
   December 31, 2005 and March 31, 2005, respectively ..           369               367                366
Class B Stock, $0.01 par value, 5,000 shares authorized
   and 2,492 shares issued .............................            25                25                 25
Additional paid-in capital .............................       115,118           115,523            115,106
Retained earnings/(deficit) ............................       (85,036)          (76,235)           (20,192)
Accumulated other comprehensive gain (loss) ............           686               (92)              (963)
Treasury stock, at cost, 8,521 shares of Common Stock at
   March 31, 2006, December 31, 2005 and
   March 31, 2005 ......................................       (39,188)          (39,188)           (39,188)
Deferred compensation ..................................            --              (483)              (460)
                                                              --------          --------           --------
Total stockholders' equity/(deficit) ...................        (8,005)              (62)            54,715
                                                              --------          --------           --------
Total liabilities and stockholders' equity/(deficit) ...      $356,695          $331,054           $458,334
                                                              ========          ========           ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   -------------------
(AMOUNTS IN THOUSANDS)                                               2006       2005
                                                                   --------   --------
                                                                       (UNAUDITED)
Cash flows from operating activities:
Net loss .......................................................   $ (8,801)  $ (8,097)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ...............................      1,846      2,473
   Deferred income taxes .......................................        (22)       (10)
   Amortization of deferred financing costs ....................        221        212
   (Gain)/loss on asset disposal ...............................         --        (53)
   Partners' net interest in joint venture results .............        147       (343)
Changes in operating assets and liabilities, net of acquisition:
   Accounts receivable .........................................    (23,153)   (31,678)
   Inventories .................................................     (3,693)    (9,481)
   Other current assets ........................................     (4,413)      (806)
   Other assets ................................................         35        (42)
   Accounts payable ............................................     35,590     11,739
   Accrued expenses and income taxes payable ...................     (1,755)       566
   Other long-term liabilities .................................        133       (351)
   Other-net ...................................................          1         64
                                                                   --------   --------
Net cash used in operating activities ..........................     (3,864)   (35,807)
                                                                   --------   --------

Cash flows from investing activities:
   Additions to property, plant, and equipment .................     (1,182)    (1,814)
   Proceeds from disposal of property, plant and equipment .....        843        116
   Acquisition of business, net of cash acquired (Note 5) ......         --     (9,426)
                                                                   --------   --------
Net cash used in investing activities ..........................       (339)   (11,124)
                                                                   --------   --------

Cash flows from financing activities:
   Proceeds/(repayments) from short-term notes .................       (751)    40,281
   Repayments of long-term debt ................................       (106)      (428)
   Cash dividends ..............................................         --     (1,919)
                                                                   --------   --------
Net cash provided by/(used in) financing activities ............       (857)    37,934
                                                                   --------   --------

Effect of exchange rate changes ................................        778       (287)
                                                                   --------   --------

Net (decrease)/increase in cash and cash equivalents ...........     (4,282)    (9,284)
Cash and cash equivalents at beginning of period ...............     14,417     22,783
                                                                   --------   --------
Cash and cash equivalents at end of period .....................   $ 10,135   $ 13,499
                                                                   ========   ========

Supplemental disclosure:
   Interest paid ...............................................   $  9,223   $  8,727
   Income taxes paid ...........................................         95         28

In accordance with Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment", effective January 1, 2006, the Company reversed the unearned compensation balance related to restricted stock units, included in deferred compensation in the December 31, 2005 consolidated balance sheet, netting the balance against additional paid-in capital. In February 2006, the Company granted 100,000 shares of restricted stock with a value of $139. During the three months ended March 31, 2005, the Company had no restricted stock grants. (See Note 3.)

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands except share and per share data)
                                   (unaudited)

1. BASIS OF PRESENTATION

     The financial statements included herein are unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in the Annual Report on Form 10-K of Fedders Corporation (the "Company") for the fiscal year ended December 31, 2005. Certain reclassifications may have been made in prior-year amounts to conform to the current-year presentation.

     On January 25, 2005, the Company's Board of Directors approved the sale of all of the capital stock of Melcor Corporation, its thermal management subsidiary, which was not considered a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17,300 in cash (before a $200 temporary holdback), which resulted in a pre-tax gain of $11,400. The consolidated statements of operations, consolidated balance sheets, and notes to the consolidated financial statements have been adjusted to reflect the accounts of Melcor as discontinued operations. Melcor's revenues, which were reported in the Engineered Products segment, were $3,331 for the first three months of 2005. Discontinued operations do not include an allocation of interest expense.

     The Company's business is seasonal and, consequently, operating results for the three-month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. The Company continues to pursue its strategy to diversify sales and earnings to become less dependent on the manufacture and sale of room air conditioners. The demand for room air conditioners is highly seasonal in the North American market.

2. COMPREHENSIVE INCOME (LOSS)

     Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected in other comprehensive loss as a separate component of stockholders' equity.

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         ------------------
                                           2006      2005
                                         -------   -------
Net income/(loss) ....................   $(8,801)  $(8,097)
Other comprehensive income/(loss):
Foreign currency translation .........       778      (287)
                                         -------   -------
Comprehensive income/(loss) ..........   $(8,023)  $(8,384)
                                         =======   =======

3. STOCK COMPENSATION

     The Company adopted SFAS No. 123(R), "Share-Based Payment" as of January 1, 2006. This Statement replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS No123(R) requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award. This cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS No. 123(R) also requires that the additional tax benefits the Company receives from stock-based compensation be recorded as cash inflows from financing activities in the statement of cash flows. Prior to January 1, 2006, the Company applied the provisions of APB 25 in accounting for awards made under the Company's stock-based compensation plans.

     The Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this method, results from prior periods have not been restated. During 2003, the Company ceased granting stock options, and as a result, the effect of adopting SFAS No. 123(R) was not material to the Company's results of operations, balance sheet, or cash flow for the three months ended March 31, 2006, nor on a pro-forma basis for the three months ended March 31, 2005.

     The Company currently grants restricted stock for certain key employees. The restricted stock requires no payment from the recipient and compensation cost is measured based on the market price on the grant date and is recorded over the vesting period. Restricted stock does not have an option for cash payment.

     The following table summarizes stock-based compensation expense recorded for the three months ended March 31, 2005 and 2006.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  ------------------
                                                      2006   2005
                                                      ----   ----
Restricted stock                                       $80    $66
Stock options                                           --     --
                                                       ---    ---
Total share-based compensation expense                 $80    $66
                                                       ===    ===

Tax effect on share-based compensation expense          --     --
                                                       ---    ---
Net effect on income from continuing operations        $80    $66
                                                       ===    ===

Effect on basic and diluted earnings per share         $--    $--
                                                       ===    ===

     The following table summarizes restricted stock activity for the three months ended March 31,

                                            WEIGHTED                    WEIGHTED
                             RESTRICTED      AVERAGE     RESTRICTED      AVERAGE
                            STOCK SHARES   GRANT-DATE   STOCK SHARES   GRANT-DATE
                                2006       FAIR VALUE       2005       FAIR VALUE
                            ------------   ----------   ------------   ----------
Balance at January 1 ....      250,000        $4.35        150,000        $5.70
Granted .................      100,000         1.39             --           --
Cancelled or expired ....           --           --             --           --
                               -------                     -------
Balance at March 31 .....      350,000        $3.52        150,000        $5.70
                               =======                     =======

     The following table summarizes stock option activity for the three months ended March 31,

                                                WEIGHTED                   WEIGHTED
                                   OPTIONS       AVERAGE      OPTIONS      AVERAGE
                                 OUTSTANDING   GRANT-DATE   OUTSTANDING   GRANT-DATE
                                     2006      FAIR VALUE       2005      FAIR VALUE
                                 -----------   ----------   -----------   ----------
Outstanding at January 31 ....     1,128,750      $4.25       1,474,000      $4.30
Granted ......................            --         --              --         --
Cancelled or expired .........       (15,000)      5.65              --         --
Exercised ....................            --         --              --         --
                                 -----------                -----------
Outstanding at March 31 ......     1,113,750       4.25       1,474,000       4.30
                                 ===========                ===========

Exercisable at March 31 ......     1,113,750       4.25       1,474,000       4.30
Exercise price par share .....   $3.02-$5.65                $3.02-$5.65

     There were no stock options granted during 2006 or 2005. The fair value of each option granted prior to 2004 was estimated on the date of grant using the Binomial option pricing model with the following weighted-average assumptions:

Expected dividend yield ....   2.1%
Risk-free rate .............   3.0%
Expected life in years .....     5
Volatility .................    39%

     The following table summarizes information on stock options outstanding at March 31, 2006:

                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                   ------------------------------------   ----------------------
                      NUMBER     CONTRACTUAL   EXERCISE      NUMBER     EXERCISE
EXERCISE PRICES    OUTSTANDING     LIFE(1)     PRICE(1)   EXERCISABLE   PRICE(1)
---------------    -----------   ------------  --------   -----------   --------
$3.02 ..........      598,750        1.24        $3.02       598,750     $3.02
$4.20 - 5.65 ...      515,000        2.57         5.64       515,000      5.64
                    ---------        ----        -----     ---------     -----
                    1,113,750        1.85        $4.25     1,113,750     $4.25
                    =========        ====        =====     =========     =====

(1)  weighted average

4. EARNINGS/(LOSS) PER SHARE

     For the three months ended March 31, 2006 and 2005, net loss per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,831,728 and 30,533,473 shares, respectively. Due to their anti-dilutive effect, 1,113,750 and 1,474,000 stock options were excluded from the computation of diluted loss per share for the three months ended March 31, 2006 and 2005, respectively.

5. ACQUISITIONS AND DISCOUNTINUED OPERATIONS

Sale of Melcor

     On January 25, 2005, the Company's Board of Directors approved the sale of all of the capital stock of Melcor Corporation, its thermal management subsidiary, which was not considered a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17,300 in cash (before a $200 temporary holdback), which resulted in a pre-tax gain of $11,400. Melcor's revenues, which were reported in the Engineered Products segment, were $3,331 for the first three months of 2005.

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

     Islandaire is located in East Setauket, New York, and now operates as Fedders Islandaire, Inc. It manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels, and motels, and in institutional buildings such as schools, offices, hospitals, and nursing homes. Islandaire's replacement PTAC units fit into existing wall openings without alteration to the structure of the building. The addition of Islandaire's products extends the product line of the Company's existing commercial products division. This subsidiary has been included within the HVACR reportable segment since the date of acquisition.

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS

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

     Goodwill and other intangible assets of continuing operations consist of the following:

                                                          Engineered
                                                 HVACR     Products     Total
                                                -------   ----------   -------
Goodwill balance as of December 31, 2005 ....   $79,366     $8,359     $87,725
Effect of foreign currency change ...........       327         --         327
                                                -------     ------     -------
Goodwill balance as of March 31, 2006 .......   $79,693     $8,359     $88,052
                                                =======     ======     =======

                                               March 31, December 31,  March 31,
                                                  2006       2005         2005
                                               --------- ------------  ---------
Other intangible assets .....................   $ 7,190     $ 7,911    $ 6,484
Accumulated amortization ....................    (2,646)    (3,185)    (1,564)
                                                 -------    -------    -------
Other intangible assets - net ...............    $ 4,544    $ 4,726    $ 4,920
                                                 =======    =======    =======

     Other intangible assets primarily represent intangible assets of islandaire. Amortization expense for continuing operations for the three months ended March 31, 2006 and 2005 was $236 and $92, respectively. Estimated amortization expense for other intangibles for the next five years will be approximately $967, $621, $599, $578 and $474, respectively, and $1,305 thereafter.

7. ASSETS HELD FOR SALE

     At December 31, 2005, net assets totaling $843 at the Company's Columbia, Tennessee facility were classified as "Assets Held for Sale". These assets were sold at their carrying value on February 3, 2006. There were no "Assets Held for Sale" at March 31, 2006 and 2005.

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

     The Engineered Products segment designs, manufactures and distributes media filters, electronic filters, humidifiers, dust collectors, and fan filter units. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

SUMMARY OF BUSINESS BY SEGMENT:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     ------------------
                                                                       2006      2005
                                                                     -------   -------
Net sales:
   HVACR .........................................................   $93,299   $66,637
   Engineered Products ...........................................     6,402     6,261
                                                                     -------   -------
   Net sales .....................................................   $99,701   $72,898
                                                                     =======   =======
   Income/(loss) by segment:
   HVACR .........................................................   $(1,925)  $(2,119)
   Engineered Products ...........................................        61       328
                                                                     -------   -------
   Segment operating income/(loss) ...............................    (1,864)   (1,791)
   Goodwill impairment, asset impairment, employee severance
      and other restructuring charges/(credits) ..................        --       175
   Non-allocated expense/(income) ................................     1,187     1,180
   Interest expense, net .........................................     5,473     5,358
   Income tax expense/(benefit) ..................................       277       228
                                                                     -------   -------
   Income/(loss) from continuing operations ......................    (8,801)   (8,732)
   Net Income/(loss) from discontinued operations, net of tax ....        --       635
                                                                     -------   -------
   Net income/(loss) .............................................   $(8,801)  $(8,097)
                                                                     =======   =======

                               MARCH 31,   DECEMBER 31,   MARCH 31,
                                  2006         2005          2005
                               ---------   ------------   ---------
Total assets:
HVACR ......................    $264,825     $240,281      $336,024
Engineered Products ........      38,886       40,287        45,213
Non-allocated assets .......      52,984       50,486        69,730
Discontinued operations ....          --           --         7,367
                                --------     --------      --------
                                $356,695     $331,054      $458,334
                                ========     ========      ========

     Non-allocated (income)/expense and assets are primarily related to the Company's corporate headquarters, other (income)/expense, and minority interest.

9. DEFERRED RETIREE OBLIGATION AND OTHER COMPENSATION ARRANGEMENTS

     The Company has a deferred retiree obligation for certain retirees. The following table summarizes certain information with respect to this obligation.

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
                                                     2006      2005
                                                   -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ........   $10,280   $11,228
Service cost ...................................        --        --
Interest cost ..................................       138       156
Actuarial changes and other ....................       (90)       --
Benefits paid ..................................      (418)     (419)
                                                   -------   -------
Benefit obligation at end of period ............   $ 9,910   $10,965
                                                   =======   =======

Weighted-average assumptions as of March 31:
Discount rate ..................................      5.75%     5.75%

10. PRODUCT WARRANTY

     Certain of the Company's products are covered by standard product warranty plans that extend from 1 to 5 years. In addition, major retailers have customer return policies which allow customers to return product that may be defective in lieu of field service. At the time revenue is recognized, upon shipment, measurements of those sales are reduced by estimates of the future costs associated with fulfilling warranty obligations.

     The Company uses historical failure and defective return rates, which may or may not be indicative of future rates. Each quarter, the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, is re-evaluated.

     The following table displays the activity and balances of the product warranty liability for the three months ended March 31:

                                                                 2006       2005
                                                               -------    -------
Warranty balance at beginning of period ....................   $ 7,552    $ 7,333
Accrual for warranty based on revenue during the period ....     3,531      2,528
Settlements made during the period .........................    (1,833)    (2,594)
                                                               -------    -------
Warranty balance at end of period ..........................   $ 9,250    $ 7,267
                                                               =======    =======

11. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3". This Statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effects or the cumulative effect of the change, this Statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 was effective for the Company as of January 1, 2006 and did not have a material impact on the Company's financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" to improve the comparability of cross-border financial reporting. This statement amends and clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43, Chapter 4. In addition, this Statement requires that allocation of fixed production overhead costs to conversion costs be based on the normal capacity of the production facilities. The provisions of this

Statement were effective for the Company as of January 1, 2006, and did not have a material impact on the Company's financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123(R), "Share-Based Payments", which replaces Statement No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

     In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, "Share Based Payments" ("SAB 107") to provide public companies additional guidance in applying the provisions of SFAS No. 123(R). Among other things, SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123(R) with certain existing SEC guidance. The Company adopted SAB 107 in conjunction with adopting SFAS No. 123(R) as of January 1, 2006.

     During 2005, the FASB issued the following four Staff Position Papers ("FSPs") providing guidance on implementing SFAS No. 123(R) "Share Based Payments": FSP SFAS No. 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R)"; FSP SFAS No. 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in SFAS No. 123(R)"; FSP SFAS No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards"; and FSP SFAS No. 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event".

     The Company implemented SFAS No. 123(R) effective January 1, 2006. The Company used the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. The Company does not believe that any of the alternative phase-in methods would have a materially different effect on the Company's financial position and results of operations. The provisions of this Statement did not have a material impact on the Company's financial position and results of operations.

12. DEBT

     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year, $75 million secured revolving credit facility. The Company reduced the amount of its revolver based on its anticipated borrowing needs. Availability under the new line of credit is based primarily on advance rates on accounts receivable and inventory in the United States and Canada. Financial covenants include an EBITDA test if availability under the line falls below $10 million or below $7.5 million if no revolving loan balance is outstanding. The credit facility is collateralized by substantially all of the Company's assets and is in effect until January 2011. The Company is no longer subject to minimum working capital or net worth covenants.

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

     The following unaudited condensed consolidating financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidating financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K.

     Certain reclassifications may have been made in prior-year amounts to conform to the current-year presentation.

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED MARCH 31, 2006
                                                               ---------------------------------------------------------
                                                               FEDDERS
                                                                NORTH     OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                               AMERICA   FEDDERS     PARENT      ENTRIES     CORPORATION
                                                               -------   -------   ---------   -----------   -----------
Net sales ..................................................   $91,223   $75,208    $    --      $(66,730)     $99,701
Cost of sales ..............................................    84,686    69,050         --       (66,730)      87,006
                                                               -------   -------    -------      --------      -------
Gross profit ...............................................     6,537     6,158         --            --       12,695
Selling, general and administrative expense (a) ............    11,334     3,405        301            --       15,040
Asset impairment, employee severance and other restructuring
   charges/(credits) .......................................        --        --         --            --           --
                                                               -------   -------    -------      --------      -------
Operating income/(loss) ....................................    (4,797)    2,753       (301)           --       (2,345)
Partners' net interest in joint venture results ............        29       118         --            --          147
Equity income in investment ................................        --        --     (8,500)        8,500           --
Interest expense, net (b) ..................................     4,806       667         --            --        5,473
Other (income)/expense .....................................       254       305         --            --          559
                                                               -------   -------    -------      --------      -------
Income/(loss) before income taxes ..........................    (9,886)    1,663     (8,801)        8,500       (8,524)
Provision/(benefit) for income taxes .......................         9       268         --            --          277
                                                               -------   -------    -------      --------      -------
Net income/(loss) ..........................................    (9,895)    1,395     (8,801)        8,500       (8,801)
Preferred stock dividends ..................................        --        --      1,143            --        1,143
                                                               -------   -------    -------      --------      -------
Net income/(loss) applicable to common stockholders ........   $(9,895)  $ 1,395    $(9,944)     $  8,500      $(9,944)
                                                               =======   =======    =======      ========      =======

                                                                           THREE MONTHS ENDED MARCH 31, 2005
                                                               ---------------------------------------------------------
                                                               FEDDERS
                                                                NORTH     OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                               AMERICA   FEDDERS     PARENT      ENTRIES     CORPORATION
                                                               -------   -------   ---------   -----------   -----------
Net sales ..................................................   $64,126   $68,636    $    --      $(59,864)     $ 72,898
Cost of sales ..............................................    57,085    62,065         --       (59,864)       59,286
                                                               -------   -------    -------      --------      --------
Gross profit ...............................................     7,041     6,571         --            --        13,612
Selling, general and administrative expense (a) ............    11,058     5,169      1,342            --        17,569
Asset impairment, employee severance and other restructuring
   charges/(credits) .......................................        58       117         --            --           175
                                                               -------   -------    -------      --------      --------
Operating income/(loss) ....................................    (4,075)    1,285     (1,342)           --        (4,132)
Partners' net interest in joint venture results ............       (31)     (348)        --            --          (379)
Equity income in investment ................................        --        --     (6,771)        6,771            --
Interest expense, net (b) ..................................     4,820       535          3            --         5,358
Other (income)/expense .....................................      (538)      (50)       (19)           --          (607)
                                                               -------   -------    -------      --------      --------
Income/(loss) from continuing operations before income
   taxes ...................................................    (8,326)    1,148     (8,097)        6,771        (8,504)
Provision/(benefit) for income taxes .......................        --       228         --            --           228
                                                               -------   -------    -------      --------      --------
Income/(loss) from continuing operations ...................    (8,326)      920     (8,097)        6,771        (8,732)
Discontinued operations, net of tax ........................       568        67         --            --           635
                                                               -------   -------    -------      --------      --------
Net income/(loss) ..........................................    (7,758)      987     (8,097)        6,771        (8,097)
Preferred stock dividends ..................................        --        --      1,005            --         1,005
                                                               -------   -------    -------      --------      --------
Net income/(loss) applicable to common stockholders ........   $(7,758)  $   987    $(9,102)     $  6,771      $ (9,102)
                                                               =======   =======    =======      ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                        MARCH 31, 2006
                                                 ------------------------------------------------------------
                                                  FEDDERS
                                                   NORTH       OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                  AMERICA     FEDDERS     PARENT      ENTRIES     CORPORATION
                                                 ---------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents .................   $   5,052   $  4,142   $     941     $     --      $ 10,135
   Net accounts receivable ...................      55,510      9,800          --           --        65,310
   Net inventories ...........................      58,969     19,037          --           --        78,006
   Other current assets ......................       3,117      7,763       9,110       (5,340)       14,650
                                                 ---------   --------   ---------     --------      --------
Total current assets .........................     122,648     40,742      10,051       (5,340)      168,101
Investments in subsidiaries ..................          --         --    (116,655)     116,655            --
Net property, plant and equipment ............      26,891     16,928          81           --        43,900
Goodwill .....................................      72,980     15,072          --           --        88,052
Other intangible assets ......................       4,534         10          --           --         4,544
Other assets .................................       4,245      6,801      41,052           --        52,098
                                                 ---------   --------   ---------     --------      --------
Total assets .................................   $ 231,298   $ 79,553   $ (65,471)    $111,315      $356,695
                                                 =========   ========   =========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Short-term notes ..........................   $  35,785   $ 20,204   $      --     $     --      $ 55,989
   Current portion of long-term debt .........       2,389        119                       --         2,508
   Accounts and income taxes payable .........      12,864     64,644       3,429           --        80,937
   Accrued expenses ..........................      21,258      9,145       6,974           --        37,377
                                                 ---------   --------   ---------     --------      --------
Total current liabilities ....................      72,296     94,112      10,403           --       176,811
Long-term debt ...............................     156,729      1,323          --           --       158,052
Other long-term liabilities ..................       4,182      9,951      21,044       (5,340)       29,837
Net due to (from) affiliates .................      93,910     (4,997)    (88,913)          --            --
                                                 ---------   --------   ---------     --------      --------
Total liabilities ............................   $ 327,117    100,389     (57,466)      (5,340)      364,700
                                                 ---------   --------   ---------     --------      --------

Stockholders' equity/(deficit):
   Preferred Stock ...........................          --         --          21           --            21
   Common and Class B Stock ..................           5         --         394           (5)          394
   Additional paid-in capital ................       4,727     29,106     115,118      (33,833)      115,118
   Retained earnings (deficit) ...............    (100,615)   (50,564)    (85,036)     151,179       (85,036)
   Deferred compensation and treasury stock ..          --         --     (39,188)          --       (39,188)
   Accumulated other comprehensive loss ......          64        622         686         (686)          686
                                                 ---------   --------   ---------     --------      --------
Total stockholders' equity/(deficit) .........     (95,819)   (20,836)     (8,005)     116,655        (8,005)
                                                 ---------   --------   ---------     --------      --------
Total liabilities and stockholders'
   equity/(deficit) ..........................   $ 231,298   $ 79,553   $ (65,471)    $111,315      $356,695
                                                 =========   ========   =========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               DECEMBER  31, 2005
                                                          -----------------------------------------------------------
                                                           FEDDERS
                                                            NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                           AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                          --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents ..........................   $  6,455   $  6,300    $  1,662     $     --      $ 14,417
   Net accounts receivable ............................     32,275      9,882          --           --        42,157
   Net inventories ....................................     55,704     18,609          --           --        74,313
   Other current assets ...............................      3,764      3,762       8,872       (5,340)       11,058
                                                          --------   --------    --------     --------      --------
Total current assets ..................................     98,198     38,553      10,534       (5,340)      141,945
Investments in subsidiaries ...........................         --         --     (89,539)      89,539            --
Net property, plant and equipment .....................     27,356     17,092          95           --        44,543
Goodwill ..............................................     72,980     14,745          --           --        87,725
Other intangible assets ...............................      4,726         --          --           --         4,726
Other assets ..........................................      4,594      5,198      42,323           --        52,115
                                                          --------   --------    --------     --------      --------
Total assets ..........................................   $207,854   $ 75,588    $(36,587)    $ 84,199      $331,054
                                                          ========   ========    ========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Short-term notes ...................................   $ 34,599   $ 22,141    $     --     $     --      $ 56,740
   Current portion of long-term debt ..................      2,351        119          --           --         2,470
   Accounts payable ...................................     14,773     29,154          34           --        43,961
   Accrued expenses ...................................     22,835      6,047      11,637           --        40,519
                                                          --------   --------    --------     --------      --------
Total current liabilities .............................     74,558     57,461      11,671           --       143,690
Long-term debt ........................................    156,764      1,349          --           --       158,113
Other long-term liabilities ...........................      2,817      9,735      22,101       (5,340)       29,313
Net due to (from) affiliates ..........................     37,539     32,758     (70,297)          --            --
                                                          --------   --------    --------     --------      --------
Total liabilities .....................................    271,678    101,303     (36,525)      (5,340)      331,116

Stockholders' equity/(deficit):
   Preferred Stock ....................................         --         --          21           --            21
   Common and Class B Stock ...........................          5         --         392           (5)          392
   Additional paid-in capital .........................     26,927     26,542     115,523      (53,469)      115,523
   Retained earnings/(deficit) ........................    (90,757)   (52,164)    (76,235)     142,921       (76,235)
   Deferred compensation and treasury stock ...........         --         --     (39,671)          --       (39,671)
   Accumulated other comprehensive loss ...............          1        (93)        (92)          92           (92)
                                                          --------   --------    --------     --------      --------
Total stockholders' equity/(deficit) ..................    (63,824)   (25,715)        (62)      89,539           (62)
                                                          --------   --------    --------     --------      --------
Total liabilities and stockholders' equity/(deficit) ..   $207,854   $ 75,588    $(36,587)    $ 84,199      $331,054
                                                          ========   ========    ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                              MARCH 31, 2005
                                                       -----------------------------------------------------------
                                                        FEDDERS
                                                         NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                        AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                       --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents .......................   $  4,961   $  5,944    $  2,594     $     --      $ 13,499
   Net accounts receivable .........................     51,626     10,453          --           --        62,079
   Net inventories .................................    118,766     25,161          --           --       143,927
   Other current assets ............................      4,157      9,033      13,746       (5,340)       21,596
   Current assets of discontinued operations .......      3,176        956          --           --         4,132
                                                       --------   --------    --------     --------      --------
Total current assets ...............................    182,686     51,547      16,340       (5,340)      245,233

Investments in subsidiaries ........................                    --     (41,603)      41,603            --
Net property, plant and equipment ..................     42,263     16,504         253           --        59,020
Goodwill ...........................................     72,330     15,269          --           --        87,599
Other intangible assets ............................      4,883         37          --           --         4,920
Other assets .......................................     10,713      3,953      43,661           --        58,327
Other assets of discontinued operations ............      2,655        580          --           --         3,235
                                                       --------   --------    --------     --------      --------
Total assets .......................................   $315,530   $ 87,890    $ 18,651     $ 36,263      $458,334
                                                       ========   ========    ========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes ................................   $ 63,217   $ 36,400    $     --     $     --      $ 99,617
   Current portion of long-term debt ...............      1,436        119          --           --         1,555
   Accounts and income taxes payable ...............     15,135     47,441       1,561           --        64,137
   Accrued expenses ................................     24,999     10,381       6,032           --        41,412
   Current liabilities of discontinued operations ..      1,350        358          --           --         1,708
                                                       --------   --------    --------     --------      --------
Total current liabilities ..........................    106,137     94,699       7,593           --       208,429
Long-term debt .....................................    158,694      1,405          --           --       160,099
Other long-term liabilities ........................        123     10,394      28,499       (5,340)       33,676
Long-term liabilities of discontinued operations ...        612        803          --           --         1,415
Net due to (from) affiliates .......................     77,102     (4,946)    (72,156)          --            --
                                                       --------   --------    --------     --------      --------
Total liabilities ..................................    342,668    102,355     (36,064)      (5,340)      403,619

Stockholders' equity:
   Preferred Stock .................................         --         --          21           --            21
   Common and Class B Stock ........................          5         --         391           (5)          391
   Additional paid-in capital ......................     20,294     25,541     115,106      (45,835)      115,106
   Retained earnings (deficit) .....................    (47,090)   (39,390)    (20,192)      86,480       (20,192)
   Deferred compensation and treasury stock ........         --         --     (39,648)          --       (39,648)
   Accumulated other comprehensive loss ............       (347)      (616)       (963)         963          (963)
                                                       --------   --------    --------     --------      --------
Total stockholders' equity .........................    (27,138)   (14,465)     54,715       41,603        54,715
                                                       --------   --------    --------     --------      --------
Total liabilities and stockholders' equity .........   $315,530   $ 87,890    $ 18,651     $ 36,263      $458,334
                                                       ========   ========    ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                          -----------------------------------------------------------
                                                           FEDDERS
                                                            NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                           AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                          --------   --------   ---------   -----------   -----------
Net cash (used in) provided by operating activities ...   $(18,379)  $ 30,956    $(16,441)      $--         $(3,864)
                                                          --------   --------    --------       ---         -------
Net additions to property, plant and equipment ........       (536)      (632)        (14)       --          (1,182)
Disposal of property, plant and equipment .............        843         --                    --             843
Acquisition of business, net of cash acquired .........                    --          --        --              --
                                                          --------   --------    --------       ---         -------
Net cash (used in) provided by investing activities ...        307       (632)        (14)       --            (339)
                                                          --------   --------    --------       ---         -------
Proceeds (repayments) of short-term notes .............      1,186     (1,937)         --        --            (751)
Net repayments of long-term debt ......................        (80)       (26)         --        --            (106)
Change in net due to (from) affiliate .................     15,563    (31,297)     15,734        --              --
                                                          --------   --------    --------       ---         -------
Net cash provided by (used in) financing activities ...     16,669    (33,260)     15,734        --            (857)
                                                          --------   --------    --------       ---         -------
Effect of exchange rates ..............................         --        778          --        --             778
                                                          --------   --------    --------       ---         -------
Net (decrease) increase in cash and cash equivalents ..     (1,403)    (2,158)       (721)       --          (4,282)
Cash and cash equivalents at beginning of period ......      6,455      6,300       1,662        --          14,417
                                                          --------   --------    --------       ---         -------
Cash and cash equivalents at end of period ............   $  5,052   $  4,142    $    941       $--         $10,135
                                                          ========   ========    ========       ===         =======

                                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                          -----------------------------------------------------------
                                                           FEDDERS
                                                            NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                           AMERICA    FEDDERS     PARENT       ENTRIES    CORPORATION
                                                          --------   --------   ---------   -----------   -----------
Net cash (used in) provided by operating activities ...   $(52,975)  $ 20,526    $(3,358)       $--         $(35,807)
                                                          --------   --------    -------        ---         --------
Net additions to property, plant and equipment ........       (374)    (1,440)        --         --           (1,814)
Disposal of property, plant and equipment .............         --         --        116         --              116
Acquisition of business, net of cash acquired .........     (9,426)        --         --         --           (9,426)
                                                          --------   --------    -------        ---         --------
Net cash (used in) provided by investing activities ...     (9,800)    (1,440)       116         --          (11,124)
                                                          --------   --------    -------        ---         --------
Proceeds (repayments) of short-term notes .............     33,122      7,159         --         --           40,281
Net repayments of long-term debt ......................       (400)       (28)        --         --             (428)
Cash dividends ........................................      6,115     (6,115)    (1,919)        --           (1,919)
Change in net due to (from) affiliate .................     26,121    (28,400)     2,279         --               --
                                                          --------   --------    -------        ---         --------
Net cash provided by (used in) financing activities ...     64,958    (27,384)       360         --           37,934
                                                          --------   --------    -------        ---         --------
Effect of exchange rates ..............................         --       (287)        --         --             (287)
                                                          --------   --------    -------        ---         --------
Net (decrease) increase in cash and cash equivalents ..      2,183     (8,585)    (2,882)        --           (9,284)
Cash and cash equivalents at beginning of period ......      2,778     14,529      5,476         --           22,783
                                                          --------   --------    -------        ---         --------
Cash and cash equivalents at end of period ............   $  4,961   $  5,944    $ 2,594        $--         $ 13,499
                                                          ========   ========    =======        ===         ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

     a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $2.5 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively.

     b) FNA's interest expense reflects actual interest charges on the 9 7/8% Senior Notes, Addison Mortgage, Trion Industrial Revenue Bond, State of Illinois Promissory Note, Eubank mortgage, capital lease obligations and a revolving line of credit.

     c) FNA's depreciation and amortization for the three months ended March 31, 2006 and 2005 amounted to approximately $1.0 million and $1.7 million, respectively. Capital expenditures of FNA amounted to $0.5 million and $0.3 million in the three months ended March 31, 2006 and 2005, respectively.

     d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

     e) The Company's stock option plans include FNA's employees.

     f) On October 26, 2005, FNA sold its non-core thermal management business, Melcor Corporation, to Laird Technologies, Inc. for $ 17.3 million in cash. Melcor's results of operations are reported as discontinued operations.

     g) On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc. ("Islandaire") for a combination of $9.6 million in cash, 257,484 shares of Preferred Stock valued at $6.4 million, 100,000 shares of Common Stock valued at $0.3 million, and $0.1 million of transaction costs, which primarily consisted of fees paid for appraisals, legal and accounting services. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization). Located in East Setauket, New York, Islandaire, which is now known as Fedders Islandaire, Inc., manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels and motels, and in institutional buildings such as schools, offices, hospitals and nursing homes. (See Note 5.)

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

OVERVIEW

     Fedders is a leading global producer and marketer of air treatment products for the residential, commercial and industrial markets. Our products include a wide range of residential and commercial heating and cooling products, air cleaners, dehumidifiers and humidifiers. We have two reportable industry segments: Heating, Ventilation, Air Conditioning and Refrigeration ("HVACR") and Engineered Products. Both segments operate and sell products in the global air treatment market. Over the past seven years, we have repositioned ourselves through globalization and expansion of our product offerings from serving primarily the $1.3 billion North American market for window air conditioners to serving the $37 billion global air treatment market. Major markets we have entered include residential central and commercial air conditioning and high growth markets in Asia. Due to the current seasonality of our business, a majority of shipments and revenue occurs during the first six months of the calendar year.

     The Company's results were affected in 2005 by unfavorable weather in North America during the summer of 2004 that reduced sales and left excess inventory in the distribution system. That inventory sharply reduced customer orders for 2005. During 2005, hot weather depleted most inventories at retail distribution, creating demand for room air conditioners entering 2006. In November 2005, the Company disclosed it would discontinue selling room air conditioners and dehumidifiers through The Home Depot retail stores in the United States for 2006 due to low profit margins and higher working capital requirements of this business. The Company will, however, continue to sell these products to Home Depot Supply, Home Depot.com and Home Depot Canada in 2006.

     The Company implemented a restructuring plan during the latter part of 2005 to significantly reduce costs throughout the Company, to enhance its competitive position in the markets in which it participates, and to return the Company to profitability. The restructuring involved ceasing manufacturing and refurbishing of room air conditioners in Effingham, Illinois; consolidating commercial air conditioner manufacturing from our Longview, Texas factory into our Orlando, Florida factory; consolidating air filtration manufacturing from our Albuquerque, New Mexico factory into our Sanford, North Carolina factory; consolidating air conditioner manufacturing in China from three factories to two factories; and consolidating all domestic warehousing from Company owned and third party warehouses into our Effingham, Illinois facility.

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

     Islandaire is located in East Setauket, New York, and now operates as Fedders Islandaire, Inc. It manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels, and motels, and in institutional buildings such as schools, offices, hospitals, and nursing homes. Islandaire's replacement PTAC units fit into existing wall openings without alteration to the structure of the building. The addition of Islandaire's products extends the product line of the Company's existing commercial products division. This subsidiary has been included within the HVACR reportable segment since the date of acquisition.

DISCONTINUED OPERATIONS

     On January 25, 2005, the Company's Board of Directors approved the sale of all the capital stock of Melcor Corporation, its thermal management subsidiary, which the Company does not consider a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17.3 million in cash (before a $0.2 million temporary holdback) which resulted in a pre-tax gain of $11.4 million. Melcor's results of operations, assets and liabilities are reported as discontinued operations. Melcor revenues, which were reported in the Engineered Products segment, and were $3.3 million for the first three months of 2005.

RESULTS OF OPERATIONS

     The following table presents our results of continuing operations for periods indicated. Results for the three months ended March 31, 2006 and 2005 are unaudited. Operating results for Melcor Corporation are disclosed as discontinued operations.

OPERATING RESULTS AS A PERCENT OF NET SALES

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  ------------------
                                                     2006      2005
                                                   -------   -------
Net sales .....................................    $99,701   $72,898
                                                   =======   =======
Gross profit ..................................       12.7%     18.7%
Selling, general and administrative expense ...       15.1      24.1
Restructuring expense .........................         --       0.2
Operating income/(loss) .......................       (2.4)     (5.7)
Net interest expense ..........................        5.5       7.3
Pre-tax loss ..................................       (8.4)    (11.7)

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THE THREE MONTHS ENDED MARCH 31, 2005

     Net sales for the three-month period ended March 31, 2006 increased by 36.8% to $99.7 million, compared with $72.9 million in the prior-year period. Net sales within the HVACR segment increased by 40.0% during the period due primarily to higher sales of room air conditioners in North America. Sales also increased for dehumidifiers, residential ducted air conditioners, and commercial air conditioners. Sales in the Engineered Products segment increased by 2.3%.

     Gross profit declined to $12.7 million in the three-month period ended March 31, 2006, compared with $13.6 million in the prior-year period, and decreased to 12.7% of net sales during the period versus 18.7% in the prior-year period. Gross profit dollars declined primarily as a result of increased copper, aluminum, and plastic costs of $4.2 million that could not be passed along to fixed-price-contract room air conditioner and dehumidifier customers in the form of price increases. Also impacting gross profit in 2006 was a significantly higher sales mix of low-margin room air conditioners during the quarter compared with prior year because, this year, customers purchased product directly from the Company's China facilities rather than from our domestic warehouses nearer to the summer season as occurred in the prior year. These lower-margin sales were partly offset by increased sales and gross margins of residential ducted air conditioners and commercial air conditioners in the HVACR segment.

     Selling, general and administrative expenses ("SG&A") for the three-month period ended March 31, 2006 were $15.1 million, or 15.1% of net sales, compared with $17.7 million, or 24.1% of net sales in the prior-year period. This is a 14.4% reduction as a result of cost-savings programs initiated in late 2005 and management's continued focus on controlling costs.

     The operating loss for the three-months ended March 31, 2006 was $2.3 million, or 2.4% of net sales, compared with $4.1 million, or 5.7% of net sales, in the prior-year period. The improvement reflected lower SG&A costs partially offset by the lower gross profit.

     Net interest expense increased slightly in the three-month period ended March 31, 2006, to $5.5 million, or 5.5% of net sales, compared with $5.4 million, or 7.3% of net sales, in the prior-year period. Interest expense consisted of interest on the Company's long-term debt, interest on short-term working capital loans in Asia, and on the Company's revolving credit facility in the U.S. Net interest expense was higher than prior year due to higher interest rates during the period on a much lower average borrowing base.

     Net income from discontinued operations in the three-month period ended March 31, 2005 was $0.6 million.

     Net loss applicable to common stockholders in the three-month period ended March 31, 2006 was $9.9 million, or $0.32 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was $9.1 million, or $0.30 loss per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $10.1 million at March 31, 2006 compared with $13.5 million a year earlier. Short-term borrowings under the Company's working capital credit facilities amounted to $56.0 million at March 31, 2006 compared with $99.6 million a year earlier. Current portion of long-term debt amounted to $2.5 million at March 31, 2006, compared with $1.6 million a year earlier.

     Net cash used in operating activities for the three-month period ended March 31, 2006 amounted to $3.9 million, compared with $35.8 million in the prior-year period. Cash was utilized in operations primarily as a result of increased accounts receivable as the Company entered a more active selling season, partly offset by increased accounts payable. Accounts receivable increased $23.2 million versus an increase of $31.7 million in the prior year. Net inventories at March 31, 2006 were $78.0 million compared with $74.3 million at December 31, 2005 and $143.9 million at March 31, 2005. The reduced inventory levels reflect the Company's decision to discontinue room air conditioner and dehumidifier sales to The Home Depot United States retail stores and management's focus on reducing inventory. Accounts payable at March 31, 2006 were $79.6 million compared with $44.0 million at December 31, 2005 and $62.7 million at March 31, 2005, and reflect increased production compared with prior year.

     Net cash used in investing activities in the three-month period ended March 31, 2006 amounted to $0.3 million for additions to property, plant, and equipment, compared with $11.1 million in the prior-year period for the acquisition of

Islandaire and capital expenditures primarily for a research and design center in Qingpu, China.

     Net cash used by financing activities for the three-month period ended March 31, 2006 amounted to $1.1 million, primarily for repaying debt. Net cash provided by financing activities in the prior-year period was $37.9 million, comprised primarily of $40.3 million in short-term borrowings that was used to support operating needs, the acquisition of Islandaire, and $1.9 million of cash dividends.

     The Company did not declare quarterly dividends in the three months ended March 31, 2006. The First Supplemental Indenture limits, among other things, the Company from making any dividend payments without sufficient consolidated net income beginning January 1, 2006 (See Part II. Item 3.). The Company declared quarterly dividends of $0.03 on each share of outstanding common and Class B stock and $0.5375 on each share of outstanding preferred stock in the three months ended March 31, 2005.

     On June 24, 2005, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, received notice that FNA defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Notes, due 2014 (the "Senior Notes") were issued (the "Indenture") requiring the Company to file a Form 10-K for the year ended December 31, 2004. This delay in filing the Form 10-K also resulted in a default under FNA's agreement with Wachovia Bank, NA (the "Senior Lender"). On September 13, 2005, FNA received the written consent from holders of a majority in aggregate principal amount of the outstanding Senior Notes under the Indenture waiving the default in performance of this covenant and consenting to the adoption of the First Supplemental Indenture and Waiver (the "First Supplemental Indenture") among Fedders Corporation, Fedders North America, Inc., the Guarantors named in the Indenture (the "Guarantors"), and U.S. Bank National Association, as Trustee (the "Trustee").

     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year, $75 million secured revolving credit facility. The Company reduced the amount of its revolver based on its anticipated borrowing needs. Availability under the new line of credit is based primarily on advance rates on accounts receivable and inventory in the United States and Canada. Financial covenants include an EBITDA test if availability under the line falls below $10 million or below $7.7 million if no revolving loan balance is outstanding. The credit facility is collateralized by substantially all of the Company's assets and is in effect until January 2011. The Company is no longer subject to minimum working capital or net worth covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     From time to time the Company engages in hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, the Company cannot assure that any hedging transactions we enter into will be effective or will not result in foreign exchange hedging loss. The impact of exchange rate fluctuations on our results of operations cannot be accurately predicted.

     At March 31, 2006, the Company has variable-rate debt of $55.8 million. At this level, a one percentage point increase in interest rates would create $0.6 million additional expense annually.

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

     In connection with the preparation of the Company's 2005 Annual Report on Form 10-K, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2005 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The material weaknesses identified by the Company were disclosed in its 2005 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were not effective, for the reasons described above (relating to the previously-identified material weakness in internal control over financial reporting).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Changes In Internal Control Over Financial Reporting. Management completed its assessment of internal controls for the year ended December 31, 2005. This was done after its 2004 assessment in September 2005 and filing its Report on Form 10-K for the year ended December 31, 2004 on September 30, 2005. The Company engaged new auditors, UHY LLP, in November 2005, because Deloitte & Touche elected not to stand for reappointment in 2005. As a result of the lateness described above, the Company also began its remediation efforts for material weaknesses identified in the 2004 assessment process later than would be ideal during 2005.

     Management, with oversight from the Audit Committee, has been addressing each of the issues identified in the December 31, 2005 Form 10-K, and is committed to effectively remediating known weaknesses as expeditiously as possible. The Company's remediation efforts during the fiscal quarter ended December 31, 2005 have made progress in changing internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, in areas identified as having a material weakness in management's 2005 assessment. Management is addressing all of the material weaknesses listed in its 2005 Annual Report. Changes described below were made in the first quarter of 2006.

     The Company's remediation includes the following:

     The conclusion of management's assessment of internal controls as of and for the year ended December 31, 2005 was that the Company's control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure.

     STEPS TAKEN IN THE CURRENT QUARTER:

     a.) The Corporate Controller has initiated regular corporate-wide meetings of divisional controllers and other financial managers to effectively communicate accounting policies and procedures, process improvements, and change management.

     b.) Effective in 2006, the Company is establishing new more efficient accounting processes and simplifying its complex accounting entity structure, which will free up resources to accelerate the closing process and reconcile accounts.

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

     STEPS TAKEN IN THE CURRENT QUARTER:

     a.) A detailed schedule of due dates was established that includes dates for key account analyses and reconciliation for which evidence of review and approval is required. The schedule takes into consideration financial statement filing requirements, and requires that key analyses be completed in a timely manner, while best utilizing accounting resources available.

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

     STEPS TAKEN IN THE CURRENT QUARTER:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     The reader should carefully consider the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, in
Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on the Company's financial condition and results of operations. The following risk factors have been selected or modified from those appearing in the Company's Annual Report on Form 10-K.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

     On June 24, 2005, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, received notice that FNA defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Notes due 2014 (the "Senior Notes") were issued (the "Indenture") requiring the Company to file timely a Form 10-K for the year ended December 31, 2004 and for its Forms 10-Q for 2005. This delay in filing the Form 10-K and Forms 10-Q also resulted in a default under FNA's agreement with Wachovia Bank, NA (the "Senior Lender"). The Company subsequently received a waiver of these defaults and fulfilled the terms of the waiver by filing its Form 10-K on September 30, 2005 and Forms 10-Q for the 2005 quarters on December 30, 2005.

     The First Supplemental Indenture limits, among other things, the Company from making any dividend payments without sufficient consolidated net income beginning January 1, 2006. The amount of unpaid dividends on the Company's Series A Cumulative Preferred Stock was $3.4 million, or $1.61, per preferred share, at March 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                DESCRIPTION
 ------                                -----------
  31.1    Certifications pursuant to Section 302 of the Sarbanes-OxleyAct of
          2002

  31.2    Certifications pursuant to Section 302 of the Sarbanes-OxleyAct of
          2002

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

May 10, 2006