Form 10-Q
period 2006-06-30
FEDDERS CORP /DE
filed 2006-08-09
CIK 744106

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-8831

                               FEDDERS CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 22-2572390
         (State of incorporation)            (I.R.S.Employer Identification No.)

505 MARTINSVILLE ROAD, LIBERTY CORNER, NJ                 07938-0813
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

                                 Yes [ ] No [X]

     The registrant has outstanding 28,777,871 shares of Common Stock and 2,492,401 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of July 31, 2006.

================================================================================

                               FEDDERS CORPORATION

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I     FINANCIAL INFORMATION                                              3
ITEM 1.    FINANCIAL STATEMENTS                                               3
           CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR
           THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005                        3
           CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006, DECEMBER
           31, 2005 AND JUNE 30, 2005                                         4
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
           ENDED JUNE 30, 2006 AND 2005                                       5
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                   6-20
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION                              21-25
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        26
ITEM 4.    CONTROLS AND PROCEDURES                                         26-28

PART II    OTHER INFORMATION                                                 29
ITEM 1.    LEGAL PROCEEDINGS                                                 29
ITEM 1A.   RISK FACTORS                                                      29
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         29
ITEM 3.    DEFAULTS ON SENIOR SECURITIES                                     29
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               29
ITEM 5.    OTHER INFORMATION                                                 29
ITEM 6.    EXHIBITS                                                          30
           SIGNATURE                                                         31
           CERTIFICATIONS                                                  32-35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FEDDERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                       JUNE 30,              JUNE 30,
                                                                                 -------------------   -------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2006       2005       2006       2005
                                                                                 --------   --------   --------   --------
Net sales ....................................................................   $ 95,567   $122,732   $195,268   $195,630
   Cost of sales .............................................................     81,878     99,632    168,884    158,918
                                                                                 --------   --------   --------   --------
Gross profit .................................................................     13,689     23,100     26,384     36,712
   Selling, general and administrative expense ...............................     16,509     19,410     31,549     36,979
   Asset impairment, employee severance and other restructuring
      charges/(credits) ......................................................        611        197        611        372
                                                                                 --------   --------   --------   --------
Total operating expenses .....................................................     17,120     19,607     32,160     37,351
                                                                                 --------   --------   --------   --------
Operating income/(loss) ......................................................     (3,431)     3,493     (5,776)      (639)
Partners' net interest in joint venture results ..............................        215        314         68        693
Interest expense, net ........................................................      5,340      5,688     10,813     11,046
Other (income)/expense .......................................................         30         85        589       (522)
                                                                                 --------   --------   --------   --------
Income/(loss) from continuing operations before income taxes .................     (8,586)    (1,966)   (17,110)   (10,470)
Provision/(benefit) for income taxes .........................................        315        119        592        347
                                                                                 --------   --------   --------   --------
Income/(loss) from continuing operations .....................................     (8,901)    (2,085)   (17,702)   (10,817)
Income/(loss) from discontinued operations, net of 2005 tax of $0 and $14 ....          -        698          -      1,333
                                                                                 --------   --------   --------   --------
Net income/(loss) ............................................................     (8,901)    (1,387)   (17,702)    (9,484)
Preferred stock dividends ....................................................      1,144      1,144      2,287      2,149
                                                                                 --------   --------   --------   --------
Net income/(loss) applicable to common stockholders ..........................   $(10,045)  $ (2,531)  $(19,989)  $(11,633)
                                                                                 ========   ========   ========   ========

Income/(loss) per common share:
   Basic net income/(loss) per common share from continuing operations .......   $  (0.32)  $  (0.10)  $  (0.65)  $  (0.42)
                                                                                 ========   ========   ========   ========
   Diluted net income/(loss) per common share from continuing operations .....      (0.32)     (0.10)     (0.65)     (0.42)
                                                                                 ========   ========   ========   ========
   Basic net income/(loss) per common share from discontinued operations .....   $      -   $   0.02   $      -   $   0.04
                                                                                 ========   ========   ========   ========
   Diluted net income/(loss) per common share from discontinued operations ...          -       0.02          -       0.04
                                                                                 ========   ========   ========   ========
  Basic net income/(loss) per common share ...................................   $  (0.32)  $  (0.08)  $  (0.65)  $  (0.38)
                                                                                 ========   ========   ========   ========
  Diluted net income/(loss) per common share .................................      (0.32)     (0.08)     (0.65)     (0.38)
                                                                                 ========   ========   ========   ========

Weighted average shares:
   Basic......................................................................     30,927     30,603     30,879     30,568
   Diluted....................................................................     30,927     30,603     30,879     30,568

Dividends per share declared:
   Common and Class B Stock ..................................................   $      -   $  0.030   $      -   $  0.060
   Preferred Stock ...........................................................          -      0.538          -      1.076

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,    DECEMBER 31,     JUNE 30,
(AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE DATA)                                        2006          2005           2005
                                                                                 -----------   ------------   -----------
                                                                                 (Unaudited)                  (Unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents .................................................    $ 11,754       $ 14,417       $ 17,773
   Accounts receivable (net of allowance of $4,148, $3,928 and $4,452
      at June 30, 2006, December 31, 2005 and June 30, 2005, respectively) ...      57,175         42,157         88,413
   Inventories:
      Finished goods .........................................................      40,071         52,395         77,228
      Work-in-process ........................................................       2,407          2,694          2,799
      Raw materials and supplies .............................................      19,253         19,224         23,713
                                                                                  --------       --------       --------
   Net inventories ...........................................................      61,731         74,313        103,740
   Deferred income taxes .....................................................       3,882          3,882          8,830
   Assets held for sale ......................................................           -            843              -
   Other current assets ......................................................       8,136          6,333         10,384
   Current assets of discontinued operations .................................           -              -          4,202
                                                                                  --------       --------       --------
Total current assets .........................................................     142,678        141,945        233,342

Net property, plant and equipment:
   Land and improvements .....................................................       4,900          4,900          5,186
   Buildings and leasehold improvements ......................................      35,576         35,952         40,783
   Machinery and equipment ...................................................      73,248         71,083        106,673
                                                                                  --------       --------       --------
   Gross property, plant and equipment .......................................     113,724        111,935        152,642
   Less accumulated depreciation .............................................      71,076         67,392         94,716
                                                                                  --------       --------       --------
Net property, plant and equipment ............................................      42,648         44,543         57,926
Deferred income taxes ........................................................      21,629         21,629         22,263
Goodwill .....................................................................      87,721         87,725         87,442
Other intangible assets ......................................................       4,236          4,726          4,737
Other assets .................................................................      31,156         30,486         36,280
Other assets of discontinued operations ......................................           -              -          3,188
                                                                                  --------       --------       --------
Total assets .................................................................    $330,068       $331,054       $445,178
                                                                                  ========       ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
   Short-term notes ..........................................................    $ 45,774       $ 56,740       $ 90,492
   Current portion of long-term debt .........................................       2,297          2,470          1,465
   Accounts payable ..........................................................      65,676         43,961         55,527
   Income taxes payable ......................................................       1,679          1,370          1,283
   Accrued expenses ..........................................................      44,473         39,149         49,482
   Current liabilities of discontinued operations ............................           -              -          1,183
                                                                                  --------       --------       --------
Total current liabilities ....................................................     159,899        143,690        199,432

Long-term debt ...............................................................     157,872        158,113        159,823
Other long-term liabilities ..................................................      24,477         24,952         29,127
Long-term liabilities of discontinued operations .............................           -              -          1,420
Partners' net interest in joint venture ......................................       4,862          4,361          4,536
                                                                                  --------       --------       --------
Total liabilities ............................................................     347,110        331,116        394,338

Stockholders' equity/(deficit):
Preferred Stock, $0.01 par value, 15,000 shares authorized and 2,127
   shares issued .............................................................          21             21             21
Common Stock, $0.01 par value, 70,000 shares authorized, 37,298,
   36,816 and 36,628 issued at June 30, 2006, December 31, 2005 and
   June 30, 2005, respectively ...............................................         370            367            367
Class B Stock, $0.01 par value, 5,000 shares authorized and 2,492
   shares issued .............................................................          25             25             25
Additional paid-in capital ...................................................     115,424        115,523        115,297
Retained earnings/(deficit) ..................................................     (93,937)       (76,235)       (23,637)
Accumulated other comprehensive gain/(loss) ..................................         243            (92)        (1,650)
Treasury stock, at cost, 8,521 shares of Common Stock at June 30,
   2006, December 31, 2005 and June 30, 2005 .................................     (39,188)       (39,188)       (39,188)
Deferred compensation ........................................................           -           (483)          (395)
                                                                                  --------       --------       --------
Total stockholders' equity/(deficit) .........................................     (17,042)           (62)        50,840
                                                                                  --------       --------       --------
Total liabilities and stockholders' equity/(deficit) .........................    $330,068       $331,054       $445,178
                                                                                  ========       ========       ========

See accompanying notes to the consolidated financial statements

                               FEDDERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                   -------------------
(AMOUNTS IN THOUSANDS)                                               2006       2005
                                                                   --------   --------
                                                                       (UNAUDITED)
Cash flows from operating activities:
Net loss .......................................................   $(17,702)  $ (9,484)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ...............................      3,256      5,145
   Deferred income taxes .......................................         --         (3)
   Amortization of deferred financing costs ....................        445        424
   (Gain)/loss on asset disposal ...............................        (35)       (55)
   Partners' net interest in joint venture results .............        147       (540)
Changes in operating assets and liabilities, net of acquisition:
   Accounts receivable .........................................    (15,018)   (58,043)
   Inventories .................................................     12,582     30,647
   Other current assets ........................................     (1,803)     2,312
   Other assets ................................................         98        404
   Accounts payable ............................................     21,715      5,775
   Accrued expenses and income taxes payable ...................      5,637      6,025
   Other long-term liabilities .................................       (475)      (628)
   Other-net ...................................................        366        322
                                                                   --------   --------
Net cash provided by/(used in) operating activities ............      9,213    (17,699)
                                                                   --------   --------
Cash flows from investing activities:
   Additions to property, plant, and equipment .................     (1,598)    (3,315)
   Proceeds from disposal of property, plant and equipment .....        878        127
   Acquisition of business, net of cash acquired (Note 5) ......         --     (9,426)
                                                                   --------   --------
Net cash provided by/(used in) investing activities ............       (720)   (12,614)
                                                                   --------   --------
Cash flows from financing activities:
   Proceeds/(repayments) from short-term notes .................    (10,966)    31,156
   Repayments of long-term debt ................................       (583)      (901)
   Cash dividends ..............................................         --     (3,978)
                                                                   --------   --------
Net cash provided by/(used in) financing activities ............    (11,549)    26,277
                                                                   --------   --------
Effect of exchange rate changes ................................        393       (974)
                                                                   --------   --------
Net (decrease)/increase in cash and cash equivalents ...........     (2,663)    (5,010)
Cash and cash equivalents at beginning of period ...............     14,417     22,783
                                                                   --------   --------
Cash and cash equivalents at end of period .....................   $ 11,754   $ 17,773
                                                                   ========   ========
Supplemental disclosure:
   Interest paid ...............................................   $ 11,004   $ 10,172
   Income taxes paid ...........................................        294        248

In accordance with Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment", effective January 1, 2006, the Company reversed the unearned compensation balance related to restricted stock, included in deferred compensation in the December 31, 2005 consolidated balance sheet, netting the balance against additional paid-in capital. In February 2006, the Company granted 100,000 shares of restricted stock with a value of $139. In June 2006, the Company granted 300,000 shares of restricted stock with a value of $783. (See Note 3)

In June 2006, the Company granted Directors 82,764 shares of common stock with a value of $216.

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

     On January 25, 2005, the Company's Board of Directors approved the sale of all of the capital stock of Melcor Corporation, its thermal management subsidiary, which was not considered a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17,300 in cash (before a $200 temporary holdback), which resulted in a pre-tax gain of $11,400. The consolidated statements of operations, consolidated balance sheets, and notes to the consolidated financial statements have been adjusted to reflect the accounts of Melcor as discontinued operations. Melcor's revenues, which were reported in the Engineered Products segment, were $6,644 for the first six months of 2005. Discontinued operations do not include an allocation of interest expense.

     The Company's business is seasonal and, consequently, operating results for the six-month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. The Company is succeeding with its strategy to diversify sales and earnings to become less dependent on the manufacture and sale of room air conditioners. The demand for room air conditioners is highly seasonal in the North American market.

2.   COMPREHENSIVE INCOME (LOSS)

     Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected in other comprehensive loss as a separate component of stockholders' equity.

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                           ------------------   -------------------
                                                             2006      2005       2006       2005
                                                           -------   --------   --------   --------
Net income/(loss) ......................................   $(8,901)  $(1,387)   $(17,702)  $ (9,484)
Other comprehensive income/(loss):
Change in fair value of cash flow hedge income/(loss) ..       (58)        -         (58)         -
Foreign currency translation ...........................      (385)     (687)        393       (974)
                                                           -------   -------    --------   --------
Comprehensive income/(loss) ............................   $(9,344)  $(2,074)   $(17,367)  $(10,458)
                                                           =======   =======    ========   ========

3.   STOCK COMPENSATION

     The Company adopted SFAS No. 123(R), "Share-Based Payment" as of January 1, 2006. This Statement replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS No. 123(R) requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award. This cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS No. 123(R) also requires that the additional tax benefits the Company receives from stock-based compensation be recorded as cash inflows from financing activities in the statement of cash flows. Prior to January 1, 2006, the Company applied the provisions of APB 25 in accounting for awards made under the Company's stock-based compensation plans.

     The Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this method, results from prior periods have not been restated. During 2003, the Company ceased granting stock options, and as a result, the effect of adopting SFAS No. 123(R) was not material to the Company's results of operations, balance sheet, or cash flows for the six months ended June 30, 2006, nor on a pro-forma basis for the six months ended June 30, 2005.

     The Company grants restricted stock to certain key employees. The restricted stock requires no payment from the recipient and compensation cost is measured based on the market price on the grant date and is recorded over the vesting period. Restricted stock does not have an option for cash payment.

     The following table summarizes stock-based compensation expense recorded for the three months and six months ended June 30, 2006 and 2005.

                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                           JUNE 30,             JUNE 30
                                                      ------------------   ----------------
                                                          2006   2005         2006   2005
                                                          ----   ----         ----   ----
Restricted stock ..................................        $89    $66         $169   $132
Stock options .....................................          -      -            -      -
                                                           ---    ---         ----   ----
Total share-based compensation expense ............         89     66          169    132
Tax effect on share-based compensation expense ....          -      -            -      -
                                                           ---    ---         ----   ----
Net effect on income from continuing operations ...         89     66          169    132
Effect on basic and diluted earnings per share ....        $ -    $ -         $  -   $  -
                                                           ===    ===         ====   ====

     The following table summarizes restricted stock activity for the six months ended June 30,

                                           WEIGHTED                     WEIGHTED
                            SIX MONTHS      AVERAGE      SIX MONTHS      AVERAGE
                              ENDED       GRANT-DATE       ENDED       GRANT-DATE
Restricted stock shares   JUNE 30, 2006   FAIR VALUE   JUNE 30, 2005   FAIR VALUE
-----------------------   -------------   ----------   -------------   ----------
Balance at January 1 ..      250,000         $4.33        150,000         $5.70
Granted ...............      400,000          2.31              -             -
Cancelled or expired ..            -             -              -             -
                             -------                      -------
Balance at June 30 ....      650,000         $3.08        150,000         $5.70
                             =======         =====        =======         =====

     The following table summarizes stock option activity for the six months ended June 30,

                                               WEIGHTED                     WEIGHTED
                                SIX MONTHS      AVERAGE      SIX MONTHS      AVERAGE
                                  ENDED       GRANT-DATE       ENDED       GRANT-DATE
Stock options                 JUNE 30, 2006   FAIR VALUE   JUNE 30, 2005   FAIR VALUE
-------------                 -------------   ----------   -------------   ----------
Outstanding at January 1 ..       1,128,750      $4.25         1,474,000      $4.30
Granted ...................               -          -                 -          -
Cancelled or expired ......        (100,000)      4.92           (46,250)      4.16
Exercised .................               -          -                 -          -
                              -------------                -------------
Outstanding at June 30 ....       1,028,750      $4.18         1,427,750      $4.30
                              =============      =====     =============      =====
Exercisable at June 30 ....       1,028,750      $4.18         1,427,750      $4.30
                              =============      =====     =============      =====
Exercise price per share ..   $3.02 - $5.65                $3.02 - $5.65
                              =============                =============

     There were no stock options granted during 2006 or 2005. The fair value of each option granted prior to 2004 was estimated on the date of grant using the Binomial option pricing model with the following weighted-average assumptions.

Expected dividend yield ..   2.1%
Risk-free rate ...........   3.0%
Expected life in years ...     5
Volatility ...............    39%

     The following table summarizes information on stock options outstanding at June 30, 2006:

                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  ------------------------------------   ----------------------
                     NUMBER     CONTRACTUAL   EXERCISE      NUMBER     EXERCISE
EXERCISE PRICES   OUTSTANDING     LIFE(1)     PRICE(1)   EXERCISABLE   PRICE(1)
---------------   -----------   -----------   --------   -----------   --------
$3.02 .........      573,750        0.99       $ 3.02        573,750    $ 3.02
$5.65 .........      455,000        2.33         5.65        455,000      5.65
                   ---------        ----       ------     ----------    ------
                   1,028,750        1.58       $ 4.18      1,028,750    $ 4.18
                   =========        ====       ======      =========    ======

----------
(1)  weighted average

4.   EARNINGS/(LOSS) PER SHARE

     For the three months ended June 30, 2006 and 2005, net loss per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,927,183 and 30,603,105 shares, respectively. Due to their anti-dilutive effect, 1,028,750 and 1,427,750 stock options were excluded from the computation of diluted loss per share for the three months ended June 30, 2006 and 2005, respectively.

     For the six months ended June 30, 2006 and 2005, net loss per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 30,878,736 and 30,568,289 shares, respectively. Due to their anti-dilutive effect, 1,028,750 and 1,427,750 stock options were excluded from the computation of diluted loss per share for the six months ended June 30, 2006 and 2005, respectively.

5.   ACQUISITIONS AND DISCOUNTINUED OPERATIONS

Sale of Melcor

     On January 25, 2005, the Company's Board of Directors approved the sale of all of the capital stock of Melcor Corporation, its thermal management subsidiary, which was not considered a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17,300 in cash (before a $200 temporary holdback), which resulted in a pre-tax gain of $11,400. Melcor's revenues, which were reported in the Engineered Products segment, were $6,644 for the first six months of 2005.

Acquisition of Islandaire

     On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc. ("Islandaire") for a combination of $9,550 in cash; 257,484 shares of Preferred Stock valued at $6,437; 100,000 shares of Common Stock valued at $310; and $32 of transaction costs, which primarily consisted of fees paid for appraisals, legal and accounting services. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization). The results of operations of Islandaire have been included in the Company's consolidated financial statements since the acquisition date. The acquisition was not material to the Company's operations, financial position, or cash flows, and thus pro-forma information has not been presented.

     Islandaire is located in East Setauket, New York, and now operates as Fedders Islandaire, Inc. It manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels, and motels, and in institutional buildings such as schools, offices, hospitals, and nursing homes. Islandaire's replacement PTAC units fit into existing wall openings without alteration to the structure of the building. The addition of Islandaire's products extends the product line of the

Company's existing commercial products division. This subsidiary has been included within the HVACR segment since the date of acquisition.

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

                                AT MARCH 7, 2005

Cash                                                               $   158
Accounts receivable                                                  3,412
Inventory                                                            3,862
Other current assets                                                   226
Property, plant and equipment                                          880
Goodwill                                                             9,582
Intangible assets:
   Customer relationships (estimated useful life of 10 years)        3,300
   Engineering drawings (estimated useful life of 2 years)             300
   Noncompetition agreement (estimated useful life of 5.5 years)     1,100
   Other intangible assets                                              42
Current liabilities                                                 (5,930)
Long-term debt                                                        (168)
Minority interest                                                     (435)
                                                                   -------
Net assets acquired                                                $16,329
                                                                   =======

     The amount assigned to intangible assets primarily represents customer relationships, a non-competition agreement and engineering drawings and was based on an appraisal. The intangible assets will be amortized over periods ranging from two to ten years using straight-line methods.

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

     Goodwill and other intangible assets of continuing operations consist of the following.

                                                        Engineered
                                               HVACR     Products     Total
                                              -------   ----------   -------
Goodwill balance as of December 31, 2005 ..   $79,336     $8,389     $87,725
Effect of foreign currency change ........         (4)         -          (4)
                                              -------     ------     -------
Goodwill balance as of June 30, 2006 .....    $79,332     $8,389     $87,721
                                              =======     ======     =======

                                   June 30,   December 31,   June 30,
                                     2006         2005         2005
                                   --------   ------------   --------
Other intangible assets ........... $7,084       $7,911       $6,490
Accumulated amortization .......... (2,848)      (3,185)      (1,753)
                                    ------       ------       ------
Other intangible assets - net ..... $4,236       $4,726       $4,737
                                    ======       ======       ======

     Goodwill decreased by $4 as a result of a positive currency tr anslation adjustment. Other intangible assets primarily represent intangible assets of Islandaire. Amortization expense for continuing operations for the three months ended June 30, 2006 and 2005 was $227 and $218, respectively. Amortization expense for continuing operations for the six months ended June 30, 2006 and 2005 was $469 and $362, respectively. Estimated amortization expense for other intangibles for the next five years will be approximately $815, $614, $598, $559 and $427, respectively, and $1,223 thereafter.

7.   ASSETS HELD FOR SALE

     At December 31, 2005, net assets totaling $843 at the Company's Columbia, Tennessee facility were classified as "Assets Held for Sale". These assets were sold at their carrying value on February 3, 2006. There were no "Assets Held for Sale" at June 30, 2006 and 2005.

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

SUMMARY OF BUSINESS BY SEGMENT:

                                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                              JUNE, 30             JUNE, 30
                                                                         ------------------   -------------------
                                                                           2006      2005       2006       2005
                                                                         -------   --------   --------   --------
Net sales:

   HVACR ............................................................    $87,986   $114,217   $181,285   $180,855
   Engineered Products ..............................................      7,581      8,515     13,983     14,775
                                                                         -------   --------   --------   --------
   Net sales ........................................................    $95,567   $122,732   $195,268   $195,630
                                                                         =======   ========   ========   ========

   Income/(loss) by segment:
   HVACR ............................................................    $(1,086)  $  3,832   $ (3,010)  $  1,715
   Engineered Products ..............................................        370        788        433      1,117
                                                                         -------   --------   --------   --------
   Segment operating income/(loss) ..................................       (716)     4,620     (2,577)     2,832
   Goodwill impairment, asset impairment, employee severance and
      other restructuring charges/(credits) .........................        611        197        611        372
   Non-allocated expense/(income) ...................................      1,919        701      3,109      1,884
   Interest expense, net ............................................      5,340      5,688     10,813     11,046
   Income tax expense/(benefit) .....................................        315        119        592        347
                                                                         -------   --------   --------   --------
   Income/(loss) from continuing operations .........................     (8,901)    (2,085)   (17,702)   (10,817)
   Net income/(loss) from discontinued operations, net of tax .......          -        698          -      1,333
                                                                         -------   --------   --------   --------
   Net income/(loss) ................................................    $(8,901)  $ (1,387)  $(17,702)  $ (9,484)
                                                                         =======   ========   ========   ========

                              JUNE 30,   DECEMBER 31,   JUNE 30,
                                2006         2005         2005
                              --------   ------------   --------
Total assets:
HVACR .....................   $237,914     $240,281     $323,143
Engineered Products .......     39,262       40,287       45,035
Non-allocated assets ......     52,892       50,486       69,610
Discontinued operations ...          -            -        7,390
                              --------     --------     --------
                              $330,068     $331,054     $445,178
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

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                  -----------------
                                                    2006      2005
                                                  -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year .......   $10,280   $11,228
Service cost ..................................         -         -
Interest cost .................................       240       305
Actuarial changes and other ...................       (90)        -
Benefits paid .................................      (833)     (839)
                                                  -------   -------
Benefit obligation at end of period ...........   $ 9,597   $10,694
                                                  =======   =======

Weighted-average assumptions as of June 30:
Discount rate .................................      5.75%     5.75%

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

     The following table displays the activity and balances of the product warranty liability for the six months ended June 30:

                                                                2006      2005
                                                              -------   -------
Warranty balance at beginning of period ...................   $ 7,552   $ 7,333
Accrual for warranty based on revenue during the period ...     5,278     5,785
Settlements made during the period ........................    (3,474)   (6,963)
                                                              -------   -------
Warranty balance at end of period .........................   $ 9,356   $ 6,155
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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123(R), "Share-Based Payment", which replaces Statement No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

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

12. DEBT AND SUBSEQUENT EVENTS

     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year, $75 million secured revolving credit facility. The Company reduced the amount of its revolver based on its anticipated borrowing needs. Availability under the new line of credit is based primarily on advance rates on accounts receivable and inventory in the United States and Canada. Financial covenants include an EBITDA test if availability under the line falls below $10 million or below $7.5 million if no revolving loan balance is outstanding. The revolver balance was approximately $22 million at June 30, 2006. The credit facility is collateralized by substantially all of the Company's assets and is in effect until January 2011. The Company is no longer subject to minimum working capital or net worth covenants.

     On July 27, 2006, the Company announced that it hired an advisor to explore the possible sale of its global indoor air quality business, which includes all of the Engineered Products segment plus a non-material portion of the residential business in the HVACR segment. Annual sales of this business are approximately $50 million with assets less than $50 million.

13. HEDGING

     During the second quarter the Company entered into a foreign currency derivative to hedge against fluctuations in the Canadian dollar. As a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income/(loss) in shareholders' equity and amounts in accumulated other comprehensive income/(loss) are reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Because less than the full value of Canadian dollar receivables was hedged, the hedge was deemed to be one hundred percent effective. The accumulated other changes in equity from cash flow hedges are shown in the following table.

CASH FLOW HEDGE IMPACT ON EQUITY

                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                            ------------------   ----------------
                                                2006   2005         2006   2005
                                                ----   ----         ----   ----
Balance at January 1 ....................       $  -    $ -         $  -    $ -
Net gain (loss) from cash flow hedges ...        (74)     -          (74)     -
Net amounts reclassified to earnings ....         16      -           16      -
                                                ----    ---         ----    ---
Balance at June 30 ......................       $(58)   $ -         $(58)   $ -
                                                ====    ===         ====    ===

14. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Fedders North America, Inc. ("FNA") is a wholly-owned subsidiary of the Company. FNA and the Company are the issuer and the guarantor, respectively, of the Senior Notes. In addition, the subsidiaries of FNA and, effective September 13, 2005, Fedders International, Inc., are also guarantors of the Senior Notes.

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

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                            THREE MONTHS ENDED JUNE 30, 2006
                                                               ----------------------------------------------------------
                                                               FEDDERS
                                                                NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                               AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                               -------   --------   ---------   -----------   -----------
Net sales ..................................................   $81,211    $71,184   $      -      $(56,828)     $ 95,567
Cost of sales ..............................................    72,833     65,589        284       (56,828)       81,878
                                                               -------    -------   --------      --------      --------
Gross profit ...............................................     8,378      5,595       (284)            -        13,689
Selling, general and administrative expense (a) ............    11,496      3,238      1,775             -        16,509
Asset impairment, employee severance and other restructuring
   charges/(credits) .......................................       410          -        201             -           611
                                                               -------    -------   --------      --------      --------
Operating income/(loss) ....................................    (3,528)     2,357     (2,260)            -        (3,431)
Partners' net interest in joint venture results ............      (165)       380          -             -           215
Equity income in investment ................................         -          -     (6,841)        6,841             -
Interest expense, net (b) ..................................     4,739        601          -             -         5,340
Other (income)/expense .....................................        71        159       (200)            -            30
                                                               -------    -------   --------      --------      --------
Income/(loss) before income taxes ..........................    (8,503)     1,977     (8,901)        6,841        (8,586)
Provision/(benefit) for income taxes .......................        68        247          -             -           315
                                                               -------    -------   --------      --------      --------
Net income/(loss) ..........................................    (8,571)     1,730     (8,901)        6,841        (8,901)
Preferred stock dividends ..................................         -          -      1,144             -         1,144
                                                               -------    -------   --------      --------      --------
Net income/(loss) applicable to common stockholders ........   $(8,571)   $ 1,730   $(10,045)     $  6,841      $(10,045)
                                                               =======    =======   ========      ========      ========

                                                                                THREE MONTHS ENDED JUNE 30, 2005
                                                                  ------------------------------------------------------------
                                                                   FEDDERS
                                                                    NORTH       OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                                   AMERICA     FEDDERS    PARENT       ENTRIES     CORPORATION
                                                                  ---------   --------   ---------   -----------   -----------
Net sales .....................................................   $107,346    $36,612     $     -      $(21,226)    $122,732
Cost of sales .................................................     89,365     31,493           -       (21,226)      99,632
                                                                  --------    -------     -------      --------     --------
Gross profit ..................................................     17,981      5,119          --             -       23,100
Selling, general and administrative expense (a) ...............     14,910      4,411          89             -       19,410
Asset impairment, employee severance and other restructuring
   charges/(credits) ..........................................         73        124           -             -          197
                                                                  --------    -------     -------      --------     --------
Operating income/(loss) .......................................      2,998        584         (89)            -        3,493
Partners' net interest in joint venture results ...............        (69)       383           -             -          314
Equity income in investment ...................................                            (1,214)        1,214            -
Interest expense, net (b) .....................................      5,102        602         (16)            -        5,688
Other (income)/expense ........................................        (12)        (3)        100             -           85
                                                                  --------    -------     -------      --------     --------
Income/(loss) from continuing operations before income taxes ..     (2,161)       368      (1,387)        1,214       (1,966)
Provision/(benefit) for income taxes ..........................         56         63                         -          119
                                                                  --------    -------     -------      --------     --------
Income/(loss) from continuing operations ......................     (2,217)       305      (1,387)        1,214       (2,085)
Discontinued operations, net of tax ...........................        629         69           -             -          698
                                                                  --------    -------     -------      --------     --------
Net income/(loss) .............................................     (1,588)       374      (1,387)        1,214       (1,387)
Preferred stock dividends .....................................          -          -       1,144             -        1,144
                                                                  --------    -------     -------      --------     --------
Net income/(loss) applicable to common stockholders ...........   $ (1,588)   $   374     $(2,531)     $  1,214     $ (2,531)
                                                                  ========    =======     =======      ========     ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                               SIX MONTHS ENDED JUNE 30, 2006
                                                               -------------------------------------------------------------
                                                                FEDDERS
                                                                 NORTH       OTHER     CORPORATE   ELIMINATING     FEDDERS
                                                                AMERICA     FEDDERS      PARENT      ENTRIES     CORPORATION
                                                               ---------   ---------   ---------   -----------   -----------
Net sales ..................................................   $172,434     $146,392   $      -     $(123,558)     $195,268
Cost of sales ..............................................    157,519      134,639        284      (123,558)      168,884
                                                               --------     --------   --------     ---------      --------
Gross profit ...............................................     14,915       11,753       (284)            -        26,384
Selling, general and administrative expense (a) ............     22,830        6,643      2,076             -        31,549
Asset impairment, employee severance and other restructuring
   charges/(credits) .......................................        410            -        201             -           611
                                                               --------     --------   --------     ---------      --------
Operating income/(loss) ....................................     (8,325)       5,110     (2,561)            -        (5,776)
Partners' net interest in joint venture results ............       (194)         262          -             -            68
Equity income in investment ................................                            (15,341)       15,341             -
Interest expense, net (b) ..................................      9,545        1,268          -             -        10,813
Other (income)/expense .....................................        325          464       (200)            -           589
                                                               --------     --------   --------     ---------      --------
Income/(loss) before income taxes ..........................    (18,389)       3,640    (17,702)       15,341       (17,110)
Provision/(benefit) for income taxes .......................         77          515          -             -           592
                                                               --------     --------   --------     ---------      --------
Net income/(loss) ..........................................    (18,466)       3,125    (17,702)       15,341       (17,702)
Preferred stock dividends ..................................          -            -      2,287             -         2,287
                                                               --------     --------   --------     ---------      --------
Net income/(loss) applicable to common stockholders ........   $(18,466)    $  3,125   $(19,989)    $  15,341      $(19,989)
                                                               ========     ========   ========     =========      ========

                                                                                  SIX MONTHS ENDED JUNE 30, 2005
                                                                  -------------------------------------------------------------
                                                                   FEDDERS
                                                                    NORTH       OTHER     CORPORATE   ELIMINATING     FEDDERS
                                                                   AMERICA     FEDDERS      PARENT      ENTRIES     CORPORATION
                                                                  ---------   ---------   ---------   -----------   -----------
Net sales .....................................................   $171,472     $105,248   $      -     $(81,090)     $195,630
Cost of sales .................................................    146,450       93,558          -      (81,090)      158,918
                                                                  --------     --------   --------     --------      --------
Gross profit ..................................................     25,022       11,690          -            -        36,712
Selling, general and administrative expense (a) ...............     25,968        9,580      1,431            -        36,979
Asset impairment, employee severance and other restructuring
   charges/(credits) ..........................................        131          241          -            -           372
                                                                  --------     --------   --------     --------      --------
Operating income/(loss) .......................................     (1,077)       1,869     (1,431)           -          (639)
Partners' net interest in joint venture results ...............        (38)         731          -            -           693
Equity income in investment ...................................          -            -     (7,985)       7,985            --
Interest expense, net (b) .....................................      9,922        1,137        (13)           -        11,046
Other (income)/expense ........................................       (550)         (53)        81            -          (522)
                                                                  --------     --------   --------     --------      --------
Income/(loss) from continuing operations before income taxes ..    (10,487)       1,516     (9,484)       7,985       (10,470)
Provision/(benefit) for income taxes ..........................         56          291          -            -           347
                                                                  --------     --------   --------     --------      --------
Income/(loss) from continuing operations ......................    (10,543)       1,225     (9,484)       7,985       (10,817)
Discontinued operations, net of tax ...........................      1,197          136          -            -         1,333
                                                                  --------     --------   --------     --------      --------
Net income/(loss) .............................................     (9,346)       1,361     (9,484)       7,985        (9,484)
Preferred stock dividends .....................................          -            -      2,149            -         2,149
                                                                  --------     --------   --------     --------      --------
Net income/(loss) applicable to common stockholders ...........   $ (9,346)    $  1,361   $(11,633)    $  7,985      $(11,633)
                                                                  ========     ========   ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                         JUNE 30, 2006
                                                 ------------------------------------------------------------
                                                  FEDDERS
                                                   NORTH       OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                  AMERICA     FEDDERS     PARENT      ENTRIES     CORPORATION
                                                 ---------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents .................   $   5,798   $  4,713   $   1,243     $      -      $ 11,754
   Net accounts receivable ...................      46,419     10,756           -            -        57,175
   Net inventories ...........................      46,324     15,407           -            -        61,731
   Other current assets ......................       2,058      6,109       9,191       (5,340)       12,018
                                                 ---------   --------   ---------     --------      --------
Total current assets .........................     100,599     36,985      10,434       (5,340)      142,678
Investments in subsidiaries ..................           -          -    (102,549)     102,549             -
Net property, plant and equipment ............      26,329     16,250          69            -        42,648
Goodwill .....................................      72,452     15,269           -            -        87,721
Other intangible assets ......................       4,199         37           -            -         4,236
Other assets .................................           -      6,724      46,061            -        52,785
                                                 ---------   --------   ---------     --------      --------
Total assets .................................   $ 203,579   $ 75,265   $ (45,985)    $ 97,209      $330,068
                                                 =========   ========   =========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Short-term notes ..........................   $  21,817   $ 23,957   $       -     $      -      $ 45,774
   Current portion of long-term debt .........       2,179        118           -            -         2,297
   Accounts and income taxes payable .........      13,400     51,648         628            -        65,676
   Accrued expenses ..........................      28,036      9,096       9,020            -        46,152
                                                 ---------   --------   ---------     --------      --------
Total current liabilities ....................      65,432     84,819       9,648            -       159,899
Long-term debt ...............................     156,494      1,378           -            -       157,872
Other long-term liabilities ..................       4,087      9,858      20,734       (5,340)       29,339
Net due to (from) affiliates .................      59,757       (432)    (59,325)           -             -
                                                 ---------   --------   ---------     --------      --------
Total liabilities ............................   $ 285,770   $ 95,623   $ (28,943)    $ (5,340)     $347,110
Stockholders' equity/(deficit):
   Preferred Stock ...........................           -          -          21            -            21
   Common and Class B Stock ..................           5          -         395           (5)          395
   Additional paid-in capital ................      26,927     28,538     115,424      (55,465)      115,424
   Retained earnings (deficit) ...............    (109,223)   (49,039)    (93,937)     158,262       (93,937)
   Deferred compensation and treasury stock ..           -          -     (39,188)           -       (39,188)
   Accumulated other comprehensive loss ......         100        143         243         (243)          243
                                                 ---------   --------   ---------     --------      --------
Total stockholders' equity/(deficit) .........     (82,191)   (20,358)    (17,042)     102,549       (17,042)
                                                 ---------   --------   ---------     --------      --------
Total liabilities and stockholders'
   equity/(deficit) ..........................   $ 203,579   $ 75,265   $ (45,985)    $ 97,209      $330,068
                                                 =========   ========   =========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               DECEMBER 31, 2005
                                                          -----------------------------------------------------------
                                                           FEDDERS
                                                            NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                           AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                          --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents ..........................   $  6,455   $  6,300   $  1,662     $      -      $ 14,417
   Net accounts receivable ............................     32,275      9,882          -            -        42,157
   Net inventories ....................................     55,704     18,609          -            -        74,313
   Other current assets ...............................      3,764      3,762      8,872       (5,340)       11,058
                                                          --------   --------   --------     --------      --------
Total current assets ..................................     98,198     38,553     10,534       (5,340)      141,945
Investments in subsidiaries ...........................          -          -    (89,539)      89,539             -
Net property, plant and equipment .....................     27,356     17,092         95            -        44,543
Goodwill ..............................................     72,980     14,745          -            -        87,725
Other intangible assets ...............................      4,726          -          -            -         4,726
Other assets ..........................................      4,594      5,198     42,323            -        52,115
                                                          --------   --------   --------     --------      --------
Total assets ..........................................   $207,854   $ 75,588   $(36,587)    $ 84,199      $331,054
                                                          ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Short-term notes ...................................   $ 34,599   $ 22,141   $      -     $      -      $ 56,740
   Current portion of long-term debt ..................      2,351        119          -            -         2,470
   Accounts payable ...................................     14,773     29,154         34            -        43,961
   Accrued expenses ...................................     22,835      6,047     11,637            -        40,519
                                                          --------   --------   --------     --------      --------
Total current liabilities .............................     74,558     57,461     11,671            -       143,690
Long-term debt ........................................    156,764      1,349          -            -       158,113
Other long-term liabilities ...........................      2,817      9,735     22,101       (5,340)       29,313
Net due to (from) affiliates ..........................     37,539     32,758    (70,297)           -             -
                                                          --------   --------   --------     --------      --------
Total liabilities .....................................    271,678    101,303    (36,525)      (5,340)      331,116
Stockholders' equity/(deficit):
   Preferred Stock ....................................          -          -         21            -            21
   Common and Class B Stock ...........................          5          -        392           (5)          392
   Additional paid-in capital .........................     26,927     26,542    115,523      (53,469)      115,523
   Retained earnings/(deficit) ........................    (90,757)   (52,164)   (76,235)     142,921       (76,235)
   Deferred compensation and treasury stock ...........          -          -    (39,671)           -       (39,671)
   Accumulated other comprehensive loss ...............          1        (93)       (92)          92           (92)
                                                          --------   --------   --------     --------      --------
Total stockholders' equity/(deficit) ..................    (63,824)   (25,715)       (62)      89,539           (62)
                                                          --------   --------   --------     --------      --------
Total liabilities and stockholders' equity/(deficit) ..   $207,854   $ 75,588   $(36,587)    $ 84,199      $331,054
                                                          ========   ========   ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                              JUNE 30, 2005
                                                       -----------------------------------------------------------
                                                       FEDDERS
                                                         NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                        AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                       --------   --------   ---------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents .......................   $  7,847   $  7,190   $  2,736     $      -      $ 17,773
   Net accounts receivable .........................     75,291     13,122          -            -        88,413
   Net inventories .................................     83,631     20,109          -            -       103,740
   Other current assets ............................      3,603      7,109     13,842       (5,340)       19,214
   Current assets of discontinued operations .......      3,173      1,029          -            -         4,202
                                                       --------   --------   --------     --------      --------
Total current assets ...............................    173,545     48,559     16,578       (5,340)      233,342
Investments in subsidiaries ........................          -          -    (43,496)      43,496             -
Net property, plant and equipment ..................     40,657     17,052        217            -        57,926
Goodwill ...........................................     72,173     15,269          -            -        87,442
Other intangible assets ............................      4,700         37          -            -         4,737
Other assets .......................................     10,729      4,248     43,566            -        58,543
Other assets of discontinued operations ............      2,595        593          -            -         3,188
                                                       --------   --------   --------     --------      --------
Total assets .......................................   $304,399   $ 85,758   $ 16,865     $ 38,156      $445,178
                                                       ========   ========   ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Short-term notes ................................   $ 55,643   $ 34,849   $      -     $      -      $ 90,492
   Current portion of long-term debt ...............      1,347        118          -            -         1,465
   Accounts and income taxes payable ...............     19,472     36,095      1,243            -        56,810
   Accrued expenses ................................     32,088     10,026      7,368            -        49,482
   Current liabilities of discontinued operations ..        922        261          -            -         1,183
                                                       --------   --------   --------     --------      --------
Total current liabilities ..........................    109,472     81,349      8,611            -       199,432
Long-term debt .....................................    158,445      1,378          -            -       159,823
Other long-term liabilities ........................        301     10,467     28,235       (5,340)       33,663
Long-term liabilities of discontinued operations ...        579        841          -            -         1,420
Net due to (from) affiliates .......................     64,311      6,510    (70,821)           -             -
                                                       --------   --------   --------     --------      --------
Total liabilities ..................................    333,108    100,545    (33,975)      (5,340)      394,338
Stockholders' equity/(deficit):
   Preferred Stock .................................          -          -         21            -            21
   Common and Class B Stock ........................          5          -        392           (5)          392
   Additional paid-in capital ......................     20,293     25,542    115,297      (45,835)      115,297
   Retained earnings (deficit) .....................    (48,677)   (39,009)   (23,637)      87,686       (23,637)
   Deferred compensation and treasury stock ........          -          -    (39,583)           -       (39,583)
   Accumulated other comprehensive loss ............       (330)    (1,320)    (1,650)       1,650        (1,650)
                                                       --------   --------   --------     --------      --------
Total stockholders' equity/(deficit)................    (28,709)   (14,787)    50,840       43,496        50,840
                                                       --------   --------   --------     --------      --------
Total liabilities and stockholders' equity/(deficit)   $304,399   $ 85,758   $ 16,865     $ 38,156      $445,178
                                                       ========   ========   ========     ========      ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                                          -----------------------------------------------------------
                                                           FEDDERS
                                                            NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                           AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                          --------   --------   ---------   -----------   -----------
Net cash (used in) provided by operating activities ...   $ 29,441   $(35,407)  $ 15,179        $ -        $  9,213
                                                          --------   --------   --------        ---        --------
Net additions to property, plant and equipment ........       (752)      (787)       (59)         -          (1,598)
Disposal of property, plant and equipment .............        878          -          -          -             878
Acquisition of business, net of cash acquired .........          -          -          -          -               -
                                                          --------   --------   --------        ---        --------
Net cash (used in) provided by investing activities ...        126       (787)       (59)         -            (720)
                                                          --------   --------   --------        ---        --------
Proceeds (repayments) of short-term notes .............    (12,782)     1,816          -          -         (10,966)
Net repayments of long-term debt ......................       (531)       (52)         -          -            (583)
Change in net due to (from) affiliate .................    (16,911)    32,450    (15,539)         -               -
                                                          --------   --------   --------        ---        --------
Net cash provided by (used in) financing activities ...    (30,224)    34,214    (15,539)         -         (11,549)
                                                          --------   --------   --------        ---        --------
Effect of exchange rates ..............................          -        393          -          -             393
                                                          --------   --------   --------        ---        --------
Net (decrease) increase in cash and cash equivalents ..       (657)    (1,587)      (419)         -          (2,663)
Cash and cash equivalents at beginning of period ......      6,455      6,300      1,662          -          14,417
                                                          --------   --------   --------        ---        --------
Cash and cash equivalents at end of period ............   $  5,798   $  4,713   $  1,243        $ -        $ 11,754
                                                          ========   ========   ========        ===        ========

                                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                                          -----------------------------------------------------------
                                                           FEDDERS
                                                            NORTH      OTHER    CORPORATE   ELIMINATING     FEDDERS
                                                           AMERICA    FEDDERS     PARENT      ENTRIES     CORPORATION
                                                          --------   --------   ---------   -----------   -----------
Net cash (used in) provided by operating activities ...   $(28,210)  $ 13,931    $(3,420)       $ -        $(17,699)
                                                          --------   --------    -------        ---        --------
Net additions to property, plant and equipment ........       (663)    (2,652)         -          -          (3,315)
Disposal of property, plant and equipment .............         11          -        116          -             127
Acquisition of business, net of cash acquired .........     (9,426)         -          -          -          (9,426)
                                                          --------   --------    -------        ---        --------
Net cash (used in) provided by investing activities ...    (10,078)    (2,652)       116         --         (12,614)
                                                          --------   --------    -------        ---        --------
Proceeds (repayments) of short-term notes .............     25,548      5,608          -          -          31,156
Net repayments of long-term debt ......................       (845)       (56)         -          -            (901)
Cash dividends ........................................      6,115     (6,115)    (3,978)         -          (3,978)
Change in net due to (from) affiliate .................     12,539    (17,081)     4,542          -               -
                                                          --------   --------    -------        ---        --------
Net cash provided by (used in) financing activities ...     43,357    (17,644)       564          -          26,277
                                                          --------   --------    -------        ---        --------
Effect of exchange rates ..............................          -       (974)         -          -            (974)
                                                          --------   --------    -------        ---        --------
Net (decrease) increase in cash and cash equivalents ..      5,069     (7,339)    (2,740)         -          (5,010)
Cash and cash equivalents at beginning of period ......      2,778     14,529      5,476          -          22,783
                                                          --------   --------    -------        ---        --------
Cash and cash equivalents at end of period ............   $  7,847   $  7,190    $ 2,736        $ -        $ 17,773
                                                          ========   ========    =======        ===        ========

                               FEDDERS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:

     a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges amounted to approximately $3.8 million and $4.4 million for the three months ended June 30, 2006 and 2005, respectively. Such charges to FNA amounted to approximately $7.8 million and $7.1 million for the six months ended June 30, 2006 and 2005, respectively.

     b) FNA's interest expense reflects actual interest charges on the 9 7/8% Senior Notes, Addison mortgage, Trion Industrial Revenue Bond, State of Illinois Promissory Note, Eubank mortgage, capital lease obligations and a revolving line of credit.

     c) FNA's depreciation and amortization for the six months ended June 30, 2006 and 2005 amounted to approximately $1.6 million and $3.6 million, respectively. Capital expenditures of FNA amounted to $0.8 million and $0.6 million in the six months ended June 30, 2006 and 2005, respectively. FNA's depreciation and amortization for the quarter ended June 30, 2006 and 2005 amounted to approximately $0.6 million and $1.9 million, respectively. Capital expenditures of FNA amounted to $0.3 million and $0.3 million in the three months ended June 30, 2006 and 2005, respectively.

     d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

     e) The Company's stock option plans include FNA's employees.

     f) On October 26, 2005, FNA sold its non-core thermal management business, Melcor Corporation, to Laird Technologies, Inc. for $ 17.3 million in cash (before a $0.2 million temporary holdback). Melcor's results of operations are reported as discontinued operations.

     g) On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc. ("Islandaire") for a combination of $9.6 million in cash, 257,484 shares of Preferred Stock valued at $6.4 million, 100,000 shares of Common Stock valued at $0.3 million, and $0.1 million of transaction costs, which primarily consisted of fees paid for appraisals, legal and accounting services. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization). Located in East Setauket, New York, Islandaire, which is now known as Fedders Islandaire, Inc., manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels and motels, and in institutional buildings such as schools, offices, hospitals and nursing homes. (See Note 5)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's results were affected in 2005 by unfavorable weather in North America during the summer of 2004 that reduced sales and left excess inventory in the distribution system. That inventory sharply reduced customer orders for 2005. During 2005, hot weather depleted most inventories at retail distribution, creating demand for room air conditioners entering 2006. In November 2005, the Company disclosed it would discontinue selling room air conditioners and dehumidifiers through The Home Depot retail stores in the United States for 2006 due to low profit margins and higher working capital requirements of this business. The Company has continued to sell these products to Home Depot Supply, Home Depot.com, and Home Depot Canada in 2006.

     The Company implemented a restructuring plan during the latter part of 2005 to significantly reduce costs throughout the Company, to enhance its competitive position in the markets in which it participates, and to return the Company to profitability. The restructuring involved ceasing manufacturing and refurbishing of room air conditioners in Effingham, Illinois; consolidating commercial air conditioner manufacturing from our Longview, Texas factory into our Orlando, Florida factory; consolidating air filtration manufacturing from our Albuquerque, New Mexico factory into our Sanford, North Carolina factory; consolidating air conditioner manufacturing in China from three factories to two factories; and consolidating all domestic warehousing from Company-owned and third-party warehouses into our Effingham, Illinois facility.

     In 2006, sales are essentially even with the prior year, even without sales to The Home Depot retail stores in the United States, which were $31.8 million for the first six months of 2005. Profitability, however, has been negatively impacted by rising raw material costs of $9.8 million for the first six months that could not be passed along to customers with fixed price contracts.

     In the second quarter of 2006, the Company incurred further restructuring costs to streamline the organization. The Company may consider additional business actions that may impact restructuring going forward.

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

     In 1999, the Company acquired Trion, Inc., a leading manufacturer of equipment to improve indoor air quality in clean room, residential, commercial and industrial environments.

     In 2000, the Company acquired (i) Sun Manufacturing, Inc. (which was merged into Eubank Manufacturing Enterprises, Inc.), a manufacturer of specialized air conditioning equipment used in schools and wireless communications enclosures;
(ii) Eubank Manufacturing Enterprises, Inc., a manufacturer of residential and commercial heating and air conditioning products; and (iii) ABB Koppel, Inc. (now Fedders Koppel, Inc.) a leading manufacturer of room air conditioners in the Philippines.

     In 2001, the Company acquired manufacturing assets to produce air conditioners in Shanghai, China. Also in 2001, we acquired Polenz GmbH, a leading German HVAC distributor, providing access to this important market. In addition, we established a joint venture with Voltas, Ltd. to produce air conditioners in India, giving us access to this growing market in Asia.

     In 2002, the Company established a residential, commercial, and industrial air cleaning and humidification company in Suzhou, China, which was expanded to include another factory in 2003.

     Also in 2003, the Company licensed technology to manufacture and market residential gas furnaces which are now produced in our Ningbo, China factory.

     In 2004, the Company acquired the Addison Products Division of Heat Controller, Inc., which manufactures and markets a broad line of air conditioning and heating products, primarily serving commercial and institutional markets, which now operates as Fedders Addison Company, Inc.

     In March 2005, the Company acquired eighty percent of the stock of Islandaire, Inc. ("Islandaire"), which manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners and heat pumps, primarily for replacement applications in commercial and institutional markets and which now operates as Fedders Islandaire, Inc. The Company is obligated to acquire the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization).

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

     On July 27, 2006, the Company announced that it hired an advisor to explore the possible sale of its global indoor air quality business, which includes all of the Engineered Products segment plus a non-material portion of the residential business in the HVACR segment. Annual sales of this business are approximately $50 million with assets less than $50 million.

DISCONTINUED OPERATIONS

     On January 25, 2005, the Company's Board of Directors approved the sale of all the capital stock of Melcor Corporation, its thermal management subsidiary, which the Company does not consider a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17.3 million in cash (before a $0.2 million temporary holdback) which resulted in a pre-tax gain of $11.4 million. Melcor's results of operations, assets and liabilities are reported as discontinued operations. Melcor revenues, which were reported in the Engineered Products segment, were $6.6 million for the first six months of 2005.

RESULTS OF OPERATIONS

     The following table presents our results of continuing operations for periods indicated. Results for the three months and six months ended June 30, 2006 and 2005 are unaudited. Operating results for Melcor Corporation are disclosed as discontinued operations.

OPERATING RESULTS AS A PERCENT OF NET SALES

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                  ------------------   -------------------
                                                    2006      2005       2006       2005
                                                  -------   --------   --------   --------
Net sales .....................................   $95,567   $122,732   $195,268   $195,630
Gross profit ..................................      14.3%      18.8%      13.5%      18.8%
Selling, general, and administrative expense ..      17.3       15.8       16.2       18.9
Restructuring expense .........................       0.6        0.2        0.3        0.2
Operating income/(loss) .......................      (3.6)       2.8       (3.0)      (0.3)
Net interest expense ..........................       5.6        4.6        5.5        5.6
Pre-tax loss ..................................      (9.0)      (1.6)      (8.8)      (5.4)

THREE MONTHS ENDED JUNE 30, 2006 VERSUS THE THREE MONTHS ENDED JUNE 30, 2005

     Net sales for the three-month period ended June 30, 2006 of $95.6 million declined by 22.1% compared with $122.7 million in the prior-year period. Net sales within the HVACR segment dropped by 23.0% during the period due primarily to lower sales of room air conditioners as a result of customers purchasing product directly from the Company's China facilities during the first quarter of 2006 rather than from the Company's domestic warehouses nearer to the summer season, as occurred in the second quarter of 2005. In addition, the Company is no longer selling to The Home Depot retail stores in the United States, which accounted for sales of $18.2 million in the second quarter of 2005. Sales in the Engineered Products segment decreased by 11.0% due to lower sales in China.

     Gross profit declined to $13.7 million in the three-month period ended June 30, 2006, compared with $23.1 million in the prior-year period, and decreased to 14.3% of net sales during the second quarter versus 18.8% in the prior-year quarter. Gross profit dollars declined primarily as a result of increased commodity costs of copper, aluminum, and plastic as well as components that contain these materials of $5.6 million that could not be passed along to fixed-price-contract room air conditioner and dehumidifier customers in the form of price increases. These lower-margin sales were partly offset by increased gross margins of residential ducted air conditioners and commercial air conditioners in the HVACR segment as well as increased gross margins of air-quality products in the Engineered Products segment.

     Operating expenses for the three-month period ended June 30, 2006 were $17.1 million, or 17.9% of net sales, compared with $19.6 million, or 16.0% of net sales, in the prior-year period. This is a 12.7% reduction as a result of cost-savings programs initiated in late 2005 and in 2006 as well as management's continued focus on controlling costs. Operating expenses in the second-quarter of 2006 include $0.6 million of restructuring costs.

     The operating loss for the three-months ended June 30, 2006 was $3.4 million, or 3.6% of net sales, compared with income of $3.5 million, or 2.8% of net sales, in the prior-year period. The decrease is due to lower gross profit from reduced sales volume and higher raw material costs, partially offset by the lower selling, general and administrative ("SG&A") costs.

     Net interest expense decreased slightly in the three-month period ended June 30, 2006, to $5.3 million, or 5.6% of net sales, compared with $5.7 million, or 4.6% of net sales, in the prior-year period. Interest expense consisted of interest on the Company's long-term debt, on short-term working capital loans in Asia, and on the Company's revolving credit facility in the U.S. Net interest expense was lower than prior year due to a $45 million reduction in short-term notes, partly offset by higher interest rates during the current quarter.

     Net income from discontinued operations in the three-month period ended June 30, 2005 was $0.7 million.

     Net loss applicable to common stockholders in the three-month period ended June 30, 2006 was $10.0 million, or a $0.32 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was $2.5 million, or a $0.08 loss per diluted common share.

SIX MONTHS ENDED JUNE 30, 2006 VERSUS THE SIX MONTHS ENDED JUNE 30, 2005

     Net sales for the six-month period ended June 30, 2006 of $195.3 million were essentially even compared with $195.6 million in the prior-year period. This was accomplished without $31.8 million of sales to The Home Depot retail stores in the United States in the six months ended June 30, 2005. Net sales in the HVACR reporting segment increased slightly during the period due to increases in commercial air conditioners and unitary products. Sales in the

Engineered Products segment decreased 5.4% due primarily to fewer industrial air cleaning projects in Asia.

     Gross profit declined to $26.4 million in the six-month period ended June 30, 2006 compared with $36.7 million in the prior-year period, and decreased to 13.5% of net sales during the period versus 18.8% in the prior-year period. Gross profit dollars declined as a result of increased commodity costs of copper, aluminum, and plastic as well as components that use these materials of $9.8 million that could not be passed along to fixed-price-contract room air conditioner and dehumidifier customers in the form of price increases.

     Operating expenses for the six-month period ended June 30, 2006 were $32.2 million, or 16.5% of net sales, compared with $37.4 million, or 19.1% of net sales, in the prior-year period. Operating expenses were lower than prior year due to the Company's cost reduction initiatives in late 2005 and in 2006.

     Operating loss for the six months ended June 30, 2006 was $5.8 million, or 3.0% of net sales, compared with an operating loss of $0.6 million, or 0.3% of net sales, in the prior-year period. The decrease reflects the lower gross profit, offset in part by reduced SG&A costs.

     Net interest expense decreased in the six-month period ended June 30, 2006 to $10.8 million, or 5.5% of net sales, compared with $11.0 million, or 5.6% of net sales, in the prior-year period. Interest expense consisted of interest on the Company's long-term debt, on short-term working capital loans in Asia, and on the Company's revolving credit facility in the U.S. Net interest expense was lower than prior year due to lower short-term borrowings during the period, partly offset by higher interest rates.

     Net income from discontinued operations in the six-month period ended June 30, 2005 was $1.3 million.

     Net loss applicable to common stockholders in the six-month period ended June 30, 2006 was $20.0 million, or a $0.65 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was $11.6 million, or a $0.38 loss per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $11.8 million at June 30, 2006 compared with $17.8 million a year earlier. Short-term borrowings under the Company's working capital credit facilities amounted to $45.8 million at June 30, 2006 compared with $90.5 million a year earlier. Current portion of long-term debt amounted to $2.3 million at June 30, 2006, compared with $1.5 million a year earlier.

     Net cash provided by operating activities for the six-month period ended June 30, 2006 amounted to $9.2 million, compared with cash used of $17.7 million in the prior-year period. Cash was provided by operations primarily as a result of increased accounts receivable as the Company was in a more active selling season, partly offset by increased accounts payable. Accounts receivable increased $15.0 million versus an increase of $58.0 million in the prior year. Net inventories at June 30, 2006 were $61.7 million compared with $74.3 million at December 31, 2005 and $103.7 million at June 30, 2005. The reduced inventory levels reflect the Company's decision to discontinue room air conditioner and dehumidifier sales to The Home Depot United States retail stores and management's focus on reducing inventory. Accounts payable at June 30, 2006 were $65.7 million compared with $44.0 million at December 31, 2005 and $55.5 million at June 30, 2005, and reflect increased production compared with prior year.

     Net cash used in investing activities in the six-month period ended June 30, 2006 of $0.7 million compared with cash used of $12.6 million in the prior-year period. Investing activities included $1.6 million for additions to property, plant, and equipment, compared with $3.3 million for the prior-year period. This was partly offset by $0.9 million proceeds from asset sales in the first quarter.

     Net cash used by financing activities for the six-month period ended June 30, 2006 amounted to $11.5 million, primarily for repaying debt. Net cash provided by financing activities in the prior-year period was $26.3 million, comprised primarily of $31.2 million in short-term borrowings that were used to support operating needs, and $4.0 million of cash dividends.

     On July 27, 2006, the Company announced that it hired an advisor to explore the possible sale of its global indoor air quality business which includes all of the Engineered Products segment plus a non-material portion of the residential business in the HVACR segment. Proceeds from this sale would primarily be used to reduce debt. (See Note 12.)

     The Company did not declare quarterly dividends in the three months ended June 30, 2006. The First Supplemental Indenture limits, among other things, the Company from making any dividend payments without sufficient consolidated net income beginning January 1, 2006. The Company declared quarterly dividends of $0.03 on each share of outstanding common and Class B stock and $0.5375 on each share of outstanding preferred stock in the three months ended June 30, 2005 and $0.06 on each share of outstanding common and Class B stock and $1.076 on each share of outstanding preferred stock in the six months ended June 30, 2005.

     On June 24, 2005, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, received notice that FNA defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Notes, due 2014 (the "Senior Notes") were issued (the "Indenture") requiring the Company to file timely its Form 10-K for the year ended December 31, 2004. This delay in filing the Form 10-K also resulted in a default under FNA's agreement with Wachovia Bank, NA (the "Senior Lender"). On September 13, 2005, FNA received the written consent from holders of a majority in aggregate principal amount of the outstanding Senior Notes under the Indenture waiving the default in performance of this covenant and consenting to the adoption of the First Supplemental Indenture and Waiver (the "First Supplemental Indenture") among Fedders Corporation, Fedders North America, Inc., the Guarantors named in the Indenture (the "Guarantors"), and U.S. Bank National Association, as Trustee (the "Trustee").

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

     In the third quarter of 2006, the interest rate on the revolver will increase by 50 basis points because the Company's EBITDA was less than $5 million for the first six months of 2006. The revolver balance was approximately $22 million at June 30, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     From time to time the Company engages in hedging activities in an effort to mitigate the impact of currency exchange rate fluctuations. However, the Company cannot assure that any hedging transactions we enter into will be effective or will not result in foreign exchange hedging loss. The impact of exchange rate fluctuations on our results of operations cannot be accurately predicted (See
Note 13).

     At June 30, 2006, the Company has variable-rate debt of $45.1 million. At this level, a one percentage point increase in interest rates would create $0.5 million additional expense annually.

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

     Management, with oversight from the Audit Committee, has been addressing each of the issues identified in the December 31, 2005 Form 10-K, and is committed to effectively remediating known weaknesses as expeditiously as possible. The Company's remediation efforts during the fiscal quarter ended December 31, 2005 and during the six months ended June 30, 2006 have made progress in changing internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, in areas identified as having a material weakness in management's 2005 assessment. Management is addressing all of the material weaknesses listed in its 2005 Annual Report. Changes described below were made through the second quarter of 2006.

     The Company's remediation includes the following:

     The conclusion of management's assessment of internal controls as of and for the year ended December 31, 2005 was that the Company's control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure.

     STEPS TAKEN THROUGH THE SECOND QUARTER:

     a.) The Corporate Controller has initiated regular corporate-wide meetings of divisional controllers and other financial managers to effectively communicate accounting policies and procedures, process improvements, and change management.

     b.) Effective in 2006, the Company is establishing new, more efficient accounting processes and simplifying its complex accounting entity structure, which will free up resources to accelerate the closing process and reconcile accounts.

     c.) The Company engaged a new third-party consulting firm with expertise in risk assessment, internal controls, and Sarbanes-Oxley compliance, to work with management in implementing the necessary internal controls and test the effectiveness of these controls.

     d.) The Company developed an internal audit work plan to include operational and financial audits. This was enhanced by engaging the new third-party consulting firm to focus on Sarbanes-Oxley work.

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

     STEPS TAKEN THROUGH THE SECOND QUARTER:

     a.) A detailed schedule of due dates was established that includes dates for key account analyses and reconciliation for which evidence of review and approval is required. The schedule takes into consideration financial statement filing requirements, and requires that key analyses be completed in a timely manner, while best utilizing accounting resources available.

     Fedders' controls over the process for recording and approving journal entries were ineffective as a result of a lack of appropriate evidence of journal entry review and approval. In addition, numerous instances occurred in which journal entries were not adequately documented and supported. There were also instances that identified adjusting entries were not made or were recorded incorrectly.

     STEPS TAKEN THROUGH THE SECOND QUARTER:

     a.) A policy was instituted requiring the appropriate evidence of review and approval on manual journal entries prior to being recorded as well as the quarterly testing of manual entries.

     Fedders' controls over the tax function were ineffective as a result of a lack of resources necessary to assure the accuracy and completeness of the preparation and approval of the Company's income tax provision and related tax balances.

     STEPS TAKEN THROUGH THE SECOND QUARTER:

     a.) The Company engaged a third-party CPA firm with technical expertise in the tax function to provide an independent review of tax accounts, including deferred income taxes and deferred income tax valuation accounts.

     Fedders' information technology general controls were ineffective as to access controls, change management, and computer operations.

     STEPS TAKEN THROUGH THE SECOND QUARTER:

     a.) The Company developed an improved standard set of information technology policies and procedures over these areas.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

     The Company stopped paying dividends in the third quarter of 2005. The amount of unpaid dividends on the Company's Series A Cumulative Preferred Stock was $4.6 million, or $2.15 per preferred share, at June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 20, 2006. At the meeting, stockholders voted upon the (i) election of directors, (ii) adoption of Fedders Corporation Restricted Stock Plan and certain previous grants of restricted stock, and (iii) ratification of the appointment of independent registered public accountants. All of the Company's then current directors were nominated and elected, the stockholders approved the adoption of the Fedders Corporation restricted stock plan and certain previous grants of restricted stock, and ratified the appointment of UHY LLP as the Company's independent registered public accounting firm. The results of the voting were as follows:

DIRECTORS                VOTES FOR   VOTES WITHHELD
---------                ---------   --------------
Sal Giordano, Jr.       27,887,373       951,267
William J. Brennan      27,938,562       900,078
Dr. David C. Chang      27,982,463       856,177
Michael L. Ducker       27,985,292       853,348
Joseph Giordano         27,906,580       932,060
Michael Giordano        27,888,552       950,088
Howard S. Modlin        27,941,258       897,382
Herbert A. Morey        27,987,243       851,397
S.A. Muscarnera         27,980,772       857,868
Anthony E. Puleo        27,994,733       893,907
Dr. Jitendra V. Singh   27,986,581       852,059

     The proposal to adopt the Fedders Corporation Restricted Stock Plan and certain previous grants of restricted stock was approved by a vote of 14,251,358 in favor and 1,868,036 against, with 269,897 abstaining. The broker non-vote was 12,449,349.

     The appointment of UHY LLP was ratified by a vote of 28,277,484 in favor and 239,483 against, with 321,672 abstaining.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
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

August 9, 2006