Form 10-Q
period 2006-09-30
FEDDERS CORP /DE
filed 2006-11-09
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-8831
FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-2572390
(State of incorporation)	(I.R.S. Employer Identification No.)

505 MARTINSVILLE ROAD, LIBERTY CORNER, NJ	07938-0813
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(908) 604-8686
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The registrant has outstanding 30,129,443 shares of Common Stock and 2,492,181 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of October 31, 2006.

FEDDERS CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDDERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands, except per share data)	2006	2005	2006		2005
Net sales	$51,178	$63,110		$246,446	$258,740
Cost of sales	42,447	55,197		211,331	214,115

Gross profit	8,731	7,913		35,115	44,625

Selling, general and administrative expense	12,593	16,823		44,142	53,802
Asset impairment, employee severance, and other restructuring charges/(credits)	2,153	3,874		2,764	4,246

Total operating expenses	14,746	20,697		46,906	58,048

Operating income/(loss)	(6,015)	(12,784)		(11,791)	(13,423)

Partners’ net interest in joint venture results	167	151		235	844
Interest expense, net	5,285	5,492		16,098	16,538
Other (income)/expense	395	877		984	355

Income/(loss) from continuing operations before income taxes	(11,528)	(19,002)		(28,638)	(29,472)

Provision/(benefit) for income taxes	115	(84)		707	263

Income/(loss) from continuing operations	(11,643)	(18,918)		(29,345)	(29,735)

Income/(loss) from discontinued operations, net of 2005 tax of $11 and $48	—	561		—	1,894

Net income/(loss)	(11,643)	(18,357)		(29,345)	(27,841)

Preferred stock dividends	1,143	1,145		3,430	3,294

Net income/(loss) applicable to common stockholders	$(12,786)	$(19,502)	$	(32,775)	$(31,135)

Income/(loss) per common share:
Basic net income/(loss) per common share from continuing operations	$(0.41)	$(0.65)		$(1.06)	$(1.08)

Diluted net income/(loss) per common share from continuing operations	(0.41)	(0.65)		(1.06)	(1.08)

Basic net income/(loss) per common share from discontinued operations	$—	$0.02		$—	$0.06

Diluted net income/(loss) per common share from discontinued operations	—	0.02		—	0.06

Basic net income/(loss) per common share	$(0.41)	$(0.63)		$(1.06)	$(1.02)

Diluted net income/(loss) per common share	(0.41)	(0.63)		(1.06)	(1.02)

Weighted average shares:
Basic	31,270	30,688		31,011	30,608
Diluted	31,270	30,688		31,011	30,608

Dividends per share declared:
Common and Class B Stock	$—	$—		$—	$0.060
Preferred Stock	—	—		—	1.075
See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(amounts in thousands, except par value data)	2006	2005	2005
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,387	$14,417	$16,946
Accounts receivable (net of allowance of $3,707 , $3,928 and $4,393 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively)	41,721	42,157	53,318
Inventories:
Finished goods	28,952	52,395	59,547
Work-in-process	2,306	2,694	3,040
Raw materials and supplies	17,640	19,224	21,365

Net inventories	48,898	74,313	83,952
Deferred income taxes	3,916	3,882	8,887
Assets held for sale	—	843	—
Other current assets	6,435	6,333	8,754
Current assets of discontinued operations	—	—	4,158

Total current assets	117,357	141,945	176,015

Net property, plant and equipment:
Land and improvements	4,900	4,900	5,186
Buildings and leasehold improvements	35,307	35,952	40,587
Machinery and equipment	73,857	71,083	86,236

Gross property, plant and equipment	114,064	111,935	132,009
Less accumulated depreciation	72,575	67,392	78,218

Net property, plant and equipment	41,489	44,543	53,791
Deferred income taxes	21,629	21,629	22,105
Goodwill	88,229	87,725	87,441
Other intangible assets	4,039	4,726	4,556
Other assets	24,833	30,486	36,259
Other assets of discontinued operations	—	—	3,088

Total assets	$297,576	$331,054	$383,255

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Short-term notes	$45,765	$56,740	$66,438
Current portion of long-term debt	2,213	2,470	1,408
Accounts payable	51,638	43,961	45,354
Income taxes payable	1,781	1,370	1,003
Accrued expenses	38,632	39,149	41,153
Current liabilities of discontinued operations	—	—	1,196

Total current liabilities	140,029	143,690	156,552

Long-term debt	157,731	158,113	159,517
Other long-term liabilities	22,636	24,952	28,626
Long-term liabilities of discontinued operations	—	—	1,185
Partners’ net interest in joint venture	4,740	4,361	4,358

Total liabilities	325,136	331,116	350,238

Stockholders’ equity/(deficit):
Preferred Stock, $0.01 par value, 15,000 shares authorized and 2,127 shares issued	21	21	21
Common Stock, $0.01 par value, 70,000 shares authorized, 37,299, 36,816 and 36,716 issued at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	373	367	367
Class B Stock, $0.01 par value, 5,000 shares authorized and 2,492 shares issued	25	25	25
Additional paid-in capital	115,431	115,523	115,297
Retained earnings/(deficit)	(105,580)	(76,235)	(41,995)
Accumulated other comprehensive gain/(loss)	1,358	(92)	(1,181)
Treasury stock, at cost, 8,521 shares of Common Stock at September 30, 2006, December 31, 2005 and September 30, 2005	(39,188)	(39,188)	(39,188)
Deferred compensation	—	(483)	(329)

Total stockholders’ equity/(deficit)	(27,560)	(62)	33,017

Total liabilities and stockholders’ equity/(deficit)	$297,576	$331,054	$383,255

See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(amounts in thousands, except per share data)	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(29,345)	$(27,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,126	7,510
Deferred income taxes	(34)	98
Amortization of deferred financing costs	670	635
(Gain)/loss on asset disposal	(35)	(55)
Asset impairment charge	—	2,732
Partners’ net interest in joint venture results	235	(664)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	436	(22,711)
Inventories	25,415	50,294
Proceeds from Company’s interest in life insurance	7,291	—
Other current assets	(102)	1,831
Other assets	(2,137)	(642)
Accounts payable	7,677	(4,722)
Accrued expenses and income taxes payable	(107)	(190)
Other long-term liabilities	(2,171)	(490)
Other-net	693	389

Net cash provided by/(used in) operating activities	13,612	6,174

Cash flows from investing activities:
Additions to property, plant, and equipment	(2,162)	(3,961)
Proceeds from disposal of property, plant and equipment	941	127
Acquisition of business, net of cash acquired (Note 5)	—	(9,426)

Net cash provided by/(used in) investing activities	(1,221)	(13,260)

Cash flows from financing activities:
Proceeds/(repayments), net from short-term notes	(10,975)	7,102
Repayments of long-term debt	(896)	(1,370)
Cash dividends	—	(3,978)

Net cash provided by/(used in) financing activities	(11,871)	1,754

Effect of exchange rate changes	1,450	(505)

Net increase/(decrease) in cash and cash equivalents	1,970	(5,837)
Cash and cash equivalents at beginning of period	14,417	22,783

Cash and cash equivalents at end of period	$16,387	$16,946

Supplemental disclosure:
Interest paid	$18,017	$18,973
Income taxes paid	407	409
In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006, the Company reversed the unearned compensation balance related to restricted stock, included in deferred compensation in the December 31, 2005 consolidated balance sheet, netting the balance against additional paid-in capital. In February 2006, the Company issued 100,000 shares of restricted stock with a value of $139. In June 2006, the Company issued 300,000 shares of restricted stock with a value of $783. (See Note 3)
In June 2006, the Company issued Directors 82,764 shares of common stock with a value of $216.
See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(unaudited)
1. BASIS OF PRESENTATION
     The financial statements included herein are unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in the Annual Report on Form 10-K of Fedders Corporation (the “Company”) for the fiscal year ended December 31, 2005. Certain reclassifications may have been made in prior-year amounts to conform to the current-year presentation.
     On January 25, 2005, the Company’s Board of Directors approved the sale of all of the capital stock of Melcor Corporation, its thermal management subsidiary, which was not considered a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17,300 in cash (before a $200 temporary holdback), which resulted in a pre-tax gain of $11,400. The consolidated statements of operations, consolidated balance sheets, and notes to the consolidated financial statements have been adjusted to reflect the accounts of Melcor as discontinued operations. Melcor’s revenues, which were reported in the Engineered Products segment, were $6,644 for the first nine months of 2005. Discontinued operations do not include an allocation of interest expense.
     The Company’s business is seasonal and, consequently, operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The Company is proceeding with its strategy to diversify sales and earnings to become less dependent on the manufacture and sale of room air conditioners. The demand for room air conditioners is highly seasonal in the North American market.
2. COMPREHENSIVE INCOME (LOSS)
     Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected in other comprehensive loss as a separate component of stockholders’ equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income/(loss)	$(11,643)	$(18,357)	$(29,345)	$(27,841)
Other comprehensive income/(loss):
Change in fair value of cash flow hedge income/(loss)	58	—	—	—
Foreign currency translation	1,115	469	1,450	(505)

Comprehensive income/(loss)	$(10,470)	$(17,888)	$(27,895)	$(28,346)

3. STOCK COMPENSATION
     The Company adopted SFAS No. 123(R), “Share-Based Payment” as of January 1, 2006. This Statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS No. 123(R) requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award. This cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS No. 123(R) also requires that the additional tax benefits the Company receives from stock-based compensation be recorded as cash inflows from financing activities in the statement of cash flows. Prior to January 1, 2006, the Company applied the provisions of APB 25 in accounting for awards made under the Company’s stock-based compensation plans.

     The Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this method, results from prior periods have not been restated. The Company has not granted stock options since 2003, and as a result, the effect of adopting SFAS No. 123(R) was not material to the Company’s results of operations, balance sheet, or cash flows for the nine months ended September 30, 2006, nor on a pro-forma basis for the nine months ended September 30, 2005.
     The Company has granted restricted stock to certain key employees. The restricted stock requires no payment from the recipient and compensation cost is measured based on the market price on the grant date and is recorded over the vesting period. Restricted stock does not have an option for cash payment.
     The following table summarizes stock-based compensation expense recorded for the three months and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2006	2005	2006	2005
Restricted stock	$118	$66	$276	$197
Stock options	—	—	—	—

Total share-based compensation expense	118	66	276	197

Tax effect on share-based compensation expense	—	—	—	—

Net effect on income from continuing operations	$118	$66	$276	$197

Effect on basic and diluted earnings per share	$—	$—	$—	$—

     The following table summarizes restricted stock activity for the nine months ended September 30, 2006 and 2005.

		Weighted		Weighted
	Nine months	Average	Nine months	Average
	ended	Grant-Date	ended	Grant-Date
Restricted stock shares	September 30,	Fair Value	September 30,	Fair Value
	2006		2005
Balance at January 1	250,000	$4.33	150,000	$5.70
Granted	400,000	2.31	—	—
Cancelled or expired	—	—	—	—

Balance at September 30	650,000	$3.09	150,000	$5.70

     The following table summarizes stock option activity for the nine months ended September 30, 2006 and 2005.

		Weighted		Weighted
	Nine months	Average	Nine months	Average
	ended	Grant-Date	ended	Grant-Date
Stock options	September 30,	Fair Value	September 30,	Fair Value
	2006		2005
Outstanding at January 1	1,128,750	$4.25	1,473,750	$4.30
Granted	—	—	—	—
Cancelled or expired	(100,000)	4.92	(313,750)	4.45
Exercised	—	—	—	—

Outstanding at September 30	1,028,750	$4.18	1,160,000	$4.26

Exercisable at September 30	1,028,750	$4.18	1,160,000	$4.26

Exercise price per share	$3.02 - $5.65		$3.02 - $5.65

     There were no stock options granted during 2006 or 2005. The fair value of each option granted prior to 2004 was estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions.

Expected dividend yield	2.1%
Risk-free rate	3.0%
Expected life in years	5
Volatility	39%
     The following table summarizes information on stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life Remaining(1)	Price(1)	Exercisable	Price(1)
$3.02	573,750	0.73	$3.02	573,750	$3.02
$5.65	455,000	2.08	5.65	455,000	5.65

	1,028,750	1.33	$4.18	1,028,750	$4.18

(1)	weighted average
4. EARNINGS/(LOSS) PER SHARE
     For the three months ended September 30, 2006 and 2005, net loss per share was computed using the weighted -average number of shares of common and class B stock outstanding, which amounted to an aggregate of 31,270,272 shares in 2006and 30,687,508 shares in 2005. Due to their anti-dilutive effect, 1,028,750 and 1,160,000 stock options were excluded from the computation of diluted loss per share for the three months ended September 30, 2006 and 2005, respectively.
     For the nine months ended September 30, 2006 and 2005, net loss per share was computed using the weighted average number of shares of common and class B stock outstanding, which amounted to an aggregate of 31,010,675 shares in 2006 and 30,608,029 shares in 2005. Due to their anti-dilutive effect, 1,028,750 and 1,160,000 stock options were excluded from the computation of diluted loss per share for the nine months ended September 30, 2006 and 2005, respectively.
5. ACQUISITIONS AND DISCOUNTINUED OPERATIONS
Sale of Melcor
     On January 25, 2005, the Company’s Board of Directors approved the sale of all of the capital stock of Melcor Corporation, its thermal management subsidiary, which was not considered a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17,300 in cash (before a $200 temporary holdback), which resulted in a pre-tax gain of $11,400. Melcor’s revenues, which were reported in the Engineered Products segment, were $6,644 for the first nine months of 2005.
Acquisition of Islandaire
     On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc. (“Islandaire”) for a combination of $9,550 in cash; 257,484 shares of Preferred Stock valued at $6,437; 100,000 shares of Common Stock valued at $310; and $32 of transaction costs, which primarily consisted of fees paid for appraisals, legal and accounting services. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization). The results of operations of Islandaire have been included in the Company’s consolidated financial statements since the acquisition date. The acquisition was not material to the Company’s operations, financial position, or cash flows, and thus pro-forma information has not been presented.

     Islandaire is located in East Setauket, New York, and now operates as Fedders Islandaire, Inc. It manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels, and motels, and in institutional buildings such as schools, offices, hospitals, and nursing homes. Islandaire’s replacement PTAC units fit into existing wall openings without alteration to the structure of the building. The addition of Islandaire’s products extends the product line of the Company’s existing commercial products division. This subsidiary has been included within the HVACR segment since the date of acquisition.
     The Company recorded the Islandaire acquisition under the purchase method of accounting according to SFAS No. 141, “Business Combinations”. The consolidated financial statements include the results of Islandaire from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The following table represents the purchase price allocation.

At March 7, 2005
Cash	$158
Accounts receivable	3,412
Inventory	3,862
Other current assets	226
Property, plant and equipment	880
Goodwill	9,582
Intangible assets:
Customer relationships (estimated useful life of 10 years)	3,300
Engineering drawings (estimated useful life of 2 years)	300
Noncompetition agreement (estimated useful life of 5.5 years)	1,100
Other intangible assets	42
Current liabilities	(5,930)
Long-term debt	(168)
Minority interest	(435)

Net assets acquired	$16,329

     The amount assigned to intangible assets primarily represents customer relationships, a non-competition agreement and engineering drawings and was based on an appraisal. The intangible assets will be amortized over periods ranging from two to ten years using straight-line methods.
     The Islandaire facility continues to be leased from an officer of the subsidiary at a market rate.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company records the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. The Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), as of September 1, 2002. Under SFAS 142, the Company is required to test goodwill for impairment at least annually. The Company performs an annual test for indications of goodwill impairment as of October 1 in each year. The Company identifies potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. The Company determines fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment, if any, must be measured. The Company measures the amount of goodwill impairment by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the segment goodwill exceeds the implied fair value of goodwill, the impairment is recognized as an operating expense.

     Goodwill and other intangible assets of continuing operations consist of the following.

		Engineered
	HVACR	Products	Total
Goodwill balance as of December 31, 2005	$79,336	$8,389	$87,725
Effect of foreign currency change	504	—	504

Goodwill balance as of September 30, 2006	$79,840	$8,389	$88,229

	September 30,	December 31,	September 30,
	2006	2005	2005
Other intangible assets	$7,084	$7,911	$6,390
Accumulated amortization	(3,045)	(3,185)	(1,834)

Other intangible assets — net	$4,039	$4,726	$4,556

     Goodwill increased by $504 as a result of a positive currency translation adjustment. Other intangible assets primarily represent intangible assets of Islandaire. Amortization expense for continuing operations for the three months ended September 30, 2006 and 2005 was $235 and $234, respectively. Amortization expense for continuing operations for the nine months ended September 30, 2006 and 2005 was $687and $397, respectively. Estimated amortization expense for other intangibles for the next five years will be approximately $462, $621, $599, $578 and $474, respectively, and $1,305 thereafter.
7. ASSETS HELD FOR SALE
     At December 31, 2005, net assets totaling $843 at the Company’s Columbia, Tennessee facility were classified as “Assets Held for Sale”. These assets were sold at their carrying value on February 3, 2006. There were no “Assets Held for Sale” at September 30, 2006 and 2005.
8. INDUSTRY SEGMENTS
     The Company has two reportable segments: Heating, Ventilation, Air Conditioning and Refrigeration (“HVACR”) and Engineered Products. The Company’s reportable segments were determined based upon several factors, including the nature of the products provided and markets served. Each reportable segment is managed separately and includes various operating segments that have been aggregated due to similar economic characteristics.
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
     The Engineered Products segment designs, manufactures and distributes media filters, electronic filters, humidifiers, dust collectors, and fan filter units. These products are sold through manufacturers’ representatives, distributors and direct sales to end-users. (See Note 12)

SUMMARY OF BUSINESS BY SEGMENT:

	Three Months Ended		Nine Months Ended
	September, 30		September, 30
	2006	2005	2006	2005
Net sales:
HVACR	$43,890	$53,360	$225,173	$234,215
Engineered Products	7,288	9,750	21,273	24,525

Net sales	$51,178	$63,110	$246,446	$258,740

Income/(loss) by segment:
HVACR	$(3,896)	$(11,517)	$(6,909)	$(9,804)
Engineered Products	703	759	1,138	1,876

Segment operating income/(loss)	(3,193)	(10,758)	(5,771)	(7,928)
Goodwill impairment, asset impairment, employee severance and other restructuring charges/(credits) charges/(credits)	2,153	3,874	2,764	4,246
Non-allocated expense/(income)	897	(1,290)	4,005	760
Interest expense, net	5,285	5,492	16,098	16,538
Income tax expense/(benefit)	115	84	707	263

Income/(loss) from continuing operations	(11,643)	(18,918)	(29,345)	(29,735)
Net income/(loss) from discontinued operations, net of tax	—	561	—	1,894

Net income/(loss)	$(11,643)	$(18,357)	$(29,345)	$(27,841)

	September 30,	December 31,	September 30,
	2006	2005	2005
Total assets:
HVACR	$206,527	$240,281	$262,410
Engineered Products	40,946	40,287	44,118
Non-allocated assets	50,103	50,486	69,481
Discontinued operations	—	—	7,246

	$297,576	$331,054	$383,255

     Non-allocated (income)/expense and assets are primarily related to the Company’s corporate headquarters, other (income)/expense, and minority interest.
9. DEFERRED RETIREE OBLIGATION AND OTHER COMPENSATION ARRANGEMENTS
     The Company has a deferred retiree obligation for certain retirees. The following table summarizes certain information with respect to this obligation.

	Nine Months Ended
	September 30,
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$10,280	$11,228
Service cost	—	—
Interest cost	255	454
Actuarial changes and other	(949)	—
Benefits paid	(1,249)	(1,258)

Benefit obligation at end of period	$8,337	$10,424

Weighted-average assumptions as of September 30:
Discount rate	5.75%	5.75%
Actuarial changes and other includes an adjustment to an actuarial computation of an obligation to be paid out over the next five years.

10. PRODUCT WARRANTY
     Certain of the Company’s products are covered by standard product warranty plans that extend from 1 to 5 years. In addition, major retailers have customer return policies, which allow customers to return product that may be defective in lieu of field service. At the time revenue is recognized, upon shipment, measurements of those sales are reduced by estimates of the future costs associated with fulfilling warranty obligations.
     The Company uses historical failure and defective return rates, which may or may not be indicative of future rates. Each quarter, the estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, is re-evaluated.
     The following table displays the activity and balances of the product warranty liability for the nine months ended September 30:

	2006	2005
Warranty balance at beginning of period	$7,552	$7,333
Accrual for warranty based on revenue during the period	5,493	9,195
Settlements made during the period	(5,693)	(10,882)

Warranty balance at end of period	$7,352	$5,646

Warranty expense is lower due to fewer sales to large retailers.
11. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e., prices based on market data independent from the entity) and unobservable inputs (i.e., the entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires companies to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur. Additionally, disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations will be required. SFAS No. 158 is effective for the Company for this fiscal year ending December 31, 2006. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position. The Company is currently unable to estimate the impact of adopting SFAS No. 158 on its Consolidated Balance Sheet. The impact of adopting SFAS No. 158 is dependent on plan asset performance through the end of 2006 as well as interest rates and other factors that will be applicable as of December 31, 2006.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is December 31, 2006 for the Company. The Company is currently evaluating the impact of applying this guidance.

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007. The Company is currently evaluating the provisions of FIN 48 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and SFAS No. 3”. This Statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effects or the cumulative effect of the change, this Statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 was effective for the Company as of January 1, 2006 and did not have a material impact on the Company’s financial position and results of operations.
     In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” to improve the comparability of cross-border financial reporting. This statement amends and clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43, Chapter 4. In addition, this Statement requires that allocation of fixed production overhead costs to conversion costs be based on the normal capacity of the production facilities. The provisions of this Statement were effective for the Company as of January 1, 2006, and did not have a material impact on the Company’s financial position and results of operations.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment”, which replaces Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share Based Payments” (“SAB 107”) to provide public companies additional guidance in applying the provisions of SFAS No. 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123(R) with certain existing SEC guidance. The Company adopted SAB 107 in conjunction with adopting SFAS No. 123(R) as of January 1, 2006.
     During 2005, the FASB issued the following four Staff Position Papers (“FSPs”) providing guidance on implementing SFAS No. 123(R) “Share Based Payments”: FSP SFAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R)”; FSP SFAS No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in SFAS No. 123(R)”; FSP SFAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards”; and FSP SFAS No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event”. During 2006, the FASB issued FSP SFAS No. 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1”.
     The Company implemented SFAS No. 123(R) effective January 1, 2006. The Company used the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share-based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. The Company does not believe that any of the alternative phase-in methods would have a materially different effect on the Company’s financial position and results of operations. The provisions of this Statement did not have a material impact on the Company’s financial position and results of operations.

12. DEBT AND SUBSEQUENT EVENTS
     On October 31, 2006, the Company announced that it plans to appeal the decision by the New York Stock Exchange (NYSE) to suspend trading of Fedders’ common and preferred stock on November 8, 2006. The Company was not in compliance with the NYSE‘s continuing listing standards for market capitalization and stockholders’ equity. Only one of these standards must be met. The appeal is based on the Company making significant progress in executing a plan to restore the Company’s compliance with the NYSE standard. The plan comprises, among other things, focusing on the profitable and growing segments of its core HVAC business and the previously-announced sale of its non-core businesses. During the appeal process, the Company’s common stock will trade on the OTC Bulletin Board.
     On August 11 and October 19, 2006, the Company amended its secured revolving credit facility to add $10 million supplemental loan availability. The Company is obligated to repay this supplemental loan based on the terms of the agreement and/or from the proceeds of asset sales. In addition, the amendment waived the EBITDA covenants in the original agreement through December 2006, and requires the Company’s Chairman make an equity contribution of $$3.5 million before January 15, 2007. In October 2006, Chairman made a $1.5 million equity contribution in the form of a treasury stock purchase. There is a $1.3 million EBITDA covenant for the fourth quarter of 2006, and the original covenants (discussed below) will apply in 2007.
     On July 27, 2006, the Company announced that it hired an advisor to explore the possible sale of its global indoor air quality business, which includes the entire Engineered Products segment plus a non-material portion of the residential business in the HVACR segment. Annual sales of this business are over $40 million with assets less than $50 million.
     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year, $75 million secured revolving credit facility. The Company reduced the amount of its revolver based on its anticipated borrowing needs. Availability under the new line of credit is based primarily on advance rates on accounts receivable and inventory in the United States and Canada. Financial covenants include an EBITDA test if availability under the line falls below $10 million or below $7.5 million if no revoling loan is outstanding, which have since been modified as discussed above. The revolver balance was approximately $22 million at September 30, 2006. The credit facility is collateralized by substantially all of the Company’s assets and is in effect until January 2011. The Company is no longer subject to minimum working capital or net worth covenants.
13. HEDGING
     During the second quarter the Company entered into a foreign currency derivative to hedge against fluctuations in the Canadian dollar. There were no new hedge instruments in the third quarter, but the second-quarter hedges expired during the third quarter. As a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income/(loss) in shareholders’ equity and amounts in accumulated other comprehensive income/(loss) are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Because less than the full value of Canadian dollar receivables was hedged, the hedge was deemed to be one hundred percent effective. The accumulated other changes in equity from cash flow hedges are shown in the following table.

	Three Months Ended		Nine Months Ended
Cash Flow Hedge Impact on Equity	September 30,		September 30,
	2006	2005	2006	2005
Balance at January 1	$—	$—	$—	$—
Net gain/(loss) from cash flow hedges	31	—	(43)	—
Net amounts reclassified to earnings	27	—	43	—

Balance at September 30	$58	$—	$—	$—

14. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Fedders North America, Inc. (“FNA”) is a wholly-owned subsidiary of the Company. FNA and the Company are the issuer and the guarantor, respectively, of the Senior Notes. In addition, the subsidiaries of FNA and, effective September 13, 2005, Fedders International, Inc., are also guarantors of the Senior Notes.
     The Company’s and the subsidiaries’ guarantees are full and unconditional. The following condensed consolidating financial statements present separate information for its guarantor entities (FNA and the Corporate Parent) and the other non-guarantor subsidiaries and should be read in conjunction with the consolidated financial statements of the Company. The following presentation has been prepared on a historical basis taking into account the guarantor/non-guarantor structure that resulted from the issuance of the Senior Notes in March 2004 and the adoption of the First Supplemental Indenture and Waiver, dated September 13, 2005.

     The following unaudited condensed consolidating financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidating financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Form 10-K.
     Certain reclassifications may have been made in prior-year amounts to conform to the current-year presentation.

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net sales	$38,929	$19,057	$—	$(6,808)	$51,178
Cost of sales	33,855	15,400	—	(6,808)	42,447

Gross profit	5,074	3,657	—	—	8,731

Selling, general and administrative expense (a)	8,070	2,810	1,713	—	12,593
Asset impairment, employee severance and other restructuring charges/(credits)	1,616	537	—	—	2,153

Operating income/(loss)	(4,612)	310	(1,713)	—	(6,015)

Partners’ net interest in joint venture results	(124)	291	—	—	167
Equity income in investment	—	—	(9,929)	9,929	—
Interest expense, net (b)	4,548	737	—	—	5,285
Other (income)/expense	34	360	1	—	395

Income/(loss) before income taxes	(9,318)	(496)	(11,643)	9,929	(11,528)

Provision/(benefit) for income taxes	60	55	—	—	115

Net income/(loss)	(9,378)	(551)	(11,643)	9,929	(11,643)

Preferred stock dividends	—	—	1,143	—	1,143

Net income/(loss) applicable to common stockholders	$(9,378)	$(551)	$(12,786)	$9,929	$(12,786)

	Three Months Ended September 30, 2005
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net sales	$48,599	$23,114	$—	$(8,603)	$63,110
Cost of sales	43,659	20,141	—	(8,603)	55,197

Gross profit	4,940	2,973	—	—	7,913

Selling, general and administrative expense (a)	9,994	3,966	2,863	—	16,823
Asset impairment, employee severance and other restructuring charges/(credits)	3,874	—	—	—	3,874

Operating income/(loss)	(8,928)	(993)	(2,863)	—	(12,784)

Partners’ net interest in joint venture results	(254)	405	—	—	151
Equity income in investment	—	—	(15,437)	15,437	—
Interest expense, net (b)	4,877	573	42	—	5,492
Other (income)/expense	(195)	1,056	16	—	877

Income/(loss) from continuing operations before income taxes	(13,864)	(2,217)	(18,358)	15,437	(19,002)

Provision/(benefit) for income taxes	71	(154)	(1)	—	(84)

Income/(loss) from continuing operations	(13,935)	(2,063)	(18,357)	15,437	(18,918)

Discontinued operations, net of tax	509	52	—	—	561

Net income/(loss)	(13,426)	(2,011)	(18,357)	15,437	(18,357)

Preferred stock dividends	—	—	1,145	—	1,145

Net income/(loss) applicable to common stockholders	$(13,426)	$(2,011)	$(19,502)	$15,437	$(19,502)

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net sales	$211,363	$165,449	$—	$(130,366)	$246,446
Cost of sales	191,374	150,039	284	(130,366)	211,331

Gross profit	19,989	15,410	(284)	—	35,115

Selling, general and administrative expense (a)	32,465	9,453	2,224	—	44,142
Asset impairment, employee severance and other restructuring charges/(credits)	2,026	537	201	—	2,764

Operating income/(loss)	(14,502)	5,420	(2,709)	—	(11,791)

Partners’ net interest in joint venture results	(318)	553	—	—	235
Equity income in investment	—	—	(26,779)	26,779	—
Interest expense, net (b)	14,035	2,006	57	—	16,098
Other (income)/expense	360	824	(200)	—	984

Income/(loss) before income taxes	(29,215)	3,143	(29,345)	26,779	(28,638)

Provision/(benefit) for income taxes	138	569	—	—	707

Net income/(loss)	(29,353)	2,574	(29,345)	26,779	(29,345)

Preferred stock dividends	—	—	3,430	—	3,430

Net income/(loss) applicable to common stockholders	$(29,353)	$2,574	$(32,775)	$26,779	$(32,775)

	Nine Months Ended September 30, 2005
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net sales	$220,071	$128,362	$—	$(89,693)	$258,740
Cost of sales	190,109	113,699	—	(89,693)	214,115

Gross profit	29,962	14,663	—	—	44,625

Selling, general and administrative expense (a)	35,721	13,787	4,294	—	53,802
Asset impairment, employee severance and other restructuring charges/(credits)	4,246	—	—	—	4,246

Operating income/(loss)	(10,005)	876	(4,294)	—	(13,423)

Partners’ net interest in joint venture results	(292)	1,136	—	—	844
Equity income in investment	—	—	(23,422)	23,422	—
Interest expense, net (b)	14,799	1,710	29	—	16,538
Other (income)/expense	(745)	1,003	97	—	355

Income/(loss) from continuing operations before income taxes	(24,351)	(701)	(27,842)	23,422	(29,472)

Provision/(benefit) for income taxes	127	137	(1)	—	263

Income/(loss) from continuing operations	(24,478)	(838)	(27,841)	23,422	(29,735)

Discontinued operations, net of tax	1,706	188	—	—	1,894

Net income/(loss)	(22,772)	(650)	(27,841)	23,422	(27,841)

Preferred stock dividends	—	—	3,294	—	3,294

Net income/(loss) applicable to common stockholders	$(22,772)	$(650)	$(31,135)	$23,422	$(31,135)

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
ASSETS
Current assets:
Cash and cash equivalents	$3,276	$5,081	$8,030	$—	$16,387
Net accounts receivable	31,671	10,050	—	—	41,721
Net inventories	35,001	13,897	—	—	48,898
Other current assets	1,869	4,566	9,256	(5,340)	10,351

Total current assets	71,817	33,594	17,286	(5,340)	117,357

Investments in subsidiaries	—	—	(112,873)	112,873	—
Net property, plant and equipment	26,572	14,841	76	—	41,489
Goodwill	72,981	15,248	—	—	88,229
Other intangible assets	4,039	—	—	—	4,039
Other assets	3,822	5,672	36,968	—	46,462

Total assets	$179,231	$69,355	$(58,543)	$107,533	$297,576

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Short-term notes	$23,412	$22,353	$—	$—	$45,765
Current portion of long-term debt	2,095	118	—	—	2,213
Accounts and income taxes payable	15,622	35,602	2,195	—	53,419
Accrued expenses	22,032	8,971	7,629	—	38,632

Total current liabilities	63,161	67,044	9,824	—	140,029

Long-term debt	156,432	1,300	(1)	—	157,731
Other long-term liabilities	3,971	9,517	19,228	(5,340)	27,376
Net due to (from) affiliates	48,746	11,288	(60,034)	—	—

Total liabilities	272,310	89,149	(30,983)	(5,340)	325,136

Stockholders’ equity/(deficit):
Preferred Stock	5	—	21	(5)	21
Common and Class B Stock	—	—	398	—	398
Additional paid-in capital	26,926	28,538	115,431	(55,464)	115,431
Retained earnings (deficit)	(120,110)	(49,590)	(105,580)	169,700	(105,580)
Deferred compensation and treasury stock	—	—	(39,188)	—	(39,188)
Accumulated other comprehensive loss	100	1,258	1,358	(1,358)	1,358

Total stockholders’ equity/(deficit)	(93,079)	(19,794)	(27,560)	112,873	(27,560)

Total liabilities and stockholders’ equity/(deficit)	$179,231	$69,355	$(58,543)	$107,533	$297,576

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2005
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
ASSETS
Current assets:
Cash and cash equivalents	$6,455	$6,300	$1,662	$—	$14,417
Net accounts receivable	32,275	9,882	—	—	42,157
Net inventories	55,704	18,609	—	—	74,313
Other current assets	3,764	3,762	8,872	(5,340)	11,058

Total current assets	98,198	38,553	10,534	(5,340)	141,945

Investments in subsidiaries	—	—	(89,539)	89,539	—
Net property, plant and equipment	27,356	17,092	95	—	44,543
Goodwill	72,980	14,745	—	—	87,725
Other intangible assets	4,726	—	—	—	4,726
Other assets	4,594	5,198	42,323	—	52,115

Total assets	$207,854	$75,588	$(36,587)	$84,199	$331,054

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Short-term notes	$34,599	$22,141	$—	$—	$56,740
Current portion of long-term debt	2,351	119	—	—	2,470
Accounts payable	14,773	29,154	34	—	43,961
Accrued expenses	22,835	6,047	11,637	—	40,519

Total current liabilities	74,558	57,461	11,671	—	143,690

Long-term debt	156,764	1,349	—	—	158,113
Other long-term liabilities	2,817	9,735	22,101	(5,340)	29,313
Net due to (from) affiliates	37,539	32,758	(70,297)	—	—

Total liabilities	271,678	101,303	(36,525)	(5,340)	331,116

Stockholders’ equity/(deficit):
Preferred Stock	—	—	21	—	21
Common and Class B Stock	5	—	392	(5)	392
Additional paid-in capital	26,927	26,542	115,523	(53,469)	115,523
Retained earnings/(deficit)	(90,757)	(52,164)	(76,235)	142,921	(76,235)
Deferred compensation and treasury stock	—	—	(39,671)	—	(39,671)
Accumulated other comprehensive loss	1	(93)	(92)	92	(92)

Total stockholders’ equity/(deficit)	(63,824)	(25,715)	(62)	89,539	(62)

Total liabilities and stockholders’ equity/(deficit)	$207,854	$75,588	$(36,587)	$84,199	$331,054

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2005
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
ASSETS
Current assets:
Cash and cash equivalents	$7,753	$6,543	$2,650	$—	$16,946
Net accounts receivable	41,162	12,156	—	—	53,318
Net inventories	67,610	16,342	—	—	83,952
Other current assets	3,125	6,420	13,436	(5,340)	17,641
Current assets of discontinued operations	3,140	1,018	—	—	4,158

Total current assets	122,790	42,479	16,086	(5,340)	176,015

Investments in subsidiaries	—	—	(58,465)	58,465	—
Net property, plant and equipment	36,386	17,218	187	—	53,791
Goodwill	72,135	15,306	—	—	87,441
Other intangible assets	4,556	—	—	—4,556	4,556
Other assets	10,040	4,414	43,550	—	58,004
Other assets of discontinued operations	2,511	577	—	—	3,088

Total assets	$248,778	$79,994	$1,358	$53,125	$383,255

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Short-term notes	$42,917	$23,521	$—	$—	$66,438
Current portion of long-term debt	1,290	118	—	—	1,408
Accounts and income taxes payable	18,319	27,058	980	—	46,357
Accrued expenses	25,114	8,483	7,556	—	41,153
Current liabilities of discontinued operations	995	201	—	—	1,196

Total current liabilities	88,635	59,381	8,536	—	156,552

Long-term debt	158,168	1,349	—	—	159,517
Other long-term liabilities	(8)	9,924	28,408	(5,340)	32,984
Long-term liabilities of discontinued operations	527	658	—	—	1,185
Net due to (from) affiliates	43,401	25,202	(68,603)	—	—

Total liabilities	290,723	96,514	(31,659)	(5,340)	350,238

Stockholders’ equity/(deficit):
Preferred Stock	5	—	21	(5)	21
Common and Class B Stock	—	—	392	—	392
Additional paid-in capital	20,293	25,542	115,297	(45,835)	115,297
Retained earnings/(deficit)	(61,913)	(41,211)	(41,995)	103,124	(41,995)
Deferred compensation and treasury stock	—	—	(39,517)	—	(39,517)
Accumulated other comprehensive loss	(330)	(851)	(1,181)	1,181	(1,181)

Total stockholders’ equity/(deficit)	(41,945)	(16,520)	33,017	58,465	33,017

Total liabilities and stockholders’ equity/(deficit)	$248,778	$79,994	$1,358	$53,125	$383,255

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net cash (used in) provided by operating activities	$(2,460)	$19,949	$(3,877)	$—	$13,612

Net additions to property, plant and equipment	(893)	(1,252)	(17)	—	(2,162)
Disposal of property, plant and equipment	901	40	—	—	941
Acquisition of business, net of cash acquired	—	—	—	—	—

Net cash (used in) provided by investing activities	8	(1,212)	(17)		(1,221)

Proceeds (repayments) of short-term notes	(11,187)	212	—	—	(10,975)
Net repayments of long-term debt	(847)	(49)	—	—	(896)
Change in net due to (from) affiliate	11,207	(21,470)	10,263	—	—

Net cash provided by (used in) financing activities	(827)	(21,307)	10,263	—	(11,871)

Effect of exchange rates	99	1,351	—	—	1,450

Net (decrease) increase in cash and cash equivalents	(3,180)	(1,219)	6,369	—	1,970
Cash and cash equivalents at beginning of period	6,455	6,300	1,662	—	14,417

Cash and cash equivalents at end of period	$3,275	$5,081	$8,031	$—	$16,387

	For The Nine Months Ended September 30, 2005
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net cash (used in) provided by operating activities	$2,942	$6,895	$(3,663)	$—	$6,174

Net additions to property, plant and equipment	(828)	(3,133)	—	—	(3,961)
Disposal of property, plant and equipment	11	—	116	—	127
Acquisition of business, net of cash acquired	(9,426)	—	—	—	(9,426)

Net cash (used in) provided by investing activities	(10,243)	(3,133)	116	—	(13,260)

Proceeds (repayments) of short-term notes	12,822	(5,720)	—	—	7,102
Net repayments of long-term debt	(1,286)	(84)	—	—	(1,370)
Cash dividends	6,305	(6,305)	(3,978)	—	(3,978)
Change in net due to (from) affiliate	(5,581)	882	4,699	—	—

Net cash provided by (used in) financing activities	12,260	(11,227)	721	—	1,754

Effect of exchange rates	16	(521)	—	—	(505)

Net (decrease) increase in cash and cash equivalents	4,975	(7,986)	(2,826)	—	(5,837)
Cash and cash equivalents at beginning of period	2,778	14,529	5,476	—	22,783

Cash and cash equivalents at end of period	$7,753	$6,543	$2,650	$—	$16,946

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:
a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $1.6 million and $2.0 million for the three months ended September 30, 2006 and 2005, respectively. Such charges to FNA amounted to approximately $8.4 million and $9.1 million for the nine months ended September 30, 2006 and 2005, respectively.
b) FNA’s interest expense reflects actual interest charges on the 9 7/8% Senior Notes, Addison mortgage, Trion Industrial Revenue Bond, State of Illinois Promissory Note, Eubank mortgage, capital lease obligations, and a revolving line of credit.
c) FNA’s depreciation and amortization for the nine months ended September 30, 2006 and 2005 amounted to approximately $2.9 million and $5.2 million, respectively. Capital expenditures of FNA amounted to $0.9 million and $0.8 million in the nine months ended September 30, 2006 and 2005, respectively. FNA’s depreciation and amortization for the quarter ended September 30, 2006 and 2005 amounted to approximately $1.0 million and $2.3 million, respectively. Capital expenditures of FNA amounted to $0.1 million and $0.2 million in the three months ended September 30, 2006 and 2005, respectively.
d) The Company guarantees FNA’s obligations under FNA’s revolving credit facility.
e) The Company’s stock option plans include FNA’s employees.
f) On October 26, 2005, FNA sold its non-core thermal management business, Melcor Corporation, to Laird Technologies, Inc. for $ 17.3 million in cash (before a $0.2 million temporary holdback). Melcor’s results of operations are reported as discontinued operations.
g) On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc. (“Islandaire”) for a combination of $9.6 million in cash, 257,484 shares of Preferred Stock valued at $6.4 million, 100,000 shares of Common Stock valued at $0.3 million, and less than $0.1 million of transaction costs, which primarily consisted of fees paid for appraisals, legal and accounting services. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization). Located in East Setauket, New York, Islandaire, which is now known as Fedders Islandaire, Inc., manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs), and heat pumps, primarily for replacement applications in apartment buildings, hotels and motels, and in institutional buildings such as schools, offices, hospitals and nursing homes. (See Note 5)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of certain significant factors, which affected our financial position, and operating results during the periods included in the accompanying consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ from those anticipated in forward-looking statements for many reasons.
Overview
     Fedders is a leading global producer and marketer of air treatment products for the residential, commercial and industrial markets. Our products include a wide range of residential and commercial heating and cooling products, air cleaners, dehumidifiers and humidifiers. We have two reportable industry segments: Heating, Ventilating, Air Conditioning and Refrigeration (“HVACR”) and Engineered Products. Both segments operate and sell products in the global air treatment market. Over the past seven years, we have repositioned ourselves through globalization and expansion of our product offerings from serving primarily the $1.3 billion North American market for window air conditioners to serving the $37 billion global air treatment market. Major markets we have entered include residential central and commercial air conditioning and high growth markets in Asia. Due to the current seasonality of our business, a majority of shipments and revenue occurs during the first six months of the calendar year.
     The Company’s results were affected in 2005 by unfavorable weather in North America during the summer of 2004 that reduced sales and left excess inventory in the distribution system. That inventory sharply reduced customer orders for 2005. During 2005, hot weather depleted most inventories at retail distribution, creating demand for room air conditioners entering 2006. In November 2005, the Company disclosed it would discontinue selling room air conditioners and dehumidifiers through The Home Depot retail stores in the United States for 2006 due to low profit margins and higher working capital requirements of this business. The Company continued to sell these products to Home Depot Supply, Home Depot.com, and Home Depot Canada in 2006. This will not continue in 2007. In September 2006, the Company disclosed it would no longer supply Wal-Mart due to low profit margins. Also in 2006, The Company discontinued manufacturing dehumidifiers due to the low profit margins in this product. Without The Home Depot, Wal-Mart, and dehumidifier sales, there will be an improvement in the Company’s profitability.
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
     In 2006, the Company incurred further restructuring costs to streamline the organization due to the Company’s decision to stop selling to the balance of The Home Depot accounts and Wal-Mart. Profitability in 2006 was negatively impacted by rising raw material costs of $10.5 million for the first nine months that could not be passed along to customers with fixed-price contracts.
     In the third quarter of 2006, the Company announced the planned sale of non-core assets. (See July 27, 2006 discussion in “Development of the Business” below) The proceeds of these asset sales will be used primarily to reduce debt with the balance used to invest in the growing residential and commercial HVAC businesses.

Development of the Business
     The Company has lessened its dependence on sales of room air conditioners through acquisitions, strategic alliances, and joint ventures that complement or enhance its core air treatment business and generate overall corporate value. These activities have (i) been a critical factor in driving down costs by establishing a low-cost manufacturing base in Asia; (ii) provided access to new geographic markets through well-known local brand names, existing sales, and distribution networks as well as experienced employees who are familiar with the local markets; and (iii) expanded its air treatment business through broadening product lines and extending distribution into commercial and industrial markets.
     In March 2005, the Company acquired eighty percent of the stock of Islandaire, Inc. (“Islandaire”), which manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners and heat pumps, primarily for replacement applications in commercial and institutional markets and which now operates as Fedders Islandaire, Inc. The Company is obligated to acquire the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization).
     The results of operations of Islandaire have been included in the Company’s consolidated financial statements since the acquisition date. The acquisition was not material to the Company’s operations, financial position, or cash flows, and thus pro-forma information has not been presented.
     Islandaire is located in East Setauket, New York and manufactures and markets a line of specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels, and motels, and in institutional buildings such as schools, offices, hospitals, and nursing homes. Islandaire’s replacement PTAC units fit into existing wall openings without alteration to the structure of the building. The addition of Islandaire’s products extends the product line of the Company’s existing commercial products division. This subsidiary has been included within the HVACR reportable segment since the date of acquisition.
     On July 27, 2006, the Company announced that it hired an advisor to explore the possible sale of its global indoor air quality business, which includes the entire Engineered Products segment plus a non-material portion of the residential business in the HVACR segment. Annual net sales of this business are over $40 million with assets less than $50 million. The Company is also offering to sell Polenz GmbH, its German distribution company, which reported net sales in 2005 of approximately $20 million, as well as other non-core assets. The proceeds of the asset sales will be used primarily to reduce debt with the balance used to invest in the Company’s core residential and commercial HVAC business.
Discontinued Operations
     On January 25, 2005, the Company’s Board of Directors approved the sale of all the capital stock of Melcor Corporation, its thermal management subsidiary, which the Company did not consider a core business unit. On October 25, 2005, the Company sold Melcor to Laird Technologies, Inc. for $17.3 million in cash (before a $0.2 million temporary holdback) which resulted in a pre-tax gain of $11.4 million. Melcor’s results of operations, assets and liabilities are reported as discontinued operations. Melcor revenues, which were reported in the Engineered Products segment, were $9.5 million for the first nine months of 2005.
Results of Operations
     The following table presents the results of continuing operations for the three months and nine months ended September 30, 2006 and 2005. Operating results for Melcor Corporation are disclosed as discontinued operations.

Operating Results as a Percent of Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$51,178	$63,110	$246,446	$258,740

Gross profit	17.1%	12.5%	14.2%	17.2%
Selling, general, and administrative expense	24.6	26.7	17.9	20.8
Restructuring expense	4.2	6.1	1.1	1.6
Operating income/(loss)	(11.8)	(20.3)	(4.8)	(5.2)
Net interest expense	10.3	8.7	6.5	6.4
Pre-tax loss	(22.5)	(30.1)	(11.6)	(11.4)
Three Months Ended September 30, 2006 versus the Three Months Ended September 30, 2005
     Net sales for the three-month period ended September 30, 2006 of $51.2 million declined by 18.9% compared with $63.1 million in the prior-year period. Net sales within the HVACR segment decreased by 17.7% during the period due primarily to no longer selling to The Home Depot and Wal-Mart accelerating its purchases into the first quarter, partly offset by growth in branded central air conditioners and commercial air conditioners. Net sales in the Engineered Products segment decreased by 25.3% due primarily to fewer large clean-room projects in China.
     Gross profit increased to $8.7 million in the third quarter of 2006, compared with $7.9 million in the prior-year period, and improved to 17.1% of net sales during the third quarter versus 12.5% in the prior-year quarter. Gross profit dollars increased primarily as a result of higher residential product profitability due to an improving product mix and the effects of prior price increases, as well as profit growth internationally.
     Selling, general, and administrative (SG&A) expenses for the three-month period ended September 30, 2006 were $12.6 million, or 24.6% of net sales, compared with $16.8 million, or 26.7% of net sales, in the prior-year period. This 25.1% reduction is as a result of cost-savings programs initiated in late 2005 and in 2006 as well as management’s continued focus on controlling costs and a $0.9 million reduction in post-retirement obligations due to an adjustment to an actuarial computation of an obligation to be paid out over the next five years. During the third-quarter of 2006 and 2005 the Company incurred $2.2 million and $3.9 million, respectively, of restructuring costs. The restructuring costs in both years were for severance, equipment write-offs, and factory consolidations to make operations more efficient.
     The operating loss for the three-months ended September 30, 2006 was $6.0 million, or 11.8% of net sales, compared with a loss of $12.8 million, or 20.3% of net sales, in the prior-year period. The 52.9% improvement is due to the higher gross profit and to lower operating expenses.
     Net interest expense decreased slightly in the three-month period ended September 30, 2006 to $5.3 million compared with $5.5 million in the prior-year period. Interest expense consisted of interest on the Company’s long-term debt, on short-term working capital loans in Asia, and on the Company’s revolving credit facility in the U.S. Net interest expense was lower than prior year due to a $20 million reduction in short-term notes, partly offset by higher interest rates during the current quarter.
     Net income from discontinued operations in the three-month period ended September 30, 2005 was $0.6 million.
     Net loss applicable to common stockholders in the three-month period ended September 30, 2006 was $12.8 million, or a $0.41 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was $19.5 million, or a $0.63 loss per diluted common share.
Nine Months Ended September 30, 2006 versus the Nine Months Ended September 30, 2005
     Net sales for the nine-month period ended September 30, 2006 of $246.4 million were 4.8% lower than $258.7 million in the prior-year period. This was due to The Home Depot, partly offset by increased sales to other customers. . Net sales in the HVACR reporting segment decreased by 3.9% during the period as increases in commercial air conditioners and unitary products did not offset prior-year sales to The Home Depot. Sales in the Engineered Products segment decreased by 13.3% due primarily to fewer industrial clean-room projects in China.

     Gross profit declined to $35.1 million in the nine-month period ended September 30, 2006 compared with $44.6 million in the prior-year period, and decreased to 14.2% of net sales during the period versus 17.2% in the prior-year period. Gross profit dollars declined as a result of increased costs of copper, aluminum, and plastic as well as components that use these materials of $10.5 million that could not be passed along to fixed-price-contract room air conditioner and dehumidifier customers in the form of price increases.
     SG&A expenses for the nine-month period ended September 30, 2006 were $44.1 million, or 17.9% of net sales, compared with $53.8 million, or 20.8% of net sales, in the prior-year period. Operating expenses were 18.0% lower than prior year due to the Company’s cost reduction initiatives in late 2005 and in 2006 and a $1.0 million reduction in post-retirement obligations due to an adjustment to an actuarial computation of an obligation to be paid out over the next five years. In 2006 and 2005, the Company incurred $2.8 million and $4.2 million, respectively, of restructuring costs. The restructuring costs in both years were for severance, equipment write-offs, and facility closure costs to make operations more efficient.
     Operating loss for the nine months ended September 30, 2006 was $11.8 million, or 4.8% of net sales, compared with an operating loss of $13.4 million, or 5.2% of net sales, in the prior-year period. The improvement reflects the reduced operating costs, partly offset by the lower gross profit.
     Net interest expense decreased in the nine-month period ended September 30, 2006 to $16.1 million compared with $16.5 million in the prior-year period. Interest expense consisted of interest on the Company’s long-term debt, on short-term working capital loans in Asia, and on the Company’s revolving credit facility in the U.S. Net interest expense was lower than prior year due to lower short-term borrowings during the period, partly offset by higher interest rates.
     Net income from discontinued operations in the nine-month period ended September 30, 2005 was $1.9 million.
     Net loss applicable to common stockholders in the nine-month period ended September 30, 2006 was $32.8 million, or a $1.06 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was $31.1 million, or a $1.02 loss per diluted common share.
Liquidity and Capital Resources
     The Company’s working capital requirements are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $16.4 million at September 30, 2006 compared with $16.9 million a year earlier. Short-term borrowings under the Company’s working capital credit facilities amounted to $45.8 million at September 30, 2006 compared with $66.4 million a year earlier. Current portion of long-term debt amounted to $2.2 million at September 30, 2006, compared with $1.5 million a year earlier.
     Net cash provided by operating activities for the nine-month period ended September 30, 2006 amounted to $13.6 million, compared with cash provided of $6.2 million in the prior-year period. Cash provided by operations was primarily a result of lower inventory levels, increased accounts payable, and $7.3 million proceeds from the Company’s interest in life insurance, which combined with depreciation and amortization more than offset the net loss. Net inventories at September 30, 2006 were $48.9 million compared with $74.3 million at December 31, 2005 and $84.0 million at September 30, 2005. The reduced inventory levels reflect the Company’s decision to discontinue room air conditioner and dehumidifier sales to The Home Depot retail stores in the United States and to management’s continuing focus on reducing inventory. Accounts payable at September 30, 2006 were $51.6 million compared with $44.0 million at December 31, 2005 and $45.4 million at September 30, 2005.
     Net cash used in investing activities in the nine-month period ended September 30, 2006 of $1.2 million compared with cash used of $13.3 million in the prior-year period. Investing activities included $2.2 million for additions to property, plant, and equipment, compared with $4.0 million for the prior-year period primarily for the China R&D facility. This was partly offset by $0.9 million proceeds from asset sales in the first quarter. Prior-year investing activities included $9.4 million for the Islandaire acquisition.
     Net cash used by financing activities for the nine-month period ended September 30, 2006 amounted to $11.9 million for debt repayment. Net cash provided by financing activities in the prior-year period was $1.8 million, comprised primarily of $7.1 million in short-term borrowings to support operating needs, less debt repayment of $1.4 million, and less $4.0 million of cash dividends.

     On July 27, 2006, the Company announced that it hired an advisor to explore the possible sale of its global indoor air quality business which includes all of the Engineered Products segment plus a non-material portion of the residential business in the HVACR segment. Proceeds from asset sales will primarily be used to reduce debt with the balance used to invest in the Company’s growing residential and commercial HVAC business. (See Note 12)
     The Company did not declare quarterly dividends in the three months ended September 30, 2006. The First Supplemental Indenture limits, among other things, the Company from making any dividend payments without sufficient consolidated net income beginning January 1, 2006. The Company stopped declaring quarterly dividends on its outstanding common stock, class B stock, and preferred stock in the third quarter of 2005. Previously, the Company declared quarterly dividends of $0.03 per outstanding share of common and class B stock and $0.5375 per outstanding share of preferred stock. For the nine months ended September 30, 2005, the Company declared $0.06 on each share of outstanding common and class B stock and $1.076 on each share of outstanding preferred stock.
     On September 24, 2005, Fedders North America, Inc. (“FNA”), a wholly-owned subsidiary of the Company, received notice that FNA defaulted on the covenant in the indenture pursuant to which its 9 7/8% Senior Notes, due 2014 (the “Senior Notes”) were issued (the “Indenture”) requiring the Company to file timely its Form 10-K for the year ended December 31, 2004. This delay in filing the Form 10-K also resulted in a default under FNA’s agreement with Wachovia Bank,. On September 13, 2005, FNA received the written consent from holders of a majority in aggregate principal amount of the outstanding Senior Notes under the Indenture waiving the default in performance of this covenant and consenting to the adoption of the First Supplemental Indenture and among Fedders Corporation, Fedders North America, Inc., the Guarantors named in the Indenture (the “Guarantors”), and U.S. Bank National Association, as Trustee.
     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year, $75 million secured revolving credit facility. The Company reduced the amount of its revolver based on its anticipated borrowing needs. Availability under the new line of credit is based primarily on advance rates on accounts receivable and inventory in the United States and Canada. Financial covenants include an EBITDA test if availability under the line falls below $10 million or below $7.5 million if no revolving loan is outstanding, which have since been modified as discussed below. The credit facility is collateralized by substantially all of the Company’s assets and is in effect until January 2011. The Company is no longer subject to minimum working capital or net worth covenants.
     In the third quarter of 2006, the interest rate on the revolver debt increased by 50 basis points because the Company’s EBITDA was less than a bank threshold. This 50 basis point increase in the revolver debt will continue in the fourth quarter of 2006. The revolver debt balance was approximately $23 million at September 30, 2006.
     On August 11 and October 19, 2006, the Company amended its secured revolving credit facility to add $10 million supplemental availability. The Company is obligated to repay this supplemental loan based on the terms of the agreement and/or from the proceeds of asset sales. In addition, the amendment waived the EBITDA covenants in the original agreement through December 2006, and requires the Company’s Chairman make an equity contribution of $3.5 million before January 15, 2007. In October 2006, the Chairman made a $1.5 million equity contribution in the form of a treasury stock purchase. There is a $1.3 million EBITDA covenant for the fourth quarter of 2006, and the original covenants (discussed above) will apply in 2007.
     Forward-looking statements are covered under the “Safe-Harbor” clause of the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations and assumptions. Actual results could differ materially from those currently anticipated as a result of known and unknown risks and uncertainties including, but not limited to, weather and economic, political, market and industry conditions and reliance on key customers. Such factors are described in Fedders’ SEC filings, including its most recently filed annual report on Form 10-K. The Company disclaims any obligations to update any forward-looking statements to incorporate subsequent events.

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
     At September 30, 2006, the Company has variable-rate debt of $45.2 million. At this level, a one percentage point increase in interest rates would create $0.5 million additional expense annually.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.
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
     In connection with the preparation of the Company’s 2005 Annual Report on Form 10-K, as of December 31, 2005, under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2005 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The material weaknesses identified by the Company were disclosed in its 2005 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective, for the reasons described above (relating to the previously-identified material weakness in internal control over financial reporting).
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

     Management, with oversight from the Audit Committee, has been addressing each of the issues identified in the December 31, 2005 Form 10-K, and is committed to effectively remediating known weaknesses as expeditiously as possible. The Company’s remediation efforts during the fiscal quarter ended December 31, 2005 and during the nine months ended September 30, 2006 resulted in progress toward improving internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, in areas identified as having a material weakness in management’s 2005 assessment. Management is addressing all of the material weaknesses listed in its 2005 Annual Report. Changes described below were made through the third quarter of 2006.
     The Company’s remediation includes the following:
     The conclusion of management’s assessment of internal controls as of and for the year ended December 31, 2005 was that the Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure.
Steps taken through the third quarter:
a.)	The Corporate Controller has initiated regular corporate-wide meetings of divisional controllers and other financial managers to effectively communicate accounting policies and procedures, process improvements, and change management.

b.)	Effective in 2006, the Company is establishing new, more efficient accounting processes and simplifying its complex accounting entity structure, which will free up resources to accelerate the closing process and reconcile accounts.

c.)	The Company engaged a new third-party consulting firm with expertise in risk assessment, internal controls, and Sarbanes-Oxley compliance, to work with management in implementing the necessary internal controls and test the effectiveness of these controls.

d.)	The Company, in association with a third-party consulting firm, has substantially reviewed and revised its narratives over internal control and identified key controls over accounting and reporting. In addition, it identified risks over the accounting closing and reporting process and matched these risks with key controls. The Company tested these controls and revised processes as well as implemented additional controls where testing showed this was necessary.

e.)	The Company developed an internal audit work plan to include operational and financial audits. The internal audit department was able to perform operational and financial audits because the Company engaged the third-party consulting firm to focus on Sarbanes-Oxley work.
     The following section lists specific control issues and corrective steps taken as of the date of this filing.
     The Company’s design and operation of controls over the accounting closing and reporting process are not effective due to lack of timely and complete preparation of account analyses and reconciliations, a lack of appropriate review of account reconciliations and supporting analyses and errors in account balance classifications.
Steps taken through the third quarter:
a.)	The Company established a detailed schedule of due dates that includes dates for key account analyses and reconciliation for which evidence of review and approval is required. The schedule takes into consideration financial statement filing requirements, and requires that key analyses be completed in a timely manner, while best utilizing accounting resources available.

b.)	The Company re-aligned one of its operating unit accounting departments to improve the timing of the monthly accounting and reporting.
     Fedders’ controls over the process for recording and approving journal entries were ineffective as a result of a lack of appropriate evidence of journal entry review and approval. In addition, numerous instances occurred in which journal entries were not adequately documented and supported. There were also instances that identified adjusting entries were not made or were recorded incorrectly.

Steps taken through the third quarter:
a.)	The Company instituted a policy requiring the appropriate evidence of review and approval on manual journal entries prior to being recorded as well as the quarterly testing of manual entries.
     Fedders’ controls over the tax function were ineffective as a result of a lack of resources necessary to assure the accuracy and completeness of the preparation and approval of the Company’s income tax provision and related tax balances.
Steps taken through the third quarter:
a.)	The Company engaged a third-party CPA firm with technical expertise in the tax function to provide an independent review of tax accounts, including deferred income taxes and deferred income tax valuation accounts.
     Fedders’ information technology general controls were ineffective as to access controls, change management, and computer operations.
Steps taken through the third quarter:
a.)	The Company developed an improved standard set of information technology policies and procedures over these areas.
     Limitations on the Effectiveness of Controls. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on its financial position, results of operations and cash flows.
ITEM 1A. RISK FACTORS
     The reader should carefully consider the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, in Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on the Company’s financial condition and results of operations.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
     The Company stopped paying dividends in the third quarter of 2005. The amount of unpaid dividends on the Company’s Series A Cumulative Preferred Stock was $5.7 million, or $2.69 per preferred share, at September 30, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
10.1	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of August 11, 2006 among Wachovia Bank, National Association, The CIT Group Business Credit, Inc., Fedders North America, Inc., Fedders Corporation, and certain subsidiaries, filed as Exhibit 10.2 to Current Report on Form 8-K dated October 23, 2006 and incorporated herein by reference.

31.1	Certifications pursuant to Section 302 of the Sarbanes-OxleyAct of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-OxleyAct of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
November 9, 2006