Form 10-K
period 2006-12-31
FEDDERS CORP /DE
filed 2007-03-30
CIK 744106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                      OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934



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


       Common Stock, $.01 par value                     Over The Counter
   Series A Cumulative Preferred Stock,                 Over The Counter
             $0.01 par value


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                      None

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Role 405 of the Securities Act.  Yes [ ]     No [X]

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The approximate aggregate market value (based upon the $2.42 closing price on the New York Stock Exchange) of common equity held by non-affiliates of the Registrant as of June 30, 2006 was $51,048,325. (The value of a share of Common Stock is used as the value for a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

     As of the close of business on March 1, 2007, there were outstanding 29,528,199 shares of the Registrant's Common Stock and 2,492,181 shares of its Class B Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FEDDERS CORPORATION

                             FORM 10-K ANNUAL REPORT
                      JANUARY 1, 2006 TO DECEMBER 31, 2006

                                TABLE OF CONTENTS



                                                                                              PAGE
                                                                                              ----


                                              PART I
Item 1.    Business........................................................................     3
Item 1A.   Risk Factors....................................................................     7
Item 1B.   Unresolved Staff Comments.......................................................    10
Item 2.    Properties......................................................................    10
Item 3.    Legal Proceedings...............................................................    10
Item 4.    Submission of Matters to a Vote of Security Holders.............................    10

                                              PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...........    12
Item 6.    Selected Financial Data.........................................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations......................................................................    16
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......................    27
Item 8.    Financial Statements and Supplementary Data.....................................    28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure......................................................................    28
Item 9A.   Controls and Procedures.........................................................    28
Item 9B.   Other Information...............................................................    33

                                             PART III
Item 10.   Directors and Executive Officers of the Registrant..............................    34
Item 11.   Executive Compensation..........................................................    34
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters.............................................................    34
Item 13.   Certain Relationships and Related Transactions..................................    34
Item 14.   Principal Accountant Fees and Services..........................................    34

                                              PART IV
Item 15.   Exhibits and Financial Statement Schedules......................................    35

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     Fedders Corporation is a global producer and marketer of air treatment products for the residential, commercial, and industrial markets. The Company's products include a wide range of residential and commercial heating and cooling equipment, air cleaners, and humidifiers. The Company was established more than 100 years ago and has been in the air treatment business for more than 50 years.

     The Company continues its efforts to improve profitability by focusing on those products and customers that generate sales at higher margins. At the same time, the Company is implementing a number of programs to improve manufacturing efficiency and productivity and to reduce costs. Activities in 2005 and 2006 included:

     - On December 30, 2006, the Company sold Polenz GmbH, its distributor in Germany.

     - On March 7, 2005, the Company completed the acquisition of eighty percent of the stock of Islandaire, Inc., now known as Fedders Islandaire, Inc. Fedders Islandaire manufactures and markets specialized through-the-wall packaged terminal air conditioners and heat pumps. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years.

     - Over the last two years, the Company implemented restructuring programs to improve manufacturing efficiency and productivity as well as to significantly reduce costs which, among other actions, included:

       - Consolidated air conditioner manufacturing operations from three facilities in China into an existing Company facility in Ningbo, China.

       - Consolidated Longview, Texas commercial air conditioner manufacturing into the Fedders Addison facility in Orlando, Florida.

       - Closed the Albuquerque, New Mexico facility and consolidated that operation into existing Company facilities in Sanford, North Carolina and Suzhou, China.

       - Ceased manufacturing and refurbishing of room air conditioners in Effingham, Illinois, and consolidated eight warehouses in North America into the Effingham facility.

       - Changed the Company focus in China to expanding high-end residential and commercial/industrial markets and discontinued sales of low-end room air conditioners.

       - Discontinued selling room air conditioners to two "big-box" retailers due to low profitability.

       - Discontinued production and sales of dehumidifiers.

     Unless otherwise indicated, all references herein to "we", "our", "Fedders", the "Company", or the "Registrant" include Fedders Corporation and its principal operating subsidiaries. The discussion included herein reflects the Company's operations during 2006.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company has two reportable industry segments: Heating, Ventilation, and Air Conditioning ("HVAC") and Engineered Products. See Note 8 of the Notes to Consolidated Financial Statements.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     The Company is a global producer and marketer of air treatment products for the residential, commercial, and industrial markets. Our products include air conditioners, furnaces, air cleaners, and humidifiers. We are a low-cost producer of high quality products due, in part, to our Asian manufacturing base and our continuous cost-reduction programs through engineering, product design, and manufacturing processes.

HVAC

  PRODUCTS

     The HVAC segment designs, manufactures and markets air conditioners, including ducted central air conditioners, heat pumps, gas furnaces, ductless split systems, through-the-wall, portable window, and packaged unit room air conditioners, residential humidifiers, and air cleaners.

  MARKETS

     The Company's consumer products are sold principally in North America, and to a lesser extent in China, India, and the Philippines. The Company sold Polenz GmbH, its German distributor of HVAC products, on December 30, 2006. Sales are made primarily by the Company's salaried sales force and independent manufacturers' representatives directly to retailers, wholesale distributors, contractors, and original equipment manufacturers. Residential and commercial products are primarily sold to original equipment manufacturers by the Company's salaried sales force and through a network of manufacturers' representatives.

  PRODUCTION

     The Company currently manufactures HVAC products in Orlando, Florida; Longview, Texas; East Setauket, New York; Ningbo and Shanghai, China; Dadra, India; and Manila, Philippines.

  SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal raw materials used for production are copper, aluminum, steel, and plastic. The Company also purchases certain components used in its products, including compressors, motors, thermostats, and electrical controls, from other manufacturers. The Company is not dependent on any single supplier for its raw materials and components as inputs are readily available from several suppliers. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

ENGINEERED PRODUCTS

  PRODUCTS

     The Engineered Products segment designs, manufactures, and markets products for commercial and industrial indoor air quality around the world. These products include electronic air cleaners, fan filters, media filters and humidification systems.

  MARKETS

     Engineered Products are primarily sold through manufacturers' representatives, distributors, and directly to contractors and end-users.

  PRODUCTION

     The Company produces air cleaning products and humidifiers in Sanford, North Carolina and Suzhou, China.

  SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal raw materials used for production are steel, aluminum, and filter paper. The Company also purchases certain components used in its products, such as motors and electrical controls, from other manufacturers. The Company is not dependent on any single supplier for its raw materials and components as inputs are readily available from several suppliers. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, which must meet specified quality standards, through an active global sourcing program.

SEASONALITY OF BUSINESS

     The Company is continuing with its strategy to diversify sales and earnings. As a result, the Company's results of operations and financial condition are now less dependent on the manufacture and sale of room air conditioners, the demand for which is highly seasonal in North American markets. Currently, seasonally low-volume sales are not sufficient to offset fixed costs, resulting in operating losses at certain times of the year. In addition, the Company's working capital needs are seasonal, with the greatest utilization of lines of credit occurring early in the calendar year.

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the discussion under "Working Capital Practices".

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

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operations".

BACKLOG

     The backlog for the Company's products as of December 31, 2006 was $36.8 million, a decrease of 62.9% over the backlog of $99.3 million at December 31, 2005 which included $71.3 million for The Home Depot, Wal-Mart, and dehumidifiers. Excluding these businesses the company is exiting, the 2006 backlog would have grown by 31.4%. The backlog at December 31, 2004 was $75.2 million which included $24.9 million for The Home Depot, Wal-Mart, and dehumidifiers. The 2006 backlog is expected to be fulfilled within one year. The backlog decrease in 2006 reflects the Company no longer selling to The Home Depot and Wal-Mart as well as discontinuing the manufacture and sales of dehumidifiers.

     The backlog for the Company's products as of December 31, 2005 increased by 32.1% from December 31, 2004. The increase reflects the clearing of distribution channels of product following the warmer summer in 2005, and increased orders related to the Islandaire business.

QUALITY ASSURANCE

     One of the key elements of the Company's strategy is a commitment to a single, worldwide standard of quality. All of the Company's principal manufacturing facilities have received the highest level of quality certification (ISO 9000 series) from the International Standards Organization for their quality management systems. The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility. The same level of quality is required at all of the Company's manufacturing facilities.

PATENTS, TRADEMARKS, LICENSES, AND CONCESSIONS HELD

     The Company owns a number of trademarks, and licenses the name MAYTAG from Maytag Corporation for use on air conditioners. While the Company believes that its trademarks, such as FEDDERS, ADDISON, AIRTEMP, TRION, SUN, KOPPEL, EUBANK, and MAC-10, as well as the trademark MAYTAG, are well known and enhance the marketing of its products, the Company does not consider the successful conduct of its business to be dependent upon such trademarks. The Company aggressively protects its trademark and intellectual property rights worldwide.

COMPETITION

     Domestically, the Company's competitors include a number of foreign and domestic manufacturers of room air conditioners and appliances, including Whirlpool Corporation, Frigidaire Company, Matsushita Electric Industrial Co., Ltd., LG Corporation, and Haier. In the central air conditioner market, competitors include Carrier

Corporation, Trane, York International Corporation, Lennox Industries Inc., Goodman Manufacturing Company, Rheem and Nordyne, Inc. All of the markets in which the Company does business are very competitive. Many of these competitors are larger and have greater resources than the Company. The Company competes principally on the basis of quality, price, and its ability to deliver products and services to its customers on an accurate-response basis. The Company believes that it competes effectively by providing competitively-priced, high-quality products.

     Internationally, competitors vary depending on the market. Some markets, such as China, are served by many local manufacturers. Other markets are dominated by foreign manufacturers of air conditioners and electronics products, including Matsushita Electric Industrial Co., Ltd., Carrier-Toshiba Corporation, Hitachi, Ltd., Mitsubishi Electric Corporation, and Sanyo Electric Trading Co., Ltd. The Company believes that it can compete effectively by using a strategy of manufacturing high quality, low-cost air treatment products utilizing the Company's global sourcing network.

RESEARCH AND DEVELOPMENT

     The Company's product development activities include ongoing research and development programs to redesign existing products, reduce manufacturing costs, increase product efficiencies and create new products. In the years ended December 31, 2006, 2005, and 2004, the Company spent approximately $6.5 million, $8.7 million, and $9.6 million, respectively, on research and development. Research and development expenditures are included within selling, general, and administrative expense. During 2005, the Company's primary capital expenditures related to opening a new 92,000 square foot research & development center in Qingpu, China which will increase development output.

ENVIRONMENTAL PROTECTION

     The Company's operations are subject to various United States (federal and state) and foreign environmental statutes and regulations, including laws and regulations dealing with storage, treatment, discharge, and disposal of hazardous materials, substances, and wastes, and that affect the production of chemical refrigerants used in the operation of some of the Company's products. The refrigerant used in air conditioners is a hydrochloroflurocarbon (HCFC) that is to be phased out of use in new products on January 1, 2010 in the United States. Chemical producers have developed environmentally acceptable alternative refrigerants for use in air conditioners. The Company is currently supplying products using alternative refrigerants in certain products and markets where they are required. The Company has the capability to produce product using three different refrigerants and anticipates no significant capital expenditures to meet the 2010 timetable in the United States.

     The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company did not make capital expenditures on environmental matters during the fiscal year ended December 31, 2006 that are material to its total capital expenditures, earnings, and competitive position and does not anticipate making material capital expenditures on environmental items in the fiscal year ending December 31, 2007.

EMPLOYEES

     The Company has approximately 1,664 employees worldwide, with approximately 73 covered by collective bargaining agreements. During the peak manufacturing period, the Company employs an additional 297 seasonal, temporary workers. The Company considers its relations with its employees to be generally satisfactory.

FOREIGN OPERATIONS

     Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions, and exchange rate fluctuations.

     Through certain subsidiary companies and joint venture agreements, the Company has operations in a number of countries, including China, India, the United Kingdom, and the Philippines. The Company sold Polenz GmbH, its German distributor of HVAC products, on December 30, 2006. Approximately 64% of the Company's sales are of products produced in the Company's China factories.

     The Company's foreign operations, at times, may be adversely affected by changes in government policies such as changes in laws and regulations (or the interpretation thereof), restrictions on imports, and exports and sources of supply, duties or tariffs, the introduction of additional measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion, remittances abroad, and the expropriation of private enterprise. In addition, policy concerns particular to the United States, with respect to a country in which the Company has operations, could adversely affect the Company's operations in that country. During the year ended December 31, 2006, none of these conditions materially affected the Company's business or operations.

     The Company monitors its operations with a view to minimizing the impact on its foreign investments and overall business that could arise as a result of the risks inherent in maintaining operations in foreign countries as described above.

WEBSITE ACCESS TO REPORTS

     Fedders makes available on its website the charters of its Board Committees, its Corporate Governance Guidelines, and its Code of Business Conduct and Ethics. Copies of SEC reports and other documents are also available, without charge, from Investor Relations, Fedders Corporation, 505 Martinsville Road, Liberty Corner, New Jersey 07938; by sending an email to InvestorRelations@Fedders.com; or by calling (908) 604-8686. The Company does not post its Forms 10-K, 10-Q, or 8-K on its website, as these reports are available upon request and are also publicly available on the SEC's website, as indicated below. Information on the Company's website does not constitute part of this report. Additionally, the Company's filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC's website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

ITEM 1A.  RISK FACTORS

  THE COMPANY'S BUSINESS CAN BE ADVERSELY AFFECTED BY AN ECONOMIC DOWNTURN.

     The Company's business is affected by a number of economic factors, including the level of economic activity in the markets in which the Company operates and the level of interest rates. A decline in economic activity or an increase in interest rates in the United States could materially affect the Company's financial condition and results of operations. In the Company's business, a decline in economic activity, as a result of cyclical or other factors, typically results in a decline in purchases of the Company's products, which would result in a decrease in the Company's sales volume and profitability.

  COOLER THAN NORMAL SUMMERS MAY DEPRESS THE COMPANY'S SALES.

     Demand for the Company's products is affected by the weather as hotter-than-normal summers generate strong demand for air conditioning products, and cooler-than-normal summers depress the Company's sales. Because a high percentage of the Company's overhead and operating expenses is relatively fixed throughout the year, operating earnings and net earnings tend to be lower in quarters with lower sales. Variations in demand could have a material adverse effect on the timing of the Company's cash flows and, therefore, the Company's ability to service its obligations with respect to the Company's indebtedness, including the notes.

  THE COMPANY MAY INCUR MATERIAL COSTS AS A RESULT OF WARRANTY AND PRODUCT LIABILITY CLAIMS, WHICH WOULD NEGATIVELY AFFECT THE COMPANY'S PROFITABILITY.

     The development, manufacture, sale and use of the Company's products involve a risk of warranty and product liability claims. The Company's product liability insurance policies have limits that, if exceeded, may result in material costs that would have an adverse effect on the Company's future profitability. In addition, warranty claims are not covered by the Company's product liability insurance, and there may be types of product liability claims that are also not covered by the Company's product liability insurance.

  THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY- COMPETITIVE HVAC BUSINESS.

     Competition in the Company's various markets could cause price reductions or market share losses, or could negatively affect the Company's cash flow, which could have an adverse effect on the Company's future financial results. Substantially all of the markets in which the Company participates are highly competitive. The most significant competitive factors faced are product reliability, product performance, service, and price, with the relative importance of these factors varying among the Company's product lines. Other factors that affect competition in the HVAC market include the development and application of new technologies and an increasing emphasis on the development of more energy efficient HVAC products. Moreover, new product introductions are an important factor in the market categories in which the Company's products compete. Several of the Company's competitors have greater financial and other resources than the Company, allowing competitors to invest in more extensive research and development. The Company may not be able to compete successfully against current and future competition and cannot be assured that the current and future competitive pressures faced by the Company will not materially adversely affect its business and results of operations.

  THE COMPANY'S BUSINESS HAS DEPENDED ON ITS RELATIONSHIPS WITH A LIMITED NUMBER OF LARGE CUSTOMERS.

     In fiscal 2006, 2005, and 2004 The Home Depot and Wal-Mart accounted for 28%, 35%, and 50% respectively, of net sales. The Company discontinued selling to The Home Depot and Wal-Mart in 2006 due to low margins and high working capital requirements. Sales to Menards for the year ended December 31, 2006 accounted for 11% of net sales. While the Company has done business with most of its principal customers for a number of years, agreements with principal customers are reached annually and are based on purchase orders. The Company cannot assure that sales to principal customers will continue at current levels. Further, continuation of the relationships depends on the customers' satisfaction with the price, quality, and delivery of the Company's products. The loss of, or a reduction in purchase levels by, a significant customer could have a material adverse effect on the Company's business.

  THE COMPANY'S WORKING CAPITAL REQUIREMENTS FLUCTUATE BECAUSE OF THE SEASONAL NATURE OF ITS BUSINESS. UNAVAILABILITY OF REQUIRED WORKING CAPITAL COULD ADVERSELY AFFECT THE COMPANY.

     Because of the seasonal nature of the Company's business, the Company's working capital requirements are significantly higher at certain times of the year. Additional working capital may not be available on satisfactory terms. Unavailability of required working capital could have a material adverse effect on the Company's business and operating results.

  THE COMPANY'S LOSS OF CERTAIN KEY MEMBERS OF MANAGEMENT OR INABILITY TO ATTRACT OTHER QUALIFIED PERSONNEL COULD NEGATIVELY AFFECT ITS BUSINESS PROSPECTS.

     The Company believes that its performance has been and will continue to be dependent upon the efforts of its principal executive officers. Although the Company has designed incentive and compensation programs to retain key employees, including options to purchase Company stock, the Company cannot assure that its principal executive officers will continue to be available. Mr. Sal Giordano, Jr., Chairman of Fedders Corporation is the only principal executive officer with an employment agreement. The loss of some or all of the Company's principal executive officers could have a material adverse effect on the Company. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel.

  THE UNAVAILABILITY OF AND FLUCTUATION IN THE COST OF RAW MATERIALS COULD ADVERSELY AFFECT THE COMPANY'S FUTURE RESULTS.

     The Company's operations are dependent on the supply of various raw materials, including copper, aluminum, and steel, from domestic and foreign suppliers. The Company obtains substantially all its supply of copper, aluminum, and steel under purchase orders rather than long-term supply contracts. Supply interruptions or cost increases which the Company is unable to pass on to its customers could adversely affect the Company's future operating results.

  THE COMPANY IS SUBJECT TO VARIOUS REGULATORY LAWS THAT AFFECTS ITS BUSINESS AND PRODUCTS.

     The Company is subject to various federal, state, and local laws affecting its business. Air conditioners are subject to regulations providing for minimum energy efficiency rating requirements. A combination of an efficient compressor and the design of the air conditioning system using the compressor is needed to achieve the required ratings. The required efficiency levels may be changed by the relevant regulatory authority. Any future changes in required efficiency levels or other government regulations could adversely affect the Company's industry and its business.

  EXPOSURE TO ENVIRONMENTAL LIABILITIES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

     Current or future environmental laws could adversely affect the Company's future profitability. The Company is subject to extensive and changing federal, state, local, and foreign laws and regulations designed to protect the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous materials, and the cleanup of contaminated sites. These laws and regulations could impose liability for remediation costs and often result in civil or criminal penalties in cases of non-compliance. In addition, liability for cleanup costs under certain environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, or the federal Superfund law), can be imposed retroactively and without regard to the lawfulness of our conduct. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, the Company is unable to predict the future costs resulting from environmental compliance.

  THE COMPANY'S INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS INHERENT IN SUCH ACTIVITIES.

     The Company has dedicated resources to participate in the international market by establishing operations in a number of countries. Through Fedders International, Inc., the Company has operations in a number of countries, including China, India, the United Kingdom, and the Philippines. Foreign operations are subject to the risks inherent in such activities, such as foreign regulations, unsettled political conditions, exchange rate fluctuations, logistical and communication challenges, burdensome costs of complying with a variety of foreign laws, greater difficulties in protecting intellectual property, and general economic conditions in these foreign markets.

     The Company's international operations may be adversely affected by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports and sources of supply, duties or tariffs, the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of restrictions on currency conversion, and remittances abroad and the expropriation of private enterprise. In addition, policy concerns particular to the United States with respect to a country in which the Company has operations could adversely affect the Company's operations in that country.

     A significant portion of the Company's net sales and costs are denominated in foreign currencies, including the Chinese yuan, and, to a lesser extent, the Canadian dollar, the euro, the Philippine peso, and the Indian rupee. As a result, changes in exchange rates of these foreign currencies to the U.S. dollar will affect the Company's sales, cost of sales, and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. In the future, the Company may engage in exchange rate-hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, the Company cannot be assured that any hedging transactions it may enter into will be effective or will not result in foreign exchange hedging loss.

  THE COMPANY MAY BE UNABLE TO REALIZE THE EXPECTED COST SAVINGS FROM ITS RESTRUCTURING INITIATIVES.

     The Company's ability to compete effectively depends in part on its ability to control or reduce its cost structure and increase the efficiency of its manufacturing processes. Although the Company has implemented several restructuring initiatives, including the relocation of manufacturing facilities, and have other restructuring initiatives that the Company may implement in the future, there is inherent risk related to relocation of manufacturing facilities, including disruption of business operations, inability to meet customer demand, higher costs than anticipated, environmental issues associated with closed facilities, and a failure to complete these initiatives in the time frames contemplated.

     The Company cannot be assured that its past or future restructuring initiatives will achieve the full expected benefits of the cost savings or revenue enhancements within the expected time frame or at all. The cost savings may be offset by costs incurred in restructuring the Company's operations, as well as by increases in other expenses unrelated to the restructuring.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     The Company owns or leases the following primary facilities:


                                                                                APPROXIMATE
                                                                                SQUARE FEET
LOCATION                                        PRINCIPAL FUNCTIONS            OF FLOOR AREA
--------                               -------------------------------------   -------------


Liberty Corner, New Jersey (Leased)..          Corporate Headquarters              25,000
HVAC:
Effingham, Illinois (Owned)..........                Warehouse                    650,000
Orlando, Florida (Owned).............     Manufacture of air conditioners         160,000
East Setauket, New York (Leased).....     Manufacture of air conditioners          72,000
Longview, Texas (Owned)..............      Manufacture of coils and heat
                                                     exchangers                   100,000
Manila, Philippines (Leased).........     Manufacture of air conditioners          41,000
Ningbo, China (Both Leased and
  Owned).............................     Manufacture of air conditioners         323,000
Shanghai, China (Leased).............      Manufacture of coils and heat
                                                     exchangers                   175,000
Dadra, India (50% Owned).............     Manufacture of air conditioners         207,000
Qingpu, China (Leased)...............         Research and development             92,000
Engineered Products:
Sanford, North Carolina (Owned)......   Manufacture of air cleaning products
                                                  and humidifiers                 263,000
Suzhou, China (Two plants) (Leased)..   Manufacture of air cleaning products
                                                  and humidifiers                  95,000


     The Effingham, Illinois facility is subject to a mortgage securing a $0.6 million, 1% promissory note payable over the next two years to the State of Illinois. The Sanford, North Carolina facility is subject to a $3.2 million mortgage securing repayment of economic development bonds due November 2011, and the Longview, Texas and Orlando, Florida facilities are each subject to mortgages of $0.3 million and $1.9 million, respectively. The Company believes that productive capacity at its major manufacturing facilities is adequate to meet production needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


NAME AND AGE                                 POSITION HELD             EXECUTIVE OFFICER
------------                                 -------------             -----------------


Sal Giordano, Jr., 68............  Executive Chairman                         1965
Michael Giordano, 43(1)..........  President and Chief Executive
                                   Officer                                    1999
Jordan Bruno, 56.................  Vice President, Taxes                      2000
Nancy DiGiovanni, 56.............  Vice President and Treasurer               1998
Warren Emley, 52.................  Vice President and President,
                                   Fedders Asia Pacific                       2005
Peter Gasiewicz, 52..............  Senior Vice President and
                                   President, Fedders North America           2005
Kent E. Hansen, 59...............  Executive Vice President,
                                   Administration and Secretary, and
                                   General Counsel                            1996
Judy A. Katz, 55.................  Vice President, Strategic
                                   Planning and Corporate Marketing           2000
Robert L. Laurent, Jr., 51.......  Executive Vice President, Finance
                                   and Acquisitions and Chief
                                   Financial                                  1989
                                   Officer
Mark Mishler, 48.................  Corporate Controller                       2005
Michael D. Webb, 57..............  Vice President, Financial
                                   Analysis                                   2004


--------

   (1) Son of Sal Giordano, Jr.

                 BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS

     Mr. Sal Giordano, Jr. has held his present position for more than five years.

     Mr. Michael Giordano was elected Chief Executive Officer in October 2006, and has been President since November 2004. Previously, he was Executive Vice President, Finance, and Administration and Chief Financial Officer from June 2000.

     Mr. Bruno has held his present position for more than five years.

     Ms. DiGiovanni was elected Vice President in November 2004. Previously, she served as Treasurer from October 1998.

     Mr. Emley was elected Vice President and President, Fedders Asia Pacific in December 2006 and Vice President and President, Fedders China in June 2005. Previously, he was Senior Vice President, Operations-Fedders International from November 2004; Vice President, Manufacturing-HVAC China from April 2003 to November 2004; President, Fedders Xinle from March 2002 to April 2003 and Vice President and General Manager-Fedders International from December 2000 to March 2002.

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

     Mr. Webb was elected Vice President, Financial Analysis in November 2005. Previously, he was Corporate Controller from April 2004. Prior thereto, he was Controller, HVAC-Americas from March 2003; Controller, Fedders Appliances from January 2002 and Group Controller, Fedders Air Conditioning from March 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is traded Over The Counter. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of March 1, 2007, there were 1,386 holders of Common Stock and 7 holders of Class B Stock. For information with respect to the Company's Common Stock and Class B Stock, see Notes 9 and 10 of the Notes to Consolidated Financial Statements.

             DIVIDENDS PAID ON COMMON, CLASS B, AND PREFERRED STOCK

     For information regarding the dividends paid by the Company on its Common and Class B stock in the past five fiscal years (see Item 6). The Company suspended declaring dividends after the second quarter of 2005. The amount of unpaid dividends on the Series A Cumulative Preferred Stock amounted to $6,861 thousand at December 31, 2006. As a result of Fedders Corporation being included in the covenants of Fedders North America, Inc.'s 9 7/8% Senior Notes due 2014, payment of dividends by Fedders Corporation to its stockholders was limited by the terms of those covenants. The Company's First Supplemental Indenture with respect to the 9 7/8% Senior Subordinated Notes due 2014 ("Senior Notes") that was executed in September 2005, limits dividend payments without sufficient consolidated net income beginning January 1, 2006. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5.

                           PRICE RANGE OF COMMON STOCK

     For information regarding the high and low sale prices of the Company's Common Stock for each of the quarters in the past two fiscal years, see Fedders Corporation Quarterly Financial Data (unaudited).

ITEM 6.  SELECTED FINANCIAL DATA (1)

     Historical selected financial data in 2004 and prior years were revised to reflect Melcor Corporation as a discontinued operation, with the exception of depreciation and amortization, capital expenditures, and cash flow. Melcor was sold on October 25, 2005.


                                                                                         FOUR MONTHS    FISCAL YEAR ENDED
                             YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED        ENDED           AUGUST 31,
                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   -------------------
STATEMENT OF OPERATIONS         2006           2005           2004         2003(12)         2003         2003       2002
-----------------------     ------------   ------------   ------------   ------------   ------------   --------   --------
                                                                          (UNAUDITED)
                                                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


Net sales.................    $ 279,255      $297,716       $399,485       $416,201       $ 51,571     $409,911   $362,235
Gross profit (2)..........       36,881        39,676         55,450         86,696          5,798       88,364     79,497
Percent of net sales......         13.2%         13.3%          13.9%          20.8%          11.2%        21.6%      21.9%
Operating income/(loss)
  (3).....................      (79,972)      (52,769)       (15,523)        23,946        (16,022)      29,983     19,735
Percent of net sales......        (28.6)%       (17.7)%         (3.9)%          5.8%         (31.1)%        7.3%       5.4%
Income/(loss) from
  continuing operations
  before income taxes and
  cumulative effect of a
  change in accounting
  principle (4)...........     (103,515)      (75,443)       (41,895)         5,378        (23,040)      12,090      2,564
Net income/(loss) from
  continuing operations
  before cumulative effect
  of a change in
  accounting principle
  (5).....................     (124,624)      (75,557)       (27,201)         3,661        (15,547)       8,191      7,741
Income/(loss) from
  discontinued operations
  (6).....................           --        13,476          1,094            684            246          605        268
Cumulative effect of a
  change in accounting
  principle (7)...........           --            --             --             --             --      (11,906)        --
Net income/(loss).........    $(124,624)     $(62,081)      $(26,107)      $  4,345       $(15,301)    $ (3,110)  $  8,009
Preferred Stock
  dividends...............        4,574         4,436          4,020          1,102            484          618         --
Net income/(loss)
  applicable to common
  stockholders............    $(129,198)     $(66,517)      $(30,127)      $  3,243       $ 15,785)    $ (3,728)  $  8,009
Earnings/(loss) per common
  share (6):
  Basic...................    $   (4.12)     $  (2.17)      $  (0.99)      $   0.11       $  (0.52)    $  (0.12)  $   0.25
  Diluted.................        (4.12)        (2.17)         (0.99)          0.11          (0.52)       (0.12)      0.25
Dividends per share (8):
  Preferred Stock.........    $      --      $  1.075       $   2.15       $   2.15       $ 0.5375     $ 1.6125         --
  New Common Stock........           --          0.06           0.12           0.12           0.03         0.12   $   0.06
  Old Common/Class A
     Stock................           --            --             --             --             --           --       0.06
  New Class B Stock.......           --          0.06           0.12           0.12           0.03         0.12       0.06
  Old Class B Stock.......           --            --             --             --             --           --      0.054
BALANCE SHEET DATA:
Cash and cash
  equivalents.............    $   4,789      $ 14,417       $ 22,783       $ 22,043       $ 22,043     $ 60,902   $ 67,379
Total assets (9)..........      181,360       331,054        402,197        416,248        416,248      408,929    366,128
Long-term debt (including
  current portion) (10)...      179,966       160,583        161,808        160,881        160,881      163,138    166,094
Stockholders'
  equity/(deficit) (8)....     (121,366)          (62)        58,206         62,950         62,950       74,928     77,818
Capital expenditures......        2,919         7,982          6,831          6,440          2,116        7,271      7,846
Depreciation and
  amortization (11).......        7,948        11,443         11,029          9,885          3,413        9,543     14,830
CASH FLOW PROVIDED/(USED):
  Operating activities....    $   5,304      $   (493)      $(22,917)      $    369       $(58,725)    $  6,550   $ 34,134
  Investing activities....        2,132          (176)       (14,054)        (4,991)          (555)      (7,368)   (14,564)
  Financing activities....      (18,428)       (8,281)        36,635          3,846         19,928       (4,726)    (3,383)


--------

    (1) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements, and the notes to the consolidated financial statements.

    (2) Cost of goods sold for 2006 includes $10.5 million in increased costs of copper, aluminum, and plastic, as well as components that use these materials that could not be passed along to fixed-price-contract room air conditioner and dehumidifier customers in the form of price increases. Cost of goods sold for 2005 includes a $1.3 million inventory write-down impacted by restructuring.

    (3) Operating expenses for 2006 include restructuring charges of $3.7 million for non-cash asset impairment, facility closing, and lease costs of $1.6 million as well as $2.1 million cash charges for employee severance, facility closing, and closed-facility lease costs as a result of the Company's implementation of restructuring actions resulting from de-emphasizing room air conditioner and dehumidifier sales through discontinuing sales to two large retail customers.

        Operating expenses for 2006, include goodwill impairment in the HVAC segment of $54.0 million.

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

    (4) In 2006, the Company recognized a loss of $3.1 million on the sale of the capital stock of Polenz GmbH for $7.5 million (including $3.3 million in escrow and a $0.3 million working capital adjustment) and a gain of $2.6 million on the $4.1 million sale of non-productive land adjacent to its Walkersville, Maryland facility.

    (5) In 2006, the Company took a full allowance against all of its deferred tax assets of $20.6 million. The Company has $136 million of net operating loss carry forwards as of December 31, 2006.

    (6) In October 2005, the Company recognized a gain of $11.4 million on the sale of the capital stock of Melcor for $17.3 million (before a $0.2 million holdback).

    (7) In 2003, the Company recorded a transitional goodwill impairment charge of $11.9 million as a cumulative effect of a change in accounting principle. See Note 1 to the Notes to Consolidated Financial Statements.

    (8) The Company suspended declaring dividends after the second quarter of 2005. (See Item 5)

        In conjunction with the Company receiving a $10 million supplemental term loan in September 2006, the Company's Chairman purchased treasury stock in his supplemental retirement plan. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        On February 22, 2006; June 20, 2006; November 8, 2005; and October 1, 2003; the Company granted certain officers 100,000; 300,000; 100,000; and 150,000 shares, respectively, of restricted Common Stock of the Company. The officers are not permitted to sell, assign, transfer, pledge or otherwise encumber these shares for three to five years in each case.

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

    (9) Total assets decreased from the goodwill impairment, deferred tax asset write-off, and the sale of Polenz GmbH.

   (10) On March 20, 2007, the Company obtained new financing (see Note 4).

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

        On February 6, 2004, FNA commenced a cash tender offer for any and all of FNA's then outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 24, 1999, and any and all of FNA's outstanding 9 3/8% Senior Subordinated Notes due 2007, issued August 18, 1997. In connection with this transaction, the Company recorded a loss on debt extinguishment of $8.1 million for the year ended December 31, 2004.

   (11) Beginning September 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS No. 142. Goodwill amortization expense was $3.0 million in fiscal year 2002. See Note 1 to the Notes to Consolidated Financial Statements.

   (12) In 2003, the Company changed to a fiscal year ending December 31. The results of operations for the twelve months ended December 31, 2003 are unaudited, presented for comparative purposes only, and were not previously reported.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors, which affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ from those anticipated in forward-looking statements for many reasons. The reader should read the following discussion along with "Selected Financial Data" and the Company's historical consolidated financial statements included herein.

OVERVIEW

     Fedders is a global producer and marketer of air treatment products for the residential, commercial, and industrial markets. The Company's products include a wide range of residential and commercial heating and cooling products, air cleaners, and humidifiers. The Company has two reportable industry segments:
Heating, Ventilation, and Air Conditioning ("HVAC") and Engineered Products. Both segments operate and sell products in the global air treatment market. Over the past six years, the Company has re-positioned itself through globalization and expansion of its product offerings from serving primarily the $1.3 billion North American market for room air conditioners to serving the $37 billion global air treatment market. Major markets the Company has entered include residential central and commercial air conditioning and high growth markets in Asia. Due to the current seasonality of the Company's business, the Company normally reports a loss during the second half of the calendar year, with a majority of shipments and revenue being derived during the first six months of the calendar year.

     The Company's results were affected in both 2005 and 2004 by unfavorable weather during the summer of 2004 that reduced sales and left excess inventory in the distribution system. That inventory sharply reduced customer orders for 2005. During 2005, hot weather depleted most inventories at retail distribution, creating demand for room air conditioners entering 2006. In November 2005, the Company disclosed it would discontinue selling room air conditioners and dehumidifiers through The Home Depot retail stores in the United States in 2006 due to low profit margins and higher working capital requirements of this business.

     In November 2006, the Company disclosed it would discontinue selling room air conditioners and dehumidifiers to Wal-Mart as well as to Home Depot Supply, Home Depot.com, and Home Depot Canada in 2007 due to low profit margins. At the same time, the Company disclosed that it will discontinue producing and selling dehumidifiers due to low profit margins. The Company recognized restructuring costs and goodwill impairment in its HVAC segment in 2006 primarily due to this voluntary volume reduction.

     The Company implemented a restructuring plan during 2005 to significantly reduce costs throughout the Company, to enhance its competitive position in the markets in which it participates, and to return the Company to profitability. The restructuring involved ceasing manufacturing and refurbishing of room air conditioners in Effingham, Illinois; consolidating commercial air conditioner manufacturing from our Longview, Texas factory into our Orlando, Florida factory; consolidating air filtration manufacturing from our Albuquerque, New Mexico factory into our Sanford, North Carolina factory; consolidating air conditioner manufacturing in China from three factories to two factories; and consolidating all domestic warehousing from Company owned and third party warehouses into the Company's Effingham, Illinois facility. In 2006, the benefits of this restructuring included lower SG&A expenses, in absolute terms and as a percentage of sales, compared with the prior year as shipping and warehousing costs decreased by 42% from consolidating warehouses in the U.S. and research & development costs declined by 25% from consolidating this function into a new R&D facility in China. There were fewer management layers and more efficient manufacturing and distribution.

DEVELOPMENT OF THE BUSINESS

     Over the last several years, the Company lessened its dependence on sales of room air conditioners through acquisitions, strategic alliances, and joint ventures that complement or enhance our core air treatment business and generate overall corporate value. In the last two years, the Company withdrew from selling room air conditioners and dehumidifiers to The Home Depot and Wal-Mart. These activities have (i) been a critical factor in driving down costs by establishing a low-cost manufacturing base in Asia; (ii) provided access to new geographic markets through well-known local brand names, existing sales and distribution networks, and experienced employees who are familiar with the local markets; and (iii) expanded its air treatment business through broadening product lines and extending distribution into commercial and industrial markets. Lower industry selling prices, an unfavorable mix of room air conditioners combined with product sold to large "big-box" retailers, and higher raw materials costs that could not be passed along to "big-box" retailers with fixed-price contracts affected the Company's ability to return to profitability. In 2006, the Company successfully developed new product lines including 13 SEER residential central air conditioners and gas furnaces and roof-top commercial packaged systems to position the Company well in the $10 billion North American HVAC market.

     In 1999, the Company acquired Trion, Inc., a leading manufacturer of equipment to improve indoor air quality in cleanroom, residential, commercial, and industrial environments.

     In 2000, the Company acquired (i) Sun Manufacturing, Inc. (which was merged into Eubank Manufacturing Enterprises, Inc.), a manufacturer of specialized air conditioning equipment used in schools and wireless communications enclosures;
(ii) Eubank Manufacturing Enterprises, Inc., a manufacturer of residential and commercial heating and air conditioning products; and (iii) ABB Koppel, Inc. (now Fedders Koppel, Inc.) a leading manufacturer of commercial air conditioners in the Philippines.

     In 2001, the Company established a joint venture with Voltas, Ltd. to produce air conditioners in India, giving the Company access to this growing market in Asia.

     In 2002, the Company established a residential, commercial, and industrial air cleaning and humidification factory in Suzhou, China, which was expanded to include another factory in 2003.

     Also in 2003, the Company licensed technology to manufacture and market residential warm-air gas furnaces which are now produced in the Company's Ningbo, China factory.

     In 2004, the Company acquired the Addison Products Division of Heat Controller, Inc., which manufactures and markets a broad line of air conditioning and heating products, primarily serving commercial and institutional markets, which now operates as Fedders Addison Company, Inc.

     In 2005, the Company acquired eighty percent of the stock of Islandaire, Inc. ("Islandaire"), which is now known as Fedders Islandaire, Inc. Islandaire manufactures and markets specialized commercial heating and cooling products. The Company is obligated to purchase the remaining twenty percent of Islandaire stock within three years at a price based on a multiple of trailing EBITDA (earnings before interest, taxes, depreciation, and amortization).

     Also in 2005, the Company sold Melcor, the Company's thermal management subsidiary.

     In 2006, the Company sold Polenz GmbH, its German distributor of HVAC products.

     The Company has no current plans for additional acquisitions (see Note 4).

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

     The consolidated statements of operations, consolidated balance sheets, and notes to the financial statements for 2005 and prior years have been adjusted to reflect the accounts of Melcor as discontinued operations. Discontinued operations do not include an allocation of interest expense.

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations.

OPERATING RESULTS AS A PERCENT OF NET SALES


                                              YEAR ENDED     YEAR ENDED     YEAR ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2006           2005           2004
                                             ------------   ------------   ------------


Net sales..................................    $279,255       $297,716       $399,485
Gross profit...............................        13.2%          13.3%          13.9%
Selling, general, and administrative
  expense..................................       (21.2)         (23.9)         (18.0)
Restructuring expense......................        (1.3)          (7.2)            --
Goodwill Impairment........................       (19.3)            --             --
Operating income/(loss)....................       (28.6)         (17.7)          (3.9)
Interest expense...........................        (7.8)          (7.5)          (5.0)
Income/(loss) before income taxes and
  discontinued operations..................       (37.1)         (25.3)         (10.5)


  YEAR ENDED DECEMBER 31, 2006 VERSUS YEAR ENDED DECEMBER 31, 2005

     Net sales for the year ended December 31, 2006 of $279.3 million, decreased by 6.2% from sales of $297.7 million for the year ended December 31, 2005. Net sales in the HVAC reporting segment of $250.7 million in 2006 decreased by 6.3% from $267.5 million in 2005 primarily related to lower sales of room air conditioners due to planned reductions in sales volume to The Home Depot, the government-mandated HVAC market transition from 10 SEER to 13 SEER residential central air conditioner products which caused distributors to purchase larger quantities of 10 SEER product in 2005 and depressed shipments throughout the residential HVAC market in 2006. This was partly offset by increased sales to new customers and growth in commercial HVAC sales. Sales in the Engineered Products reporting segment of $28.6 million decreased by 5.4% versus $30.2 million in 2005 due primarily to lower sales of industrial air cleaning products in Asia.

     Gross profit in the period declined to $36.9 million, or 13.2% of net sales, compared with $39.7 million, or 13.3% of net sales, in the prior year period. Gross profit in the HVAC segment of $30.1 million, or 12.0% of net sales in 2006, decreased from $32.0 million, or 12.0% of net sales, in 2005. The decrease in gross profit resulted primarily from $10.5 million in increased costs of copper, aluminum, and plastic, as well as components that use these materials that could not be passed along to fixed-price-contract room air conditioner and dehumidifier customers in the form of price increases. Partly offsetting these costs were higher margins for air conditioner sales to new customers due to an improved product mix and increased profitability in commercial HVAC products. Gross profit in the Engineered Products segment of $6.8 million, or 23.7% of net sales in 2006, decreased versus $7.7 million, or 25.4% of net sales, in 2005.

     Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2006 were $59.2 million, or 21.2% of net sales, compared with $71.0 million, or 23.9% of net sales in 2005. SG&A expenses were lower in absolute terms and as a percentage of sales compared with the prior year as a result of a 42% reduction in shipping and warehousing costs resulting from consolidating warehouses in the U.S., a 25% reduction in research & development costs resulting from consolidating this function in the new facility in China, a $1.8 million reduction in post-retirement obligations due to an adjustment to an actuarial computation of an obligation to be paid out over the next five years, and other cost reductions identified in restructuring plans, including the reduction of management layers and consolidation of manufacturing and distribution.

     Restructuring actions in 2006 were primarily related to the Company discontinuing room air conditioner and dehumidifier sales to The Home Depot and Wal-Mart due to low profitability. The Company recognized $3.7 million ($0.8 million non-cash) restructuring charges in operating expenses. Non-cash impairment charges relate to writing down room air conditioner and dehumidifier assets that will no longer be utilized. Restructuring charges related to cash were severance costs of $0.7 million, facility closing costs of $0.4 million, and closed-facility lease costs of $0.7 million.

     During the fourth quarter of 2006, the Company recorded a goodwill impairment charge of $54.0 million, primarily resulting from the Company's decision to no longer focus on the high-volume "big box" room air conditioner channel and dehumidifier portions of the HVAC market which was reflected as decreased sales volume from discontinuing sales to The Home Depot and Wal-Mart. See "Goodwill and Other Intangible Assets".

     Operating loss from continuing operations for the year ended December 31, 2006 was $80.0 million, or 28.6% of net sales, compared with a loss of $52.8 million, or 17.7% of net sales, in 2005. The increased loss is primarily due to the goodwill impairment charge in the HVAC reporting segment, partly offset by lower restructuring costs compared with the prior year. Excluding restructuring costs in both years and the goodwill impairment charge in 2006, operating income improved by 25.8% in 2006 compared with the prior year.

     The Company recognized a loss of $3.1 million on the sale of the capital stock of Polenz GmbH for $7.5 million and a gain of $2.6 million on the $4.1 million sale of non-productive land adjacent to its Walkersville, Maryland facility.

     Net interest expense decreased in 2006 to $21.7 million, or 7.8% of net sales, compared with $22.3 million, or 7.5% of net sales, in 2005. Interest expense consisted of interest on the Company's long-term debt, short-term working capital loans in Asia, and on the Company's revolving credit facility in the U.S. Net interest expense was lower than prior year due to lower short-term borrowings, and was higher as a percent of sales due to lower sales.

     Based on Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company recorded a full valuation allowance against deferred tax assets in 2006 which resulted in a $20.6 million charge to income tax expense. With its net operating loss carry forwards, which do not qualify as deferred tax assets according to SFAS No. 109, future effective tax rates will reflect only provisions for foreign and state income taxes. See "Income Taxes".

     Net loss applicable to common stockholders in 2006 was $129.2 million, or a $4.12 loss per diluted common share. Net loss applicable to common stockholders in the year ended December 31, 2005 was $66.5 million, or a $2.17 loss per diluted common share.

  YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004

     Net sales for the year ended December 31, 2005 of $297.7 million, decreased 25.5% from sales of $399.5 million for the year ended December 31, 2004. Net sales in the HVAC segment of $267.5 million in 2005 decreased 28.1% from $372.0 million in 2004 due primarily to lower sales of room air conditioners which were a result of high inventory levels at room air conditioner customers in key North American markets, caused by cooler than normal summer weather in 2004. Warm summer weather during 2005 significantly reduced inventory levels at the Company and in distribution channels but did not result in additional production or higher sales to retailers during 2005. Sales in Germany decreased in 2005 as a result of economic conditions during the year. These decreases were partly offset by $40.3 million in sales of commercial air conditioners resulting from the Addison and Islandaire acquisitions. Sales in the Engineered Products reporting segment increased by 10.0% due primarily to industrial air cleaning projects in Asia.

     Gross profit in the period declined to $39.7 million, or 13.3% of net sales, compared with $55.5 million, or 13.9% of net sales, in the prior year period. Gross profit in the HVAC segment of $32.0 million, or 12.0% of net sales in 2005, decreased from $46.4 million, or 12.5% of net sales, in 2004. The decline in gross profit resulted primarily from lower sales volume associated with North American room air conditioner inventory in distribution channels following cool summer weather in 2004. This lower sales volume and the Company's decision to discontinue sales of room air conditioners in China, resulted in lower production levels and therefore lower factory absorption in our China air conditioner factories. As discussed, as part of the restructuring plan, the Company consolidated its Nanjing factory into the Ningbo and Shanghai factories in China, to more efficiently utilize capacity and absorb costs. In addition, unabsorbed factory overhead at the Company's Longview, Texas factory affected gross profit and gross margin as a percentage of sales. Longview air conditioner manufacturing is now consolidated into our Orlando, Florida facility. Also affecting HVAC gross margins in 2005 were increased raw material costs of

$3.2 million that were not passed along as price increases, costs of $2.1 million related to ceasing refurbishment of air conditioners in Effingham, Illinois, such as writing down excess and obsolete inventory, and costs associated with selling room air conditioners to The Home Depot U.S. retail stores. Restructuring charges on inventory were $1.3 million in cost of goods sold. Gross profit in the Engineered Products segment of $7.7 million, or 25.4% of net sales in 2005, decreased $1.4 million from 2004. The decrease is a result of unabsorbed overhead at the Company's Albuquerque, New Mexico factory, as production was transferred to Sanford, North Carolina and Suzhou, China. Throughout the Company, unabsorbed overhead at operations that have consolidated into other Company facilities amounted to $3.8 million. Unabsorbed overhead of $2.2 million at the factories into which manufacturing was transferred is expected to significantly improve.

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

     During 2005, in connection with the implementation of a restructuring plan to significantly reduce costs in the HVAC and Engineered Products segments, enhance our competitive position and return the Company to profitability, the Company recognized $22.7 million ($20.6 million non-cash) impairment and restructuring charges, with $21.4 million recorded in operating expenses. Non-cash impairment charges of $19.2 million relate to writing down property, plant and equipment, and other assets that will no longer be utilized to generate revenues, to estimated fair market value. These assets became impaired through the consolidation of Longview, Albuquerque, Nanjing and warehouses into other Company facilities, in addition to discontinuing the refurbishment of room air conditioners in Effingham. Restructuring related inventory write-downs were $1.3 million (non-cash) in cost of goods sold. Restructuring charges related to cash severance costs were $1.6 million and $0.5 million in lease costs. As a result of the fixed asset impairment, annual depreciation expense will decrease by $2.4 million. The Company also reclassified its Columbia, Tennessee facility to assets held for sale. The facility was sold in February of 2006 at its carrying value. The impairment and restructuring charges did not result in a debt covenant violation.

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

     Net interest expense decreased in 2005 to $22.3 million, or 7.5% of net sales, compared with $20.1 million, or 5.0% of net sales, in 2004. Interest expense consisted of interest on the Company's long-term debt and interest on short-term working capital loans in Asia and on the Company's revolving credit facility in the U.S. Net interest expense was lower than prior year primarily due to lower short-term borrowings, partly offset by higher interest rates during the period.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements are seasonal, though becoming less so with the growth in non-room-air-conditioner businesses, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of our lines of credit occurring early in the calendar year. Cash on hand amounted to $4.8 million at December 31, 2006 compared with $14.4 million a year earlier.

     Net cash provided by operations in 2006 amounted to $5.3 million, compared with net cash used in operations in 2005 of $0.5 million. In 2006, the Company recognized a net loss of $124.6 million that included a non-cash goodwill impairment of $54.0 million, a write-off of deferred taxes of $20.6 million, and depreciation and amortization of $7.9 million. Cash flow increased from a reduction in net inventories of $30.1 million as the Company reduced production of room air conditioners to align inventory levels to expected sales levels. Net accounts receivable decreased by $12.5 million over prior year to $27.5 million at December 31, 2006, as a result of lower total sales and to an improvement in days sales outstanding. Cash was utilized to reduce accounts payable by $1.9 million during the year.

     In 2005, the Company recognized a net loss of $62.1 million that included a non-cash impairment of $20.6 million and a gain on the sale of Melcor of $11.4 million. This was offset by a reduction in net inventories of $58.6 million as the Company reduced production of room air conditioners to align inventory levels to lower expected sales of room air conditioners in 2005. Net accounts receivable increased by $12.8 million over prior year to $42.2 million at December 31, 2005. The increase in accounts receivable primarily reflects fewer end-of-season returns in 2005, which had resulted in credits in 2004, and higher sales of commercial and industrial products in 2005. Cash was utilized to reduce accounts payable by $7.0 million during 2005.

     Net cash provided by investing activities in the year ended December 31, 2006 was $2.1 million. The sale of Polenz for $7.5 million generated proceeds of $3.9 million (including $3.3 million in escrow and a $0.3 million working capital adjustment). The sale of non-productive land adjacent to the Company's Walkersville, Maryland facility generated a receivable of $4.1 million that was collected in January, 2007. These asset sales were offset in part by $2.9 million for capital expenditures.

     Net cash used by investing activities in 2005 was $0.2 million. The sale of Melcor generated proceeds of $17.3 million (before a temporary $0.2 million holdback), which was offset in part by $9.4 million of cash used for the acquisition of Islandaire and $8.0 million for capital expenditures, primarily for a research and development center in Qingpu, China.

     Net cash of $18.4 million was used in financing activities during the year ended December 31, 2006, primarily in the repayment of short-term debt of $18.7 million and repayment of long-term debt of $1.2 million, partly offset by the sale of treasury stock of $1.5 million.

     Net cash of $8.3 million was used in financing activities during 2005, primarily in the repayment of short-term debt of $2.6 million, and the payment of dividends of $4.0 million in the first half of the year. The Company suspended declaring dividends after the second quarter of 2005. (See Item 5)

     On March 20, 2007, the Company obtained a new $50 million, 30-month senior secured term loan and a $40 million, 30-month secured revolving credit facility arranged through Goldman Sachs Credit Partners L.P. and repaid the balance outstanding on its existing secured revolving facility and supplemental term loan with Wachovia. The new senior secured term loan has an interest rate of Prime plus 11% or LIBOR plus 12%, and the new revolving credit facility has an interest rate of Prime plus 1% or LIBOR plus 2%. The Company was required to draw the total balance of the senior secured term loan immediately. In addition to repayment of the Wachovia obligations, the loan proceeds will be used to fund working capital requirements. Availability under the new revolving line of credit is based primarily on advance rates on accounts receivable and inventory in the U.S. and Canada. Financial covenants under the term loan and revolving credit facility will include EBITDA, interest coverage, and secured leverage tests.

In addition, the Company is prohibited from paying dividends and making acquisitions as well as the lender must approve asset sales.

     Following SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced", the Company reclassified the $20,277 balance of short-term borrowings with Wachovia at December 31, 2006 from short-term notes in current liabilities to current and non-current long-term debt.

     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year $75 million secured revolving credit facility with Wachovia Bank. At December 31, 2006 and 2005, the Company had $20,277 (before being reclassified to long-term debt) and $34,599 of short-term borrowing outstanding under this revolving credit facility. The maximum outstanding balance during 2006 was $49.1 million. Availability under the facility was based primarily on advance rates on accounts receivable and inventory in the U.S. and Canada and required maintenance of certain financial covenants. The maximum amount outstanding under the credit facility was $49,093 during 2006 and $73,139 during fiscal 2005 when the credit line was $100 million. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $29,627 and 7.9% in the year ended December 31, 2006 and $48,557 and 5.6% in the year ended December 31, 2005. The rate of interest on the facility was prime rate or LIBOR plus 2%. The Company was required to pay a fee each month equal to one half of one percent (1/2 of 1%) per annum of the unused revolver amount based upon the average daily loan balance. At December 31, 2006, the weighted average interest rate on short-term domestic borrowings was 8.75%.

     The Company also utilized short-term borrowing facilities to support production in its China operations. There was a maximum outstanding balance of $21.9 million in China during 2006. At December 31, 2006 and 2005, certain foreign subsidiaries had short-term notes of $17,777 and $22,141, respectively, outstanding under loan agreements with various banks. The current notes bear interest ranging from 5.31% to 6.47% and expire no later than December 2007. At December 31, 2006 and 2005, the outstanding balance under these borrowing facilities was $15,384 and $18,185, and the maximum amount outstanding was $21,872 and $23,128, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under these credit facilities were $16,967 and 5.65% in 2006. The average amount outstanding and average rate of interest charged on outstanding borrowings under these credit facilities were $26,518 and 4.90% during 2005. At December 31, 2006, the weighted average interest rate on short-term foreign borrowings was 7.15%.

     In September 2006, the Company received a $10 million supplemental term loan that was to expire on January 26, 2007 and was subsequently extended to March 20, 2007. This loan was repaid with proceeds from the new $50 million senior secured term loan.

     In conjunction with the Company receiving a $10 million supplemental term loan in September 2006, the Company's Chairman agreed to use a portion of his supplemental retirement plan assets to purchase $3.5 million of treasury stock at the market price. In October 2006, the Company's Chairman purchased 1,351,352 shares, or $1.5 million at the market price (which was valued at $1.3 million at December 31, 2006), of the Company's treasury stock with funds from his supplemental retirement plan. In January 2007, the Company's Chairman purchased 1,890,937 shares, or $2.0 million at the market price, of the Company's treasury stock with funds from his supplemental retirement plan. The supplemental retirement plan assets and obligations are recorded as a non-current asset and a non-current liability, respectively.

     During 2004, Fedders North America, Inc. ("FNA") issued Senior Notes bearing interest at 9 7/8% with an aggregate $155.0 million principal amount maturing in 2014 to refinance $150.0 million outstanding of 9 3/8% Senior Subordinated Notes that were due in 2007.

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

     In the last three years, the Company incurred operating losses and used cash for operations as well as for investments that required greater short-term borrowing. To reduce costs and enhance liquidity in 2005 and beyond, management identified in excess of $24.0 million in annual cash savings from, among other things, ceasing manufacturing and refurbishing of room air conditioners in Effingham, Illinois; consolidating operations from Longview, Texas into its Orlando, Florida operation; consolidating operations from Albuquerque, New Mexico into its Sanford, North Carolina operation; and consolidating operations from three plants in China into an existing Company facility in Ningbo, China. These restructuring actions are now complete. In October 2005, the Company sold Melcor Corporation, its thermal management subsidiary, for $17.3 million. In February 2006, the Company sold its Columbia, Tennessee facility, which is no longer needed for warehousing, for $0.8 million. In December 2006, the Company sold non-productive land adjacent to its Walkersville, Maryland building for $4.1 million, and sold Polenz GmbH, its German HVACR distributor, for $7.5 million (including $3.3 million in escrow and a $0.3 million working capital adjustment)

     Management believes that through existing operations, as well as the steps outlined above, the Company's existing and future sources of cash, anticipated future earnings, and short-term borrowing capacity are adequate to meet the demands of its operations and its short and long-term credit requirements, which are now less seasonal and less working capital intensive.

     The following pro-forma tables summarize Fedders' long-term contractual cash obligations and commercial commitments at December 31, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods. Interest is included in the amounts, so the amounts shown are greater than that shown on the balance sheet.


                                                    PAYMENTS DUE BY PERIOD
                                    -----------------------------------------------------
CONTRACTUAL OBLIGATIONS INCLUDING                                                 AFTER 5
INTEREST                              TOTAL     1 YEAR   2-3 YEARS   4-5 YEARS     YEARS
---------------------------------   --------   -------   ---------   ---------   --------
                                                    (AMOUNTS IN THOUSANDS)


Long-term debt, including current
  maturities(a)...................  $177,407   $ 1,273    $20,824     $ 3,827    $151,483
Capital lease obligations.........     2,559     1,213        284         259         803
Interest on long-term debt and
  capital leases..................   124,624    16,635     33,229      33,209      41,551
Unamortized original issue
  discount........................     3,854        --         --          --       3,854
Operating leases and contractual
  minimum payments................    28,770     4,963      9,096       7,071       7,640
Employee retirement obligations...     8,766     1,661      3,222       2,341       1,542
                                    --------   -------    -------     -------    --------
Total contractual cash
  obligations.....................  $345,980   $25,745    $66,655     $46,707    $206,873
                                    ========   =======    =======     =======    ========



--------

   (a) Includes a $20.3 million reclassification from short-term to long-term debt pursuant to new long-term financing in 2007. (see Note 4)

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


                                                      COMMITMENTS BY PERIOD
                                        -------------------------------------------------
                                                                                  AFTER 5
OTHER COMMERCIAL COMMITMENTS             TOTAL   1 YEAR   2-3 YEARS   4-5 YEARS    YEARS
----------------------------            ------   ------   ---------   ---------   -------
                                                      (AMOUNTS IN THOUSANDS)


Letters of credit.....................  $5,303   $5,303      $ --        $--        $--
Guarantee of debt.....................     567      284       283         --         --
                                        ------   ------      ----        ---        ---
Total commercial commitments..........  $5,870   $5,587      $283        $--        $--
                                        ======   ======      ====        ===        ===



EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In November 2006, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." This Issue is effective for fiscal years beginning after December 15, 2007. This Issue requires that an employer recognize a liability for future benefits based on the substantive agreement with the employee. The Company will adopt this Issue in 2008 and will evaluate, in 2007, the Issue's provisions to determine the potential impact, if any, the adoption will have on the Company's financial statements.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e., prices based on market data independent from the entity) and unobservable inputs (i.e., the entity's own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt this Statement in 2008 and is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". SFAS No. 158 requires companies to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur. Additionally, disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations will be required. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position. SFAS No. 158 was effective for the Company for the year ending December 31, 2006, and the impact of adopting SFAS No. 158 did not have a material impact on the Company's financial statements as is discussed in "Deferred Retiree Obligations and Other Compensation Arrangements".

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB was effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which was December 31, 2006 for the Company. The impact of adopting SAB No. 108 did not have a material impact on the Company's financial position and results of operations.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007. The Company does not expect that adopting FIN 48 will have a material impact on the Company's financial position and results of operations.

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

     The Company has discussed the development and selection of the following critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  DEFERRED TAX ASSETS

     At December 31, 2006, the Company had US and foreign net operating loss carry-forwards of approximately $136 million and $14 million, respectively. In 2006, the Company recorded an additional valuation allowance of $20.6 million that eliminated the net deferred tax asset.

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the recoverability of the carrying amount of an asset or asset group should be assessed. The Company assesses the carrying amount of the asset or asset group by comparing the carrying amount to the estimate of cash inflows, net of outflows. If the estimated net cash inflows are less than the asset carrying amount, the asset is written down to fair value. Fair value is based upon quoted market prices, if available. When quoted market prices are not available, the Company estimates fair value based upon the estimated selling prices of similar assets or valuation techniques. The Company must estimate the net cash inflows to assess an asset or asset group carrying amount and fair value. Estimates are based upon internal budgets and forecasts. A change in the utilization of the assets or a decision to exit certain product lines or manufacturing locations could impact our estimate of future cash flows. A decrease in estimated future cash flows could reduce the fair values of long- lived assets, increasing the likelihood of impairment, which could have a significant impact on our consolidated results of operations and financial position.

     The Company is required to test goodwill for impairment at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company elected to perform the annual tests for indications of goodwill impairment as of October 1 of each year. In 2005, and to better coordinate with a prior change in fiscal year end, the Company elected to change its annual date of impairment testing from September 1 to October 1. This change enables the Company to use the budget for the next year which is a critical component of the testing process. Furthermore, the Company would now have adequate time to complete the testing before the next reporting period and would have quarterly data available which would facilitate testing. The Company identifies potential goodwill impairment by comparing the fair value of a reporting segment with its carrying amount, including goodwill. The Company determines fair value using a discounted cash flow and market-multiple approach. If the fair value of a reporting segment exceeds its carrying amount, goodwill of the reporting segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. The Company measures the amount of goodwill impairment by comparing the implied fair value of reporting segment goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting segment goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized as an operating expense.

WARRANTY AND DEFECTIVE RETURNS

     The Company's air conditioner products are covered by standard product warranty plans that extend from one to five years. In addition, major retailers have consumer return policies that allow consumers the ability to return product that may be defective in lieu of field service. At the time revenue is recognized, upon shipment, measurements of those sales are reduced by estimates of the future costs associated with fulfilling warranty obligations and for the expense associated with selling defective product to third parties. The Company entered into an agreement in 2005 with third parties that purchase defective product, take the defective product from certain retail customers, inspect and repair as required, re-box and sell as reconditioned products. Previously, the Company refurbished returned product.

     The Company estimates warranty costs and defective returns utilizing historical failure and defective return rates, which may or may not be indicative of future rates, as the starting point in the calculation before making adjustments based on new information. The estimate for warranty obligations and defective returns is a critical accounting estimate for the HVAC segment.

     Over the past three years, warranty and defective return costs represented approximately 5.3% of sales for the HVAC segment. Each quarter, the Company reevaluates its estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates.

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

     The Company estimates a provision for sales allowances and for returns at the time of sale based on consideration of a number of factors including historical experience, customer buying patterns and programs, and information with respect to customer inventory levels. The Company's sales of room air conditioners are seasonal and, the Company generally does not allow its customers the right of return of unsold product at the end of the selling season.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company evaluates periodically its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and a history of write-offs and collections. Where the Company is aware of a customer's inability to meet its financial obligations, the Company specifically provides for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company establishes allowances for bad debts based on an aging of accounts receivable and applying percentages based on historical experience related to aging categories (see Note 1).

EXCESS AND OBSOLETE INVENTORY

     The Company reviews inventory periodically for slow-moving and obsolete items. Write-downs are recorded in the period in which they are identified (see
Note 1).

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

     The Company also has variable-interest rate loans. A 100 basis point increase in interest rates would have increased annual interest expense by $0.5 million in 2006 on variable debt at the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company at December 31, 2006, 2005, and 2004, the notes to the financial statements, and the reports of the Company's independent registered public accounting firms are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In the fourth quarter of 2005, the Company engaged UHY LLP ("UHY") as its independent registered public accounting firm for the year ending December 31, 2005 and for the quarterly periods in 2005. During 2005 and 2006, there were no disagreements between the Company and UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused UHY to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements for such periods. During 2005 and 2006, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

     On April 14, 2005, Deloitte & Touche LLP ("Deloitte") informed the Company that it would not stand for reappointment as the Company's independent registered public accounting firm for the year ending December 31, 2005 or for any of the quarterly reporting periods in 2005. Deloitte was engaged to audit the Company's financial statements for the year ended December 31, 2004, including reporting on management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

     During the fiscal year ended December 31, 2004 and the subsequent period from January 1, 2005 through September 30, 2005, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements for such periods.

     During the fiscal year ended December 31, 2004 and the subsequent period from January 1, 2005 through September 30, 2005, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K except that Deloitte disclaimed an opinion on management's process of evaluating the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and issued an adverse opinion with respect to the operating effectiveness of internal control over financial reporting as of December 31, 2004.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (December 31, 2006). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that because of the material weaknesses described below, the Company's disclosure controls and procedures were not effective as of December 31, 2006.

     Management's Actions Regarding Deficiencies. To address the deficiencies described below, the Company performed additional analyses and other post-closing procedures to ensure that the Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements filed fairly present in all material respects the Company's financial position, results of operations, and cash flows for the periods presented.

     Management's Report on Internal Control Over Financial Reporting in
2006. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management, including the principal executive officer and principal financial officer, has conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

     An internal control material weakness is a significant deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, Fedders' management identified control deficiencies in the following areas:

     - The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness developed from aggregating several deficiencies and resulted primarily from high turnover of employees in key financial reporting positions; inconsistent adherence to accounting policies and procedures at operating units; inadequate accounting and internal audit resources; manual accounting processes; incomplete account reconciliations; and an untimely accounting closing process. There were a number of material adjustments to the financial statements that were recorded as a result of these deficiencies. Taking all items together, the Company believes the control environment constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     - Fedders' controls over selection and application of certain accounting principles were ineffective. Specifically, the Company did not maintain effective controls over the application of purchase accounting; an operating lease; joint venture accounting; restructuring costs; and evaluation of litigation reserves. As a result of each of the items indicated above, material and immaterial adjustments were recorded in the year end financial statements affecting goodwill and reserves for allowance for doubtful accounts at the Company's Islandaire subsidiary; operating lease expense; investments in joint ventures; restructuring costs; and litigation accruals. These constitute control deficiencies that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

     - The Company's controls over the segregation of duties were ineffective due to turnover of employees in key financial reporting positions and a minimal level of accounting and finance resources. Some of the adjustments to the financial statements were caused by this issue. The Company believes the lack of sufficient separation of duties constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     - Fedders' information technology general controls were ineffective as to access controls, change management, computer operations, and disparate systems. No adjustments to the financial statements were identified to have been caused by this issue. However, the Company believes the lack of information technology general controls constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     As a result of the aforementioned material weaknesses the Company has concluded that it did not maintain effective internal controls over financial reporting as of December 31, 2006 based on the criteria in the Internal Control-Integrated Framework.

     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Fedders Corporation

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting in 2006, that Fedders Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in Management's Assessment, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).

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

  CONTROL ENVIRONMENT

     The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness was developed from aggregating several deficiencies and resulted primarily from high turnover of employees in key financial reporting positions; inconsistent adherence to accounting policies and procedures at operating units; inadequate accounting and internal audit resources; manual accounting processes; incomplete account reconciliations and an untimely accounting closing process. There were a number of material adjustments to the financial statements that were recorded as a result of these deficiencies. Taking all items together, the Company believes the control environment constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

  SELECTION AND APPLICATION OF ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA

     Fedders' controls over selection and application of certain accounting principles were ineffective. Specifically, the Company did not maintain effective controls over the application of purchase accounting; an operating lease; joint venture accounting; restructuring costs; and evaluation of litigation reserves. As a result of each of the items indicated above, material and immaterial adjustments were recorded in the year end financial statements affecting goodwill and reserves for allowance for doubtful accounts at the Company's Islandaire subsidiary; operating lease expense; investments in joint ventures; restructuring costs; and litigation accruals. These constitute control deficiencies that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

  SEGREGATION OF DUTIES

     The Company's controls over the segregation of duties were ineffective due to turnover of employees in key financial reporting positions and a minimal level of accounting and finance resources. Some of the adjustments to the financial statements were caused by this issue. The Company believes the lack of sufficient separation of duties constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

  CONTROLS OVER INFORMATION TECHNOLOGY

     Fedders' information technology general controls were ineffective as to access controls, change management, computer operations, and disparate systems. No adjustments to the financial statements were identified to have been caused by this issue. However, the Company believes the lack of information technology general controls constitutes a control deficiency that could result in a material misstatement in the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 28, 2007 on those financial statements.

     In our opinion, management's assessment that Fedders Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Fedders Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ UHY LLP
New York, New York
March 28, 2007

     Changes In Internal Control Over Financial Reporting. Management completed its assessment of internal controls for the year ended December 31, 2006. Management, with oversight from the Audit Committee, has been addressing each of the internal control weaknesses identified in the December 31, 2005 Form 10-K, and is committed to effectively remediating known weaknesses as expeditiously as possible. The Company's remediation efforts during the year ended December 31, 2006 have made progress in changing internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, in areas identified as having a material weakness in management's 2005 assessment.

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

     STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a.) The Corporate Controller initiated regular corporate-wide meetings of divisional controllers and other financial managers to effectively communicate accounting policies and procedures, process improvements, and change management.

     b.) The Company began establishing new, more efficient accounting processes and simplifying its complex accounting entity structure, which should free up resources to accelerate the closing process and reconcile accounts.

     c.) The Company engaged a new third-party consulting firm with expertise in risk assessment, internal controls, and Sarbanes-Oxley compliance, to work with management in implementing the necessary internal controls and test the effectiveness of these controls.

     d.) The Company, in association with a third-party consulting firm, identified key controls over accounting and reporting using a risk-based approach and substantially reviewed and revised its narratives over internal control. The Company's approach identified risks over the accounting closing and reporting process and matched these risks with key controls. The Company tested these controls and revised processes as well as implemented additional controls where testing showed this was necessary.

     e.) During the second half of 2006, the Corporate Controller held regular weekly status meetings on progress toward control identification, narrative documentation, and control testing.

     f.) The Company developed an internal audit work plan to include operational and financial audits. The internal audit department performed operational and financial audits in Asia.

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

STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a.) The Company established a detailed schedule of due dates for key account analyses and reconciliation for which evidence of review and approval is required. The schedule takes into consideration financial statement filing requirements, and requires that key analyses be completed in a timely manner, while best utilizing accounting resources available.

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

STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a.) The Company developed an improved standard set of information technology policies and procedures over these areas.

     The Company's controls over the segregation of duties were ineffective due to turnover of employees in key financial reporting positions and a minimal level of accounting and finance resources.

STEPS TAKEN AS OF THE DATE OF THIS FILING:

     a.) The Company identified segregation of duties deficiencies. Where an effective compensating control does not exist, the deficiency was assigned for corrective action and management oversight.

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

ITEM 9B.  OTHER INFORMATION

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Company's directors and executive officers is to be filed in the Company's Proxy Statement required to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to the Company's executive compensation is to be filed in the Company's Proxy Statement required to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to the Company's security ownership is to be filed in the Company's Proxy Statement required to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to the Company's relationships and related transactions is to be filed in the Company's Proxy Statement required to be filed pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to the Company's principal accountant fees and services is to be filed in the Company's Proxy Statement required to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     (a) 1. Financial Statements

     The following Consolidated Financial Statements of the Company and its subsidiaries are included:


                                                                         PAGE #
                                                                         ------


Consolidated Statements of Operations for the years ended December 31,
  2006, 2005 and 2004..................................................      37
Consolidated Balance Sheets at December 31, 2006 and 2005..............      38
Consolidated Statements of Cash Flows for the years ended December 31,
  2006, 2005 and 2004..................................................      39
Consolidated Statements of Stockholders' Equity/(Deficit) for the years
  ended December 31, 2006, 2005 and 2004...............................      40
Notes to Consolidated Financial Statements.............................   41-75
Reports of Independent Registered Public Accounting Firms
  UHY LLP..............................................................      76
  Deloitte & Touche LLP................................................      77


     (a) 2. Financial Statement Schedule

     All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

     (a) 3.  Exhibits



 (3)    (i)     Restated Certificate of Incorporation of the Company filed as
                Exhibit(A) to Annex(A) of the Company's Proxy Statement/Prospectus
                dated January 9, 2002 and incorporated herein by reference.
        (ii)    By-Laws of the Company, filed as Exhibit 3 (ii) to the Company's
                Annual Report on Form 10-K for fiscal year ended August 31, 2002, and incorporated herein by reference.
 (4)    (i)     Registration statement on Form S-4 filed with the Securities and
                Exchange Commission on May 28, 2004 and incorporated herein by reference.
        (ii)    First Supplemental Indenture and Waiver dated September 13, 2005, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K
                dated September 14, 2005 and incorporated herein by reference.
(10)    (i)     Stock Option Plan VIII, filed as Annex F to the Company's Proxy
                Statement -- Prospectus dated May 10, 1996 and incorporated herein by reference.
        (ii)    Revolving Loan and Guaranty Agreement dated as of March 20, 2007 among Fedders North America, Inc., Emerson Quiet Kool Corporation,
                Columbia Specialties, Inc., Trion, Inc., Envirco Corporation, Eubank
                Coil Company, Fedders Addison Company, Inc., Fedders Islandaire,
                Inc. and Island Metal Fabricating, Inc., (each individually a
                "Borrower" and collectively, "Borrowers"), Fedders Corporation, as
                Holdings and a Guarantor, certain subsidiaries of Fedders
                Corporation, as Guarantors, Lenders party hereto from time to time,
                Bank of America, N.A. as Administrative Agent and as Collateral
                Agent and General Electric Capital Corporation as Documentation
                Agent, and Goldman Sachs Credit Partners L.P., as Sole Lead
                Arranger, Sole Bookrunner and Sole Syndication Agent, filed as
                Exhibit 10.1 to the Company's Current Report on Form 8-K dated March
                26, 2007 and incorporated herein by reference.
        (iii)   Term Loan and Guaranty Agreement dated as of March 20, 2007 among
                Fedders North America, Inc., Fedders Corporation as Holdings and a
                Guarantor, Certain Subsidiaries of Fedders Corporation, as
                Guarantors, Lenders party hereto from time to time, and Goldman
                Sachs Credit Partners L.P. as Sole Lead Arranger, Sole Bookrunner
                and Sole Syndication Agent, as Administrative Agent and as
                Collateral Agent, filed as Exhibit 10.2 to the Company's Current
                Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.

        (iv)    Pledge and Security Agreement dated as of March 20, 2007 among
                Fedders Corporation, as Grantor, Fedders North America, Inc., as
                Grantor, each of the other Grantors from time to time party hereto and Bank of America, N.A., as Collateral Agent and Administrative
                Agent, filed as Exhibit 10.3 to the Company's Current Report on Form
                8-K dated March 26, 2007 and incorporated herein by reference.
        (v)     Pledge and Security Agreement dated as of March 20, 2007 among
                Fedders Corporation, as Grantor, Fedders North America, Inc., as
                Grantor, each of the other Grantors from time to time party hereto and Goldman Sachs Credit Partners L.P., as Collateral Agent, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated
                March 26, 2007 and incorporated herein by reference.
        (vi)    Employment Agreement between Fedders Corporation and Sal Giordano,
                Jr., dated July 28, 2006, filed as Exhibit 10.2 to the Company's
                Current Report on Form 8-K dated August 2, 2006 and incorporated herein by reference.
(21)            Subsidiaries.
(23)    (i)     Consent of UHY LLP.
(23)    (ii)    Consent of Deloitte & Touche LLP.
(31.1)          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.
(31.2)          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.
(32.1)          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.
(32.2)          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.

                               FEDDERS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       2006           2005           2004
                                                   ------------   ------------   ------------
                                                   (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE
                                                                      DATA)


Net sales........................................    $ 279,255      $297,716       $399,485
Cost of sales....................................      242,374       258,040        344,035
                                                     ---------      --------       --------
Gross profit.....................................       36,881        39,676         55,450
Selling, general, and administrative expense.....       59,176        71,049         71,815
Asset impairment, employee severance and other
  restructuring charges/(credits)................        3,666        21,396           (842)
Goodwill impairment..............................       54,011            --             --
                                                     ---------      --------       --------
Operating income/(loss)..........................      (79,972)      (52,769)       (15,523)
Income/(loss) from minority interest and net
  interest in unconsolidated subsidiaries........          468           637           (141)
Interest expense (net of interest income of
  $1,025, $576, and $196)........................       21,743        22,298         20,066
Loss on debt extinguishment......................                         --          8,075
Other (income)/expense...........................        2,268         1,013         (1,910)
                                                     ---------      --------       --------
Income/(loss) from continuing operations before
  taxes..........................................     (103,515)      (75,443)       (41,895)
Income tax expense/(benefit).....................       21,109           114        (14,694)
                                                     ---------      --------       --------
Net income/(loss) from continuing operations.....     (124,624)      (75,557)       (27,201)
Discontinued operations:
  Income/(loss) net of taxes of $0, $53, and
     $589........................................           --         2,100          1,094
  Gain/(loss) on sale of Melcor net of taxes of
     zero........................................           --        11,376             --
                                                     ---------      --------       --------
  Income/(loss) from discontinued operations.....           --        13,476          1,094
                                                     ---------      --------       --------
Net income/(loss)................................     (124,624)      (62,081)       (26,107)
Preferred stock dividends (Note 9)...............        4,574         4,436          4,020
                                                     ---------      --------       --------
Net income/(loss) applicable to common
  stockholders...................................    $(129,198)     $(66,517)      $(30,127)
                                                     =========      ========       ========
Basic and diluted earnings/(loss) per common
  share:
  Continuing operations, less preferred stock
     dividends...................................    $   (4.12)     $  (2.61)      $  (1.02)
  Discontinued operations........................           --          0.44           0.03
                                                     ---------      --------       --------
  Basic/diluted earnings/(loss) per common
     share.......................................    $   (4.12)     $  (2.17)      $  (0.99)
                                                     =========      ========       ========
Weighted average shares:
  Basic..........................................       31,328        30,629         30,466
  Diluted........................................       31,328        30,629         30,466
Dividends per share declared:
  Common Stock...................................    $      --      $   0.06       $   0.12
  Class B Stock..................................           --          0.06           0.12
  Preferred Stock................................           --         1.075           2.15



        See accompanying notes to the consolidated financial statements.

                               FEDDERS CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                  DECEMBER 31,
                                                              --------------------
                                                                 2006       2005
                                                              ---------   --------
                                                                   (AMOUNTS IN
                                                              THOUSANDS EXCEPT PER
                                                                   SHARE DATA)


                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   4,789   $ 14,417
  Accounts receivable (less allowances of $3,761 and $3,928
     at December 31, 2006 and 2005, respectively)...........     27,525     42,157
  Inventories...............................................     41,473     74,313
  Deferred income taxes.....................................         --      3,882
  Assets held for sale......................................         --        843
  Other current assets......................................     12,429      6,333
                                                              ---------   --------
Total current assets........................................     86,216    141,945
Net property, plant and equipment...........................     39,342     44,543
Deferred income taxes.......................................         --     21,629
Goodwill....................................................     27,493     87,725
Other intangible assets.....................................      3,727      4,726
Other assets................................................     24,582     30,486
                                                              ---------   --------
TOTAL ASSETS................................................  $ 181,360   $331,054
                                                              =========   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
  Short-term notes..........................................  $  17,777   $ 56,740
  Current portion of long-term debt.........................      2,487      2,470
  Accounts payable..........................................     40,795     43,961
  Accrued expenses..........................................     41,086     40,519
                                                              ---------   --------
Total current liabilities...................................    102,145    143,690
Long-term debt..............................................    177,479    158,113
Other long-term liabilities.................................     18,251     24,952
Minority interest in consolidated subsidiaries..............      4,851      4,361
                                                              ---------   --------
Total liabilities...........................................    302,726    331,116
                                                              ---------   --------
Stockholders' equity/(deficit):
Preferred Stock, $0.01 par value, 15,000 shares authorized,
  2,127 shares issued at December 31, 2006 and 2005.........         21         21
Common Stock, $0.01 par value, 70,000 shares authorized,
  37,299 and 36,816 issued at December 31, 2006 and 2005,
  respectively..............................................        373        367
Class B Stock, $0.01 par value, 5,000 shares authorized,
  2,492 issued at December 31, 2006 and 2005................         25         25
Additional paid-in capital..................................    115,487    115,523
Retained earnings/(deficit).................................   (205,571)   (76,235)
Accumulated other comprehensive income/(loss)...............      1,272        (92)
Deferred compensation.......................................         --       (483)
Treasury stock, at cost, 7,169 and 8,521 shares of Common
  Stock at December 31, 2006 and 2005, respectively.........    (32,973)   (39,188)
                                                              ---------   --------
Total stockholders' equity/(deficit)........................   (121,366)       (62)
                                                              ---------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)........  $ 181,360   $331,054
                                                              =========   ========




        See accompanying notes to the consolidated financial statements.

                               FEDDERS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                           2006           2005           2004
                                                       ------------   ------------   ------------
                                                         (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                                          DATA)



CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)....................................    $(124,624)     $(62,081)      $ (26,107)
Adjustments to reconcile net income/(loss) to net
  cash provided by operating activities:
  Depreciation and amortization......................        7,948        11,443          11,029
  Amortization of deferred financing costs...........          899           847             436
  (Gain)/loss on sale of Melcor......................           --       (11,376)             --
  (Gain)/loss on sale of Polenz......................        3,088            --              --
  (Gain)/loss on disposal of land and other assets...       (2,579)           --              --
  Asset impairment charge............................       54,011            --              --
  Restructuring non-cash charge......................          784        19,331              --
  Deferred income taxes..............................       20,567          (119)        (16,301)
  Stock compensation (income)/expense................          635           270            (714)
  Loss on debt extinguishments.......................           --            --           8,075
  Partners' net interest in joint venture
     results(a)......................................          648          (637)            220
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable................................       12,459       (12,754)          4,176
  Inventories........................................       30,077        58,568          15,925
  Other current assets...............................       (7,338)        4,452          17,799
  Advance on life insurance investment...............        7,291            --              --
  Other assets.......................................        2,579        (2,036)          1,220
  Income taxes payable...............................          608          (111)            586
  Accounts payable...................................       (1,903)       (7,026)        (39,034)
  Accrued expenses...................................       (1,652)       (1,497)           (832)
  Other long-term liabilities........................        2,461         1,195            (775)
  Other..............................................         (655)        1,038           1,380
                                                         ---------      --------       ---------
Net cash provided by/(used in) operating activities..        5,304          (493)        (22,917)
                                                         ---------      --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment...........       (2,919)       (7,982)         (6,831)
Disposal of property, plant and equipment............        1,107           108           1,620
Proceeds from the sale of Melcor.....................           --        17,124              --
Sale of Polenz.......................................        7,544            --              --
Less: escrow and working capital adjustment for
  Polenz sale........................................       (3,600)           --              --
(Investment in)/sale of joint venture................           --            --          (1,029)
Acquisition of businesses, net of cash acquired......           --        (9,426)         (7,814)
                                                         ---------      --------       ---------
Net cash provided by/( used in) investing
  activities.........................................        2,132          (176)        (14,054)
                                                         ---------      --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term notes(b)....      (18,686)       (2,596)         27,125
Repayments of long-term debt(b)......................       (1,242)       (1,707)         (3,426)
Proceeds from long-term borrowing(b).................           --            --           2,500
Proceeds from stock options exercised................           --            --             117
Cash dividends.......................................           --        (3,978)         (7,672)
Net proceeds from issuance of 9 7/8% Senior Notes....           --            --         150,245
Repayment of 9 3/8% Senior Subordinated Notes........           --            --        (150,000)
Call premium and deferred financing charges..........           --            --         (10,356)
Proceeds from stock rights offering..................           --            --          28,323
Proceeds from the sale of treasury stock.............        1,500            --              --
Cost of offerings and recapitalization...............           --            --            (221)
                                                         ---------      --------       ---------
Net cash provided by/(used in) financing activities..      (18,428)       (8,281)         36,635
                                                         ---------      --------       ---------
Effect of exchange rate changes on cash..............        1,364           584           1,076
                                                         ---------      --------       ---------
Net increase/(decrease) in cash and cash
  equivalents........................................       (9,628)       (8,366)            740
Cash and cash equivalents at beginning of year.......       14,417      $ 22,783       $  22,043
                                                         ---------      --------       ---------
Cash and cash equivalents at end of year.............    $   4,789      $ 14,417       $  22,783
                                                         =========      ========       =========
SUPPLEMENTAL DISCLOSURE:
  Net interest paid..................................    $  20,397      $ 20,949       $  18,332
  Income taxes paid..................................          338           460           1,240
  Property, plant and equipment contributed to joint
     ventures........................................           --            --             658
  Preferred and common stock issued for the
     Islandaire acquisition..........................           --         6,747              --
  Restricted common stock issued to officers.........          922           227              --
  (a) Melcor joint venture income/(loss) to reconcile
      between income statement and cash provided
      by/(used in) operating activities..............           --            --             (79)
  (b) In addition to the figures shown, $20,277 was
      reclassified from short-term to current and
      non-current long-term debt pursuant to new
      long-term financing in 2007 (see Note 4),



        See accompanying notes to the consolidated financial statements.

                               FEDDERS CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)


                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       2006           2005           2004
                                                   ------------   ------------   ------------
                                                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                                      DATA)


PREFERRED STOCK
  Balance at beginning of period.................    $      21      $     19       $      7
  Issuance of shares upon exchange offer.........           --            --             --
  Stock rights subscribed........................           --            --             12
  Issuance of shares in Islandaire acquisition...           --             2             --
                                                     ---------      --------       --------
  Balance at end of period.......................    $      21      $     21       $     19
                                                     =========      ========       ========
COMMON STOCK
  Balance at beginning of period.................    $     367      $    365       $    364
  Stock options exercised........................           --            --              1
  Restricted stock granted.......................            6             1             --
  Issuance of shares in Islandaire acquisition...           --             1             --
  Exchange of shares upon Preferred Stock
     exchange offer..............................           --            --             --
                                                            --            --             --
                                                     ---------      --------       --------
  Balance at end of period.......................    $     373      $    367       $    365
                                                     =========      ========       ========
CLASS B STOCK
  Balance at beginning and end of period.........    $      25      $     25       $     25
                                                     =========      ========       ========
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period.................    $ 115,523      $108,363       $ 80,680
  Stock options exercised........................           --            --            117
  Restricted stock granted.......................           --           226             --
  Cost of offerings..............................           --            --           (221)
  Stock option re-pricing and valuation..........           --            --           (714)
  Amortization of restricted stock grants... ....          415            --             --
  Proceeds from rights offering..................           --            --         28,312
  Issuance of shares in Islandaire acquisition...           --         6,743             --
  Transfer from deferred compensation............         (483)           --             --
  Other..........................................           32           191            189
                                                     ---------      --------       --------
  Balance at end of period.......................    $ 115,487      $115,523       $108,363
                                                     =========      ========       ========
RETAINED EARNINGS (DEFICIT)
  Balance at beginning of period.................    $ (76,232)     $(10,176)      $ 23,603
  Net (loss) income..............................     (124,624)      (62,081)       (26,107)
  Treasury stock sold for less than carrying
     value.......................................       (4,715)
  Dividends......................................           --        (3,978)        (7,672)
                                                     ---------      --------       --------
  Balance at end of period.......................    $(205,571)     $(76,235)      $(10,176)
                                                     =========      ========       ========
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of period.................    $     (92)     $   (676)      $ (1,752)
  Foreign currency translation adjustment, net of
     tax.........................................        1,364           584          1,076
                                                     ---------      --------       --------
  Balance at end of period.......................    $   1,272      $    (92)      $   (676)
                                                     =========      ========       ========
DEFERRED COMPENSATION
  Balance at beginning of period.................    $    (483)     $   (526)      $   (789)
  Restricted stock granted.......................           --          (227)            --
  Amortization of deferred compensation..........           --           270            263
  Re-classed to additional paid in capital.......          483            --             --
                                                     ---------      --------       --------
  Balance at end of period.......................    $      --      $   (483)      $   (526)
                                                     =========      ========       ========
TREASURY STOCK
  Balance at beginning of period.................    $ (39,188)     $(39,188)      $(39,188)
  Shares sold/(purchased)........................        6,215            --             --
                                                     ---------      --------       --------
  Balance at end of period.......................    $ (32,973)     $(39,188)      $(39,188)
                                                     =========      ========       ========




        See accompanying notes to the consolidated financial statements.

                               FEDDERS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET DATA)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fedders Corporation (the "Company") is a global manufacturer and marketer of heating and cooling products, air cleaners, and humidifiers.

OPERATIONS AND FINANCING

     During the last three years, the Company incurred operating losses and in 2004 and 2005 used cash in operations as well as for strategic investments that required greater short-term borrowing.

     Management has taken numerous steps to; reduce its risk profile, by reducing its customer concentration, its dependence on the sale of room air conditioners in North America, and the significant working capital demands related thereto, and; to return the Company to profitability by focusing the business on products and customers in what it considers core markets that generate more stable sales and higher margins. These activities include the following:

     - In 2006 and 2005, respectively, the Company disposed of Polenz GmbH, its non-core German distributor of HVAC products for $7,544, and Melcor, its non-core thermal management subsidiary for $17,124.

     - In 2005 and 2004, respectively, the Company acquired 80% of Islandaire, a profitable and growing manufacturer of through-the-wall packaged terminal air conditioners, and Addison, a manufacturer and marketer of a broad line of commercial air conditioning and heating products.

     - The Company discontinued selling room air conditioners to The Home Depot and Wal-Mart, due to low profit margins as well as high working capital and infrastructure expenses to support these customers. The Company also discontinued production and sales of dehumidifiers, due to the commodity nature of this product which resulted in low profit margins.

     - The Company changed the focus of its Asian operations to expanding high-end residential and commercial/industrial markets and away from the sale of low-end room air conditioners.

     Management has also completed the implementation of programs to return to profitability through improvements in manufacturing efficiency and productivity. These programs have significantly reduced manufacturing costs and brought SG&A from a level $71,815 in 2004, to $59,176 in 2006, with a lower run rate entering 2007, and include:

     - Consolidated air conditioner manufacturing operations from three facilities in China into an existing facility in Ningbo, China.

     - Consolidated Longview, Texas commercial air conditioner manufacturing into the Fedders Addison facility in Orlando, Florida.

     - Closed the Albuquerque, New Mexico facility and consolidated that operation into existing Company facilities in Sanford, North Carolina, and Suzhou, China.

     - Ceased manufacturing and refurbishing of room air conditioners in Effingham, Illinois and consolidated eight warehouses in North America into the Effingham facility.

     Management also completed steps to improve its liquidity during this period, including:

     - On March 20, 2007, the Company obtained a new $50,000 senior secured term loan and a $40,000 secured revolving credit facility arranged through Goldman Sachs Credit Partners L.P. and repaid the balance outstanding on its existing secured revolving facility and supplemental term loan with Wachovia. As a result, $20,277 of debt was reclassified from short-term to long-term in the Company's December 31, 2006 balance sheet (see Note
       4).

                               FEDDERS CORPORATION

     - Sold raw land in Walkersville, Maryland for $4,098, and an idle facility in Columbia, Tennessee for $843.

     - Sold its non-core, Polenz and Melcor operations as discussed above.

     - Reduced its inventory from $130,577 at December 31, 2004 to $41,473 at December 31, 2006.

     Management believes that as a result of the above strategic steps it has taken to reposition the Company, reduce its cost structure, and improve its liquidity, that the Company's existing and future sources of cash, anticipated future earnings, and short-term borrowing capacity are adequate to meet the demands of its operations.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Investments in 50%-owned joint ventures are accounted for by the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

RECLASSIFICATIONS

     Certain previously reported amounts may have been reclassified to conform with the current period presentation.

DISCONTINUED OPERATIONS

     The consolidated statements of operations and notes to the financial statements for the year ended December 31, 2004 have been adjusted to reflect the accounts of Melcor Corporation, a subsidiary sold in October 2005, as discontinued operations. Discontinued operations do not include an allocation of interest expense.

REVENUE RECOGNITION

     Sales are recorded consistent with their related shipping terms upon the passing of title and the risks and rewards of ownership to the customer provided that the amount is fixed and determinable and collection of the related receivable is probable. For a majority of the Company's customers, title and the risks and rewards of ownership pass at the time of shipment. However, certain sales are recorded at the time the products are delivered to the customers. Sales are recorded net of a provision for sales allowances, warranties, and returns. Certain sales of Fedders Islandaire are accounted for using the percentage-of-completion calculated on a cost-to-cost method.

     The Company estimates a provision for sales allowances and for returns at the time of sale considering a number of factors including historical experience, customer buying patterns and programs, and information with respect to customer inventory levels. The Company's sales of room air conditioners are seasonal, and with the exception of certain significant customers with which the Company no longer does business, the Company generally does not allow its customers the right of return of unsold product at the end of the selling season.

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

     Certain of the Company's products are covered by standard product warranty plans that extend from 1 to 5 years. In addition, major retailers have consumer return policies which allow consumers to return product that may be defective in lieu of field service. At the time revenue is recognized, upon shipment, measurements of sales are

                               FEDDERS CORPORATION
reduced by estimates of the future costs associated with fulfilling warranty obligations and for the expense associated with repairing or scrapping defective returns.

     The Company uses historical failure and defective return rates, which may or may not be indicative of future rates. The estimate of warranty and defective return obligations, including the assumptions about estimated failure and return rates, is reevaluated quarterly.

     The following table displays the activity and balances of the product warranty liability:


                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2006           2005           2004
                                             ------------   ------------   ------------


Warranty beginning balance.................     $ 7,552       $  7,333       $  5,641
Accruals for warranties issued during the
  period...................................       9,396         16,676         16,981
Settlements made during the period.........      (9,970)       (16,457)       (15,289)
                                                -------       --------       --------
Warranty ending balance....................     $ 6,978       $  7,552       $  7,333
                                                =======       ========       ========



FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected in other comprehensive loss as a separate component of stockholders' equity/(deficit).

COMPREHENSIVE INCOME/(LOSS)


                                              YEAR ENDED     YEAR ENDED     YEAR ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2006           2005           2004
                                             ------------   ------------   ------------


Net income/(loss)..........................    $(124,624)     $(62,081)      $(26,107)
Other comprehensive income/(loss):
Foreign currency translation, net of tax...        1,364           584          1,076
                                               ---------      --------       --------
Comprehensive income/(loss)................    $(123,260)     $(61,497)      $(25,031)
                                               =========      ========       ========



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

                               FEDDERS CORPORATION

     The following table shows changes in the allowance for doubtful accounts.


                                          BALANCE AT    ADDITIONS                        BALANCE AT
                                           BEGINNING   CHARGED TO                          END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS             OF YEAR      EXPENSE    DEDUCTIONS   OTHER      YEAR
-------------------------------           ----------   ----------   ----------   -----   ----------


For the year ended December 31, 2006....    $3,928       $1,626       $(1,121)   $(672)    $3,761
For the year ended December 31, 2005....     3,278        3,391        (3,294)     553      3,928
For the year ended December 31, 2004....     1,795        1,745          (238)     (24)     3,278


INVENTORIES

     Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company reviews inventory periodically for slow-moving and obsolete items. Write-downs are recorded in the period in which they are identified. Inventories consist of the following:


                                                      DECEMBER 31,   DECEMBER 31,
                                                          2006           2005
                                                      ------------   ------------


Finished goods......................................     $23,633        $52,395
Work-in-process.....................................       1,316          2,694
Raw materials and supplies..........................      16,524         19,224
                                                         -------        -------
Total inventories...................................     $41,473        $74,313
                                                         =======        =======



OTHER CURRENT ASSETS

     Other current assets consist of the following:


                                                      DECEMBER 31,   DECEMBER 31,
                                                          2006           2005
                                                      ------------   ------------


VAT and other receivables...........................     $10,842        $4,446
Prepaid expenses....................................       1,587         1,887
                                                         -------        ------
Total other current assets..........................     $12,429        $6,333
                                                         =======        ======



     VAT and other receivables include a $3,287 escrow from the Polenz sale and a $4,100 receivable from the sale of non-productive land adjacent to the Company's Walkersville, Maryland facility. The Company collected the proceeds from the Walkersville sale in January, 2007, and expects to collect the escrow from the Polenz sale in the second quarter.

PROPERTY, PLANT AND EQUIPMENT

     Replacements, betterments and additions to property, plant and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or

                               FEDDERS CORPORATION
loss is reflected in cost of sales or selling, general and administrative expense, as appropriate. Net property, plant and equipment consist of the following:


                                              ESTIMATED     DECEMBER 31,   DECEMBER 31,
                                             USEFUL LIFE        2006           2005
                                           --------------   ------------   ------------


Land and improvements....................                     $  3,636       $  4,900
Buildings and leasehold improvements.....  10 to 30 years       35,670         35,952
Machinery and equipment..................   3 to 12 years       73,630         71,083
                                                              --------       --------
Property, plant and equipment -- gross...                      112,936        111,935
Accumulated depreciation.................                      (73,594)       (67,392)
                                                              --------       --------
Net property, plant and equipment........                     $ 39,342       $ 44,543
                                                              ========       ========



     In 2006, the Company sold Polenz GmbH and non-productive land adjacent to its Walkersville, Maryland facility. At December 31, 2005, assets at the Company's Columbia, Tennessee facility totaling $843 were classified as "Assets Held for Sale". These assets were sold at their carrying value on February 3, 2006.

     Depreciation is provided on the straight-line basis over the estimated useful life of each asset as noted above. Depreciation expense for the years ended December 31, 2006, 2005, and 2004, was $7,031, $10,645, and $10,706,
respectively.

     The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. Thereafter, based on reasonable assumptions and projections, the Company appropriately records any necessary adjustments. The Company recorded asset impairment charges in the years ended December 31, 2005 and 2006. (see Note 2)

GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company records as goodwill the excess of the purchase price of net tangible and intangible assets acquired over their estimated fair value. Goodwill is not amortized. The Company tests goodwill for impairment at least annually. In 2005, and to better coordinate with a prior change in fiscal year end, the Company elected to change its annual date of goodwill impairment testing from September 1 to October 1. This change enabled the Company to use the budget for the next year which is a critical component of the testing process. Furthermore, the Company would now have adequate time to complete the testing before the next reporting period and would have quarterly data available, which would facilitate testing.

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

     For 2006, the Company recorded a non-cash goodwill impairment charge of $54,011 because the carrying value of goodwill in the HVAC reporting segment exceeded its implied fair value. The Company previously

                               FEDDERS CORPORATION
completed its goodwill impairment tests for 2005 and 2004, and no impairment was recognized. Goodwill and other intangible assets consist of the following:


                                                            ENGINEERED
                                                   HVAC      PRODUCTS      TOTAL
                                                 --------   ----------   --------


Goodwill balance as of December 31, 2004.......  $ 69,469     $8,468     $ 77,937
Acquisition of Islandaire......................     9,582         --        9,582
Effect of foreign currency change..............       460         --          460
Disposal and other.............................      (175)       (79)        (254)
                                                 --------     ------     --------
Goodwill balance as of December 31, 2005.......    79,336      8,389       87,725
Goodwill impairment............................   (54,011)        --      (54,011)
Disposal of Polenz and other...................    (6,217)        --       (6,217)
Effect of foreign currency change..............        (4)        --           (4)
                                                 --------     ------     --------
Goodwill balance as of December 31, 2006.......  $ 19,104     $8,389     $ 27,493
                                                 ========     ======     ========





                                                      DECEMBER 31,   DECEMBER 31,
                                                          2006           2005
                                                      ------------   ------------


Other intangible assets.............................     $ 6,854        $ 7,911
Accumulated amortization............................      (3,127)        (3,185)
                                                         -------        -------
Other intangible assets -- net......................     $ 3,727        $ 4,726
                                                         =======        =======



     Other intangible assets primarily relate to Fedders Islandaire and are being amortized over 2 to 10 years. Amortization expense for the years ended December 31, 2006, 2005, and 2004 was $917, $798, and $204, respectively.
Estimated amortization expense for other intangibles will be approximately $651, $616, $599, $474, $332 for future years one through five, respectively, and $1,055 thereafter.

OTHER ASSETS

     Other assets consist of the following:


                                                      DECEMBER 31,   DECEMBER 31,
                                                          2006           2005
                                                      ------------   ------------


Note due from an executive officer (see Note 11)....     $ 6,000        $ 6,000
Unamortized deferred finance costs, to be amortized
  over the life of the debt.........................       4,000          4,557
Investment in life insurance........................          89          7,399
Supplemental retirement plan assets.................       8,062          8,622
Investment in unconsolidated joint ventures.........       4,867          3,454
Other...............................................       1,564            454
                                                         -------        -------
Other assets........................................     $24,582        $30,486
                                                         =======        =======



     The Company received an advance of $7,291 on its investment in life insurance in 2006. Also in 2006, the Company's investment in unconsolidated joint ventures increased primarily to build a factory in India and from joint venture income. In conjunction with the Company receiving a $10 million supplemental term loan in September 2006, the Company's Chairman agreed to use a portion of his supplemental retirement plan assets to purchase $3,500 of treasury stock at the market price. In October 2006, the Company's Chairman purchased 1,351,352 shares, or $1,500 at the market price (which was valued at $1,300 at December 31, 2006), of the Company's treasury stock with funds from his supplemental retirement plan. In January 2007, the Company's

                               FEDDERS CORPORATION

Chairman purchased 1,890,937 shares, or $2,000 at the market price, of the Company's treasury stock with funds from his supplemental retirement plan. The supplemental retirement plan assets and obligations are recorded as a non-current asset and a non-current liability, respectively.

ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                      DECEMBER 31,   DECEMBER 31,
                                                          2006           2005
                                                      ------------   ------------


Warranty............................................     $ 4,368        $ 4,855
Marketing programs..................................       8,222          8,564
Salaries and benefits...............................       8,573          9,554
Interest............................................       5,849          5,617
Professional fees...................................       2,170          3,319
Tax accrual.........................................       3,305          1,644
Other...............................................       8,599          6,966
                                                         -------        -------
Accrued expenses....................................     $41,086        $40,519
                                                         =======        =======



     Marketing programs include expenses associated with product returns, customer discounts, financing support, sales incentives, and freight costs for product shipments. The costs associated with these accruals are recognized in the period the revenues are reported.

     Advertising expenses are recognized in the period incurred and currently do not include any direct-response advertising or cooperative advertising. Advertising expense for the years ended December 31, 2006, 2005 and 2004 were $1,364, $1,511, and $2,849, respectively.

OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:


                                                      DECEMBER 31,   DECEMBER 31,
                                                          2006           2005
                                                      ------------   ------------


Deferred income tax (see Note 7)....................     $    --        $ 4,944
Warranty............................................       2,609          2,639
Deferred retiree obligation (see Note 11)...........       6,089          8,384
Supplemental retirement plan obligations............       8,062          8,622
Other...............................................       1,491            363
                                                         -------        -------
Other liabilities...................................     $18,251        $24,952
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

SHIPPING AND HANDLING FEES AND COSTS

     Costs associated with the handling and warehousing of finished goods are charged to selling, general and administrative expense. Shipping and handling costs for the years ended December 31, 2006, 2005 and 2004 were $4,694, $8,051, and $8,717, respectively.

                               FEDDERS CORPORATION

RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are charged to selling, general and administrative expense as incurred. Research and development costs for the years ended December 31, 2006, 2005, and 2004 were $6,502, $8,652, and $9,569, respectively.

STOCK COMPENSATION

     The Company implemented SFAS No. 123(R) effective January 1, 2006 using the modified prospective method and, accordingly, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. No pro forma is provided since the Company did not grant stock options in 2004, 2005, or 2006. The Company does not believe that any of the alternative phase-in methods would have a materially different effect on the Company's financial position and results of operations. The Company previously recognized compensation expense over the vesting period of all stock-based compensation awards issued subsequent to January 1, 2002 based upon the fair value of the award as of the date of issuance. The provisions of this Statement did not have a material impact on the Company's financial position and results of operations.

     The Company has granted restricted stock to certain key employees. The restricted stock requires no payment from the recipient and compensation cost is measured based on the market price of the underlying common stock on the grant date and is recorded over the vesting period, normally three to five years. Restricted stock does not have an option for cash payment.

     The following table summarizes restricted stock activity:


                                  DECEMBER 31, 2006        DECEMBER 31, 2005        DECEMBER 31, 2004
                               ----------------------   ----------------------   ----------------------
                                            WEIGHTED                 WEIGHTED                 WEIGHTED
                                             AVERAGE                  AVERAGE                  AVERAGE
                               NUMBER OF   GRANT-DATE   NUMBER OF   GRANT-DATE   NUMBER OF   GRANT-DATE
                                 GRANTS    FAIR VALUE     GRANTS    FAIR VALUE     GRANTS    FAIR VALUE
                               ---------   ----------   ---------   ----------   ---------   ----------


Balance at January 1.........    250,000      $4.33      150,000       $5.70      150,000       $5.70
Granted......................    400,000       2.31      100,000        2.27           --          --
Cancelled or expired.........         --         --           --          --           --          --
Fully vested.................   (150,000)      5.70           --          --           --          --
                                --------      -----      -------       -----      -------       -----
Balance at December 31.......    500,000      $2.30      250,000       $4.33      150,000       $5.70
                                ========      =====      =======       =====      =======       =====



     As of December 31, 2006, the 500,000 outstanding restricted common stock grants had an average remaining contractual term of 51 months, and $1,003 of unrecognized compensation costs were outstanding.

     For the years ended 2006, 2005 and 2004, the company recognized compensation expense (income), related to the amortization of stock based compensation of $415, $270, and $(464) due to eliminating a stock option restriction, respectively. Additionally, the company recognized $215, $191, and $191 in expense for stock grants to non-employee directors in 2006, 2005, and 2004, respectively.

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

                               FEDDERS CORPORATION

RISKS AND UNCERTAINTIES

     Through certain subsidiary companies and joint venture agreements, the Company has operations in a number of countries, including China, India, the United Kingdom, and the Philippines. The Company sold Polenz GmbH, its German distributor of HVAC products, on December 30, 2006. Approximately 64% of the Company's sales are of products produced in the Company's China factories.

     The Company's foreign operations, at times, may be adversely affected by changes in government policies such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports and sources of supply, duties or tariffs, the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of restrictions on currency conversion and remittances abroad, and the expropriation of private enterprise. In addition, policy concerns particular to the United States with respect to a country in which the Company has operations could adversely affect the Company's operations in that country. The Company monitors its operations with a view to minimize the impact on its foreign investments and overall business that could arise as a result of the risks inherent in maintaining operations in foreign countries. During the three years ended December 31, 2006, none of these conditions materially affected the Company's business or operations.

EARNINGS PER SHARE

     Basic earnings/(loss) per common share are computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings/(loss) per common share are computed by adjusting outstanding shares assuming conversion of all potentially dilutive stock options. Due to their anti-dilutive effect, 1,028,750, 1,128,750 and 349,107 options were excluded from the computation of diluted loss per share for the years ended December 31, 2006, 2005, and 2004, respectively. The computation of basic and diluted earnings/(loss) per common share are as follows:


                                              YEAR ENDED    YEAR ENDED    YEAR ENDED
                                             DECEMBER 31   DECEMBER 31   DECEMBER 31,
                                                 2006          2005          2004
                                             -----------   -----------   ------------


Net income/(loss) applicable to common
  stockholders.............................   $(129,198)     $(66,517)     $(30,127)
                                              =========      ========      ========
Weighted average shares outstanding........      31,328        30,629        30,466
Assumed conversion of stock options........          --            --            --
                                              ---------      --------      --------
Dilutive average shares outstanding........      31,328        30,629        30,466
                                              =========      ========      ========
Earnings/(loss) per common share:
  Basic and diluted........................   $   (4.12)     $  (2.17)     $  (0.99)
                                              =========      ========      ========



FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, short term notes and accrued expenses approximates fair value due to the short maturity of these instruments. At December 31, 2006 and 2005, the fair value of long-term debt (including current portion) is estimated to be $98,700 and $115,278, respectively, based on current market rates that could be obtained by the Company for similar debt.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The nature of the Company's business involves managing various financial and market risks, including those related to changes in foreign currency exchange rates. The Company's use of derivative financial instruments is limited primarily to the use of forward foreign currency exchange contracts to mitigate certain foreign currency exchange rate risks relative to Canadian dollar receivables, Euro dollar payables, and Philippine peso payables. Such contracts are considered derivatives but are not designated as hedges. Any changes in fair value are recognized in other income/(expense). The Company did not have any such contracts outstanding as of December 31, 2006 and 2005.

                               FEDDERS CORPORATION

     During the second and third quarters of 2006, the Company entered into foreign currency derivative contracts to hedge against fluctuations in the Canadian dollar. These derivative contracts expired in the second and third quarters of 2006. As a cash flow hedge, changes in the fair value of the derivative contracts were recorded in accumulated other comprehensive income/(loss) in shareholders' equity/(deficit). Amounts in accumulated other comprehensive income/(loss) were reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. The hedges were deemed to be one hundred percent effective because less than the full value of the Canadian dollar receivables were hedged.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2006, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." This Issue is effective for fiscal years beginning after December 15, 2007. This Issue requires that an employer recognize a liability for future benefits based on the substantive agreement with the employee. The Company will adopt this Issue in 2008 and will evaluate, in 2007, the Issue's provisions to determine the potential impact, if any, the adoption will have on the Company's financial statements.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e., prices based on market data independent from the entity) and unobservable inputs (i.e., the entity's own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt this Statement in 2008 and is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". SFAS No. 158 requires companies to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur. Additionally, disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations will be required. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position. SFAS No. 158 was effective for the Company for the year ending December 31, 2006, and the impact of adopting SFAS No. 158 did not have a material impact on the Company's financial statements as is discussed in "Deferred Retiree Obligations and Other Compensation Arrangements".

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB was effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which was December 31, 2006 for the Company. The

                               FEDDERS CORPORATION
impact of adopting SAB No. 108 did not have a material impact on the Company's financial position and results of operations.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007. The Company does not expect that adopting FIN 48 will have a material impact on the Company's financial position and results of operations.

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

2. ASSET IMPAIRMENT, EMPLOYEE SEVERANCE, AND OTHER RESTRUCTURING AND RELATED CHARGES

     In 2006, the Company discontinued selling room air conditioners to The Home Depot and Wal-Mart and discontinued dehumidifier sales due to low profitability. The Company recognized $3,666 ($784 non-cash) of restructuring charges in operating expenses. Non-cash impairment charges relate primarily to writing down assets that will no longer be used. Cash restructuring charges were severance costs of $688, facility closing costs of $391, and closed-facility lease costs of $695.

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

     Implementing the 2005 cost savings strategies resulted in charges for impaired property, plant, and equipment, joint venture investments, and other assets, severance costs, inventory write-downs, facility closing costs, net lease costs, and other restructuring charges directly related to the cost savings strategy. The total amount of the restructuring charges in 2005 was $22,706, with $1,310 included in cost of goods sold and $21,396 shown as

                               FEDDERS CORPORATION
restructuring expenses as a part of operating expenses. Of the total, $2,065 was a cash cost, primarily for severance, and $20,621 was a non-cash charge for asset impairment. As a result of the asset impairment, annual depreciation expense will be reduced by $2,386.

     The following table displays the restructuring reserve account activity from December 31, 2004 to December 31, 2006.


                            DECEMBER 31,                                                                    DECEMBER 31,
                                2004       ADDITIONS   REVERSAL   CASH UTILIZATION   NON-CASH UTILIZATION       2005
                            ------------   ---------   --------   ----------------   --------------------   ------------


Workforce reductions.....       $132        $ 1,548      $(132)        $(1,548)            $     --            $    --
Facility closing costs...         48             --        (48)             --                   --                 --
Asset impairments........         --         19,311         --              --              (19,311)                --
Excess inventory.........         --          1,310         --              --               (1,310)                --
PV of future sublet
  revenue................         --         (1,569)        --              --                   --             (1,569)
Lease costs..............         --          2,106         --            (517)                  --              1,589
Other costs..............        199             --       (199)             --                   --                 --
                                ----        -------      -----         -------             --------            -------
Total....................       $379        $22,706      $(379)        $(2,065)            $(20,621)           $    20
                                ====        =======      =====         =======             ========            =======





                           DECEMBER 31,                                                                    DECEMBER 31,
                               2005       ADDITIONS   REVERSAL   CASH UTILIZATION   NON-CASH UTILIZATION       2006
                           ------------   ---------   --------   ----------------   --------------------   ------------


Workforce reductions.....     $    --       $1,338        --          $  (688)              $  --             $  650
Facility closing costs...          --          744        --             (391)               (353)                --
Asset impairments........          --          343        --               --                (343)                --
Excess inventory.........          --           --        --               --                  --                 --
PV of future sublet
  revenue................      (1,569)         933        --               --                  --               (636)
Lease costs..............       1,589          296        --             (695)                (88)             1,102
Other costs..............          --           12        --               --                  --                 12
                              -------       ------       ---          -------               -----             ------
Total....................     $    20       $3,666       $--          $(1,774)              $(784)            $1,128
                              =======       ======       ===          =======               =====             ======



3.  CONTINGENCIES

     The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on its financial position, results of operations and cash flows.

4.  SHORT-TERM BORROWING

     On March 20, 2007, the Company obtained a new $50 million, 30-month senior secured term loan and a $40 million, 30-month secured revolving credit facility arranged through Goldman Sachs Credit Partners L.P. and repaid the balance outstanding on its existing secured revolving facility and supplemental term loan with Wachovia. The new senior secured term loan has an interest rate of Prime plus 11% or LIBOR plus 12%, and the new revolving credit facility has an interest rate of Prime plus 1% or LIBOR plus 2%. The Company was required to draw the total balance of the senior secured term loan immediately. In addition to repayment of the Wachovia obligations, the loan proceeds will be used to fund working capital requirements. Availability under the new revolving line of credit is based primarily on advance rates on accounts receivable and inventory in the U.S. and Canada. Financial covenants

                               FEDDERS CORPORATION
under the term loan and revolving credit facility will include EBITDA, interest coverage, and secured leverage tests. In addition, the agreement includes restrictions on paying dividends, making acquisitions, and selling assets.

     Following SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced", the Company reclassified the $20,277 balance of short-term borrowings with Wachovia at December 31, 2006 from short-term notes in current liabilities to current and non-current long-term debt.

     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year $75 million secured revolving credit facility with Wachovia Bank. At December 31, 2006 and 2005, the Company had $20,277 (before being reclassified to long-term debt) and $34,599 of short-term borrowing outstanding under this revolving credit facility. Availability under the facility was based primarily on advance rates on accounts receivable and inventory in the U.S. and Canada and required maintenance of certain financial covenants. The maximum amount outstanding under the credit facility was $49,093 during 2006 and $73,139 during fiscal 2005 when the credit line was $100 million. The average amount outstanding and average rate of interest charged on outstanding borrowings under the credit facility were $29,627 and 7.9% in the year ended December 31, 2006 and $48,557 and 5.6% in the year ended December 31, 2005. The rate of interest on the facility was prime rate or LIBOR plus 2%. The Company was required to pay a fee each month equal to one half of one percent (1/2 of 1%) per annum of the unused revolver amount based upon the average daily loan balance. At December 31, 2006, the weighted average interest rate on short-term domestic borrowings was 8.75%.

     The Company also utilized short-term borrowing facilities to support production in its China operations. There was a maximum outstanding balance of $21,900 in China during 2006. At December 31, 2006 and 2005, certain foreign subsidiaries had short-term notes of $17,777 and $22,141, respectively, outstanding under loan agreements with various banks. The current notes bear interest ranging from 5.31% to 6.47% and expire no later than December 2007. At December 31, 2006 and 2005, the outstanding balance under these borrowing facilities was $15,384 and $18,185, and the maximum amount outstanding was $21,872 and $23,128, respectively. The average amount outstanding and average rate of interest charged on outstanding borrowings under these credit facilities were $16,967 and 5.65% in 2006. The average amount outstanding and average rate of interest charged on outstanding borrowings under these credit facilities were $26,518 and 4.90% during 2005. At December 31, 2006, the weighted average interest rate on short-term foreign borrowings was 7.15%.

     In September 2006, the Company received a $10 million supplemental term loan that was to expire on January 26, 2007 and was subsequently extended to March 20, 2007. This loan was repaid with proceeds from the new $50 million senior secured term loan.

                               FEDDERS CORPORATION

5.  LONG-TERM DEBT

     Long-term debt consists of the following:


                                                      DECEMBER 31   DECEMBER 31,
                                                          2006          2005
                                                      -----------   ------------


9 7/8% Senior Subordinated Notes due in 2014
  ($155,000 principal amount less unamortized
  discount of $3,854 and $4,201 as of December 31,
  2006 and 2005, respectively)......................    $151,146      $150,799
Promissory note payable to the State of Illinois....         561           929
Trion Industrial Revenue Bond.......................       3,200         3,200
Eubank Manufacturing Enterprises, Inc. mortgage.....         321           525
Fedders Addison Company mortgage....................       1,902         2,214
Wachovia debt reclassified to long-term (see Note
  4)................................................      20,277            --
Capital lease obligations...........................       2,559         2,916
                                                        --------      --------
Total debt..........................................     179,966       160,583
Less current maturities.............................       2,487         2,470
                                                        --------      --------
Total long-term debt................................    $177,479      $158,113
                                                        ========      ========



     Aggregate amounts of long-term debt, excluding capital leases of $2,559, maturing in each of the years after December 31, 2006 are as follows:


YEAR                       2007     2008      2009    2010    2011    THEREAFTER     TOTAL
----                      ------   ------   -------   ----   ------   ----------   --------


Amount..................  $1,273   $1,109   $19,715   $313   $3,514    $151,483    $177,407


     Aggregate future minimum rental payments under capital leases are as follows:


YEAR                                                              AMOUNT
----                                                              ------


2007............................................................  $1,213
2008............................................................     141
2009............................................................     143
2010............................................................     147
2011............................................................     112
Thereafter......................................................     803
                                                                  ------
Total minimum lease payments....................................   2,559
Less amount representing interest...............................     649
                                                                  ------
Total obligation under capital leases...........................  $1,910
                                                                  ======



     In March 2004, Fedders North America, Inc., a wholly-owned subsidiary of the Company, issued $155,000 in principal amount of 9 7/8% Senior Notes due 2014 ("Senior Notes"). The Company and all of the continuing subsidiaries of FNA are guarantors, on a senior basis, of the notes. FNA may redeem the notes on or after March 1, 2009 for a defined redemption price. The provisions of the notes limit, among other things, the payment of dividends by the subsidiary (see Note
4).

     On June 24, 2005, Fedders North America, Inc. ("FNA"), a wholly-owned subsidiary of the Company, received notice that FNA defaulted on the covenant in the Senior Notes requiring the Company to file a timely Form 10-K for the year ended December 31, 2004. This delay in filing the Form 10-K also resulted in a default under FNA's agreement with Wachovia Bank. On September 13, 2005, FNA received the written consent from holders of the outstanding Senior Notes waiving the default in performance of this covenant and consenting to the adoption of the

                               FEDDERS CORPORATION

First Supplemental Indenture and Waiver (the "First Supplemental Indenture") among Fedders Corporation, FNA, the Guarantors named in the Indenture (the "Guarantors"), and U.S. Bank National Association, as Trustee (the "Trustee").

     In connection with the waiver of the default, the First Supplemental Indenture amended the Indenture as follows:

     - To include the Company under certain covenants of the Indenture;

     - To limit the Company, FNA and the Restricted Subsidiaries, as defined in the First Supplemental Indenture (the "Restricted Subsidiaries"), from making restricted payments during the Waiver Period, including incurring debt obligations, making acquisitions, or paying dividends without sufficient consolidated net income beginning January 1, 2006. The Company suspended declaring dividends after the second quarter of 2005. The amount of unpaid dividends on the Company's Series A Cumulative Preferred Stock was $6,861, or $3.225 per preferred share, at December 31, 2006 and $2,287, or $1.075 per preferred share, at December 31, 2005.

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

     The Eubank Manufacturing Enterprises Inc. mortgage with JP Morgan Chase has an interest rate of 4.25%, is to be paid over the next three years and is collateralized by a mortgage on Eubank's facility.

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


YEAR                        2007     2008     2009     2010     2011    THEREAFTER    TOTAL
----                       ------   ------   ------   ------   ------   ----------   -------


Amount...................  $4,963   $4,888   $4,208   $3,692   $3,379     $7,640     $28,770


     Total rent and licensing expense amounted to $4,667, $7,097, and, $10,811, for the years ended December 31, 2006, 2005, and 2004, respectively.

                               FEDDERS CORPORATION

7.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:


                                              YEAR ENDED     YEAR ENDED     YEAR ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2006           2005           2004
                                             ------------   ------------   ------------


Current: Federal...........................     $    --         $  --        $    756
         State.............................         167           180              34
         Foreign...........................         375            53             817
                                                -------         -----        --------
Total current..............................         542           233           1,607
                                                -------         -----        --------
Deferred: Federal..........................      15,524            --         (15,500)
          State...........................        3,716           (70)           (617)
          Foreign.........................        1,327           (49)           (184)
                                                -------         -----        --------
Total deferred.............................      20,567          (119)        (16,301)
                                                -------         -----        --------
Total......................................     $21,109         $ 114        $(14,694)
                                                =======         =====        ========



     Deferred income tax assets and liabilities result from temporary differences between assets and liabilities for financial reporting and income tax purposes. The components follow:


                                                      DECEMBER 31,   DECEMBER 31,
                                                          2006           2005
                                                      ------------   ------------


Warranty............................................    $  2,466       $  2,560
Plant and equipment and depreciation................       4,986         (3,408)
Employee benefit programs...........................       8,255          6,675
Inventory...........................................       2,691          3,455
Net operating loss and tax credit carry-forwards....      55,554         34,920
Restructuring.......................................          30             76
Other...............................................        (321)          (233)
                                                        --------       --------
Total gross value...................................      73,661         44,045
Valuation allowance.................................     (73,661)       (23,478)
                                                        --------       --------
Total...............................................    $     --       $ 20,567
                                                        ========       ========



     At December 31, 2006 and 2005, $0 and $3,882 of current deferred tax assets were included in current assets, $0 and $21,629 of long-term deferred tax assets were included in non-current assets, and $0 and $4,944 of deferred income tax liabilities were included in other long-term liabilities.

     Based on Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company recorded a valuation allowance against all deferred tax assets in 2006. Accordingly, the reported effective tax rate reflects only provisions for foreign and state income taxes.

                               FEDDERS CORPORATION

     The difference between the United States statutory income tax rate and the consolidated effective income tax rate is due to the following:


                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2006           2005           2004
                                             ------------   ------------   ------------


Expected tax at statutory rate.............    $(36,230)      $(26,405)      $(14,663)
Tax difference on foreign earnings.........          (2)         2,466            410
Valuation allowance reflected in current
  income...................................      50,183         22,497            205
Goodwill impairment........................       8,743             --             --
State taxes, less federal income tax
  benefit..................................      (1,814)          (444)          (371)
Tax benefit of foreign earnings
  repatriation.............................          --             --         (1,110)
Tax on foreign dividends-net...............         (90)           703            204
Other......................................         319          1,297            631
                                               --------       --------       --------
Total......................................    $ 21,109       $    114       $(14,694)
                                               ========       ========       ========



     At December 31, 2006, the Company had U.S. federal and foreign net operating loss carry-forwards of approximately $136,000 and $14,000, respectively. Nearly all of the U.S. federal net operating loss carry-forward is available for utilization over an 18-20 year period, and the foreign net operating loss carry-forwards have various lives.

     In 2006, the Company established a full valuation allowance against its U.S. and foreign net deferred tax assets. The Company will continue to reflect a full valuation allowance against its future tax benefits until an appropriate level of profitability is sustained.

     The American Jobs Creation Act of 2004 was enacted on October 22, 2004 and provides for a limited time an 85% dividend received deduction on the repatriation of specified foreign earnings, effectively taxing those dividends at 5.25%. The Company made its evaluation of this tax benefit and intends to repatriate foreign earnings under this provision, including amounts that the Company reflected in its U.S. tax provision in prior years. Accordingly, the Company reduced its U.S. tax provision at December 31, 2004 by $1,110 for the U.S. tax differential.

8.  REPORTABLE SEGMENTS

     The Company has two reportable segments: Heating, Ventilation, and Air Conditioning ("HVAC") and Engineered Products. The Company's reportable segments were determined based upon several factors, including the nature of the products sold and markets served. Each reportable segment is managed separately and includes various operating units which have been aggregated due to similar economic characteristics.

     The HVAC segment designs, manufactures and distributes window, residential split system condensing units and air handlers, gas furnaces, multi-split systems, through-the-wall, commercial and residential packaged unit air conditioners, residential humidifiers, dehumidifiers and air cleaners. HVAC products are distributed through a variety of sales channels including national retailers, regional retailers, wholesale distributors, catalog supply houses, private label/OEM, government direct and the Internet.

     The Engineered Products segment designs, manufactures and distributes commercial and industrial media filters, electronic filters, humidifiers, dust collectors, and fan filter units. These products are sold through manufacturers' representatives, distributors and direct sales to end-users.

                               FEDDERS CORPORATION

     Summary of Business by Segment:


                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       2006           2005           2004
                                                   ------------   ------------   ------------


Net sales:
  HVAC...........................................    $ 250,682      $267,504       $372,010
  Engineered Products............................       28,573        30,212         27,475
                                                     ---------      --------       --------
Total net sales..................................    $ 279,255      $297,716       $399,485
                                                     =========      ========       ========
Earnings/(loss) by segment before items below:
  HVAC...........................................    $ (21,769)     $(19,844)      $(12,199)
  Engineered Products............................          465         2,079          1,277
                                                     ---------      --------       --------
Total segment earnings/(loss) before items
  below..........................................      (21,304)      (17,765)       (10,922)
                                                     ---------      --------       --------
Goodwill impairment..............................       54,011            --             --
Other asset impairment and restructuring charges
  (credits)......................................        3,666        21,396           (842)
Corporate expenses...............................        2,791        13,984          3,674
(Income)/loss from discontinued operations.......           --       (13,476)        (1,094)
(Income)/loss on debt extinguishments............           --            --          8,075
Interest expense, net............................       21,743        22,298         20,066
Provision/(benefit) for income taxes.............       21,109           114        (14,694)
                                                     ---------      --------       --------
Net income/(loss)................................    $(124,624)     $(62,081)      $(26,107)
                                                     =========      ========       ========





                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
DEPRECIATION AND AMORTIZATION                          2006           2005           2004
-----------------------------                      ------------   ------------   ------------


HVAC.............................................     $6,877         $ 9,198        $ 8,861
Engineered Products..............................      1,021           2,043          1,845(a)
Corporate........................................         50             202            323
                                                      ------         -------        -------
Consolidated depreciation and amortization.......     $7,948         $11,443        $11,029
                                                      ======         =======        =======



--------

   (a) Depreciation and amortization include $357 for Melcor that was sold in 2005.


                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
PROPERTY, PLANT AND EQUIPMENT ADDITIONS                2006           2005           2004
---------------------------------------            ------------   ------------   ------------


HVAC.............................................     $2,727         $7,025         $5,490
Engineered Products..............................        174            938            899(a)
Corporate........................................         18             19            442
                                                      ------         ------         ------
Consolidated property, plant and equipment
  additions......................................     $2,919         $7,982         $6,831
                                                      ======         ======         ======



--------

   (a) Additions include $112 for Melcor that was sold in 2005.

                               FEDDERS CORPORATION

                                                      DECEMBER 31,   DECEMBER 31,
TOTAL ASSETS                                              2006           2005
------------                                          ------------   ------------


HVAC................................................    $113,269       $240,281
Engineered Products.................................      27,666         40,287
Corporate...........................................      40,425         50,486
                                                        --------       --------
Consolidated assets.................................    $181,360       $331,054
                                                        ========       ========



     At December 31, 2006 and 2005, $4,867 and $3,454 of investment in equity method investees were included in total assets of the HVAC segment.

SUMMARY OF NET SALES BY GEOGRAPHIC AREA


                                   U.S.     GERMANY   PHILIPPINES    CANADA   OTHER(1)   CONSOLIDATED
                                 --------   -------   -----------   -------   --------   ------------


Year ended December 31, 2006...  $214,159   $21,930     $10,489     $23,830    $ 8,847     $279,255
Year ended December 31, 2005...   213,705    19,666      12,777      23,704     27,864      297,716
Year ended December 31, 2004...   302,891    30,275      12,654      16,452     37,213      399,485


--------

   (1) "Other" includes the Company's net sales principally to Asia and Europe (excluding countries identified separately) and Mexico.

SUMMARY OF LONG-LIVED ASSETS BY GEOGRAPHIC AREA


                                                   U.S.     OTHER(2)   CONSOLIDATED
                                                 --------   --------   ------------


December 31, 2006 .............................  $ 60,969    $19,681     $ 80,650
December 31, 2005..............................   110,786     34,514      145,300


--------

   (2) "Other" includes long-lived assets located principally in Asia.

     For the years ended December 31, 2006, 2005 and 2004, two HVAC customers, Wal-Mart and The Home Depot, accounted for net sales of 28%, 35%, and 50%, respectively. Sales to Menards for the year ended December 31, 2006 accounted for 11% of net sales. In November, 2005, the Company disclosed it would discontinue selling room air conditioners through The Home Depot retail stores in the United States for 2006 (but would continue to sell to The Home Depot in Canada and Home Depot Supply) due to low profit margins and high working capital requirements. In the fourth quarter of 2006, the Company determined it will no longer sell room air conditioners through Wal-Mart and the remaining The Home Depot business. Consequently, these two customers will no longer be significant revenue sources.

     It is not practical for the Company to report revenues for each product or group of similar products as there is not a uniform product information management system.

9.  CAPITAL STOCK

     On November 8, 2006, the Company's common stock began trading Over The Counter after the New York Stock Exchange ("NYSE") de-listed the Company's common stock because the Company was not in compliance with the NYSE's continuing listing standards. The Company's average market capitalization and stockholders' equity were both less than the required $75 million. Only one of these criteria had to be satisfied.

     On February 22, 2006; June 20, 2006;November 8, 2005;and October 1, 2003, the Company granted certain officers 100,000; 300,000; 100,000; and 150,000 shares, respectively, of restricted Common Stock of the Company. In each case, the officers are not permitted to sell, assign, transfer, pledge or otherwise encumber these shares for three to five years.

                               FEDDERS CORPORATION

     On March 7, 2005, the Company acquired eighty percent of the stock of Islandaire, Inc. for a combination cash and stock. (See Note 12)

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

     Series A Cumulative Preferred Stock: The Series A Cumulative Preferred Stock receives a cumulative annual dividend of $2.15, if and when declared by the Board of Directors, and has a liquidation preference of $25.00 plus the amount of any unpaid dividends. As of December 31, 2006, cumulative unpaid preferred dividends amounted to $6,861, or $3.225 per preferred share.. The holders of the Series A Cumulative Preferred Stock have no right to vote, except in limited circumstances.

     Common Stock: As of December 31, 2006, 2,682,488 shares of Common Stock were reserved for the exercise of stock options and 2,492,401 shares of Common Stock were reserved for the conversion of shares of Class B Stock.

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

     The following table summarizes the number of shares outstanding by class of stock:


                                                 COMMON      CLASS B    PREFERRED
                                                  STOCK       STOCK       STOCK
                                               ----------   ---------   ---------


Balance at December 31, 2003.................  27,923,129   2,493,046     674,837

Stock options exercised......................      38,750          --          --
Stock rights offering........................          --          --   1,195,092
Other........................................      45,838        (535)         --
                                               ----------   ---------   ---------
Balance at December 31, 2004.................  28,007,717   2,492,511   1,869,929

Restricted stock granted.....................     100,000          --          --
Islandaire acquisition.......................     100,000          --     257,484
Other........................................      87,390        (110)         --
                                               ----------   ---------   ---------
Balance at December 31, 2005.................  28,295,107   2,492,401   2,127,413

Restricted stock granted.....................     400,000          --          --
Treasury stock sold to officer...............   1,351,352          --          --
Other........................................      82,984        (220)         --
                                               ----------   ---------   ---------
Balance at December 31, 2006.................  30,129,443   2,492,181   2,127,413

                               FEDDERS CORPORATION

10.  STOCK OPTION PLANS

     The stock option plan, as approved by the stockholders, provides for granting incentive stock options (as defined under current tax laws) and non-qualified stock options to employees and officers. The plan provides for the granting of non-qualified stock options to directors who are not employees. On December 29, 2004, the Company's Board of Directors approved the elimination of vesting restrictions on all outstanding stock options.

     Effective January 1, 2006, the Company adopted FAS 123(R) "Share-Based Payment". The Company intends to measure the fair value of each stock option grant at the date of grant using a Binomial option-pricing model. There were no options granted during 2006, 2005, and 2004. The following assumptions were used in arriving at the fair value of options granted in 2003: risk-free interest rate of 3.0%; and dividend yields of 2.1%; expected volatility of 39%; and expected lives of 5 years. Risk free interest rate reflects the yield on zero-coupon U.S. Treasury securities. Expected dividend yields presume a set dividend rate. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.

     There were no options exercised during 2006 and 2005. Cash receipt from option exercises during 2004 was $118. As of December 31, 2006, there was no unrecognized compensation cost related to nonvested options.

     The stock option plan summary and changes during each period are presented below:


                                YEAR ENDED                 YEAR ENDED                 YEAR ENDED
                               DECEMBER 31,   EXERCISE    DECEMBER 31,   EXERCISE    DECEMBER 31,   EXERCISE
                                   2006       PRICE(1)        2005       PRICE(1)        2004       PRICE(1)
                              -------------   --------   -------------   --------   -------------   --------


Options outstanding at
  beginning of period.......      1,128,750     $4.25        1,474,000     $4.30        1,981,000     $4.10
Granted.....................             --        --               --        --               --
Canceled/Expired............       (100,000)    $4.92         (345,250)    $3.36         (468,000)    $3.56
Exercised...................             --        --               --        --          (39,000)    $3.02
                              -------------     -----    -------------     -----    -------------     -----
Options outstanding at end
  of period.................      1,028,750     $4.18        1,128,750     $4.25        1,474,000     $4.30
                              =============     =====    =============     =====    =============     =====
Options exercisable at end
  of period.................      1,028,750     $4.18        1,128,750     $4.25        1,474,000     $4.30
                              =============     =====    =============     =====    =============     =====
Exercise price per share....  $3.02 - $5.65              $3.02 - $5.65              $3.02 - $5.65
                              =============              =============              =============



--------

   (1) weighted average

11.  DEFERRED RETIREE OBLIGATION AND OTHER COMPENSATION ARRANGEMENTS

     The Company maintains a qualified 401(k) defined contribution plan covering all U.S. employees and non-qualified plan covering certain U.S. employees. Company matching contributions, which were suspended during 2005 except for Islandaire, under the plan were based on the level of individual participant contributions and amounted to $58, $343, and $606 in 2006, 2005, and 2004, respectively. The Company does not have a pension plan, but has retiree agreements with certain retired employees.

     In fiscal 2002, the Company entered into an employment agreement with an officer. The agreement provided for annual base and incentive compensation, a non-interest bearing, uncollateralized loan, which the Company expects to collect over the six-year period following the officer's retirement or termination (see Note 1), a retirement contribution that vests over the life of the agreement and restricted stock, of which a portion vested in January 2004 and a portion vested in January 2007. The Company is amortizing the retirement contribution over the vesting

                               FEDDERS CORPORATION
period and the value of the restricted stock, commencing on the date of grant, over the remaining life of the agreement.

     The Company provides a portion of health care and life insurance benefits for certain retired employees who elect to participate in the Company's plan. SFAS 106 requires accrual accounting for all post-retirement benefits other than pensions. At December 31, 2006 and 2005, post-retirement benefits, although immaterial, were fully accrued with no significant change between these dates.

     The Company has an unfunded deferred retiree obligation for certain retirees. This expense was $620 and $597 for the years ended December 31, 2006 and 2005, respectively. The following tables summarize certain information with respect to this obligation.

                           DEFERRED RETIREE OBLIGATION


                                                       YEAR ENDED     YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2006           2005
                                                      ------------   ------------


CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.............     $10,280        $11,228
Actuarial change....................................      (1,837)            --
Interest cost.......................................         620            597
Actuarial loss......................................         194            132
Benefits paid.......................................      (1,660)        (1,677)
                                                         -------        -------
Benefit obligation at end of year...................     $ 7,597        $10,280
                                                         =======        =======
Weighted-average assumptions as of December 31:
Discount rate.......................................        8.03%          5.75%


     Estimated future payments:


YEAR                                     2007     2008     2009     2010    2011   THEREAFTER
----                                    ------   ------   ------   ------   ----   ----------


Amount................................  $1,661   $1,628   $1,594   $1,561   $772     $1,542


12.  ACQUISITIONS

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

     Islandaire is located in East Setauket, New York and now operates as Fedders Islandaire, Inc. It manufactures and markets specialized through-the-wall packaged terminal air conditioners (PTACs) and heat pumps, primarily for replacement applications in apartment buildings, hotels and motels, and institutional buildings such as schools, offices, hospitals, and nursing homes. Islandaire's replacement PTAC units fit into existing wall openings without alteration to the structure of the building. The addition of Islandaire's products extends the Company's existing commercial HVAC product line. This subsidiary has been included within the HVAC reportable segment.

                               FEDDERS CORPORATION

     The Company has accounted for the acquisition under the purchase method of accounting according to SFAS No. 141, "Business Combinations". The purchase price has been allocated based on estimated fair values as of the acquisition date. The following table represents the purchase price allocation.


                                                             AT MARCH 7, 2005
                                                             ----------------


Cash.......................................................       $   158
Accounts receivable........................................         3,412
Inventory..................................................         3,862
Other current assets.......................................           226
Property, plant and equipment..............................           880
Goodwill...................................................         9,582
Intangible assets:
  Customer relationships (estimated useful life of 10
     years)................................................         3,300
  Engineering drawings (estimated useful life of 2 years)..           300
  Non-competition agreement (estimated useful life of 5.5
     years)................................................         1,100
  Other intangible assets..................................            42
Current liabilities........................................        (5,930)
Long-term debt.............................................          (168)
Minority interest..........................................          (435)
                                                                  -------
Net assets acquired........................................       $16,329
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

     On November 1, 2004, the Company completed the acquisition of a wholly owned air conditioning manufacturing operation in Orlando, Florida, Fedders Addison Company, Inc.("Addison"). The Company accounted for the acquisition under the purchase method of accounting according to SFAS No. 141, and the results of Addison's operations have been included in the consolidated financial statements since that date. Addison manufactures and markets a broad line of air conditioning products primarily serving commercial and institutional markets. The addition of Addison's products extends the Company's existing commercial line from its Fedders Eubank division. This subsidiary is included within the HVAC reportable segment. The acquisition was not material to the Company's operations, financial position, or cash flows, and thus pro-forma information has not been presented.

     The cash purchase price was $7,814, and no goodwill resulted from the transaction. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                                                           AT NOVEMBER 1, 2004
                                                           -------------------


Accounts receivable......................................        $ 3,130
Inventory................................................          3,359
Other current assets.....................................             27
Property, plant, and equipment...........................          4,554
Goodwill.................................................             --
Current liabilities......................................         (3,256)
                                                                 -------
Net assets acquired......................................        $ 7,814
                                                                 =======


                               FEDDERS CORPORATION

     The Company's consolidated financial statements include the operating results of the acquired businesses from the date of acquisition. On a pro forma basis, as if the businesses had been acquired at the beginning of the year, revenue, net income, and earnings per share would not have differed materially from the amounts reported in the consolidated financial statements for the year.

13.  LOAN GUARANTEES

     FASB Interpretation ("FIN") 45, "Guarantor's Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees of subsidiary debt by (the "Parent") and subsidiaries consist of the following at December 31, 2006:

          (i) The Parent guarantees the obligations of FNA under its 9 7/8% Senior Notes due 2014. This is a guarantee of payment of principal and interest on the Senior Notes that arose in connection with the issuance and sale of $155 million in principal amount of the Notes. The Parent would be required to perform under the guarantee in the event FNA failed to pay principal and interest when due or to perform its obligations under the Indenture, including the First Supplemental Indenture, pursuant to which the Notes were issued.

          (ii) Prior to March 20, 2007, the Parent and various subsidiaries guaranteed the obligations of certain subsidiaries under a $75 million working capital line of credit. The line of credit bore interest at Libor +2.5% or the prime rate of Wachovia Bank and was to expire in January 2011. The Parent and guarantor subsidiaries would be required to perform under the guarantees in the event that the borrowing subsidiaries failed to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or failed to comply with the provisions of the credit agreement. The outstanding loan balance at December 31, 2006 was $20.3 million which was paid in full on March 20, 2007.

          (iii) The Parent guarantees the obligations of a subsidiary, Fedders Eubank Company, Inc., under an equipment financing lease in the amount of $3.1 million. The lease bears interest at the rate of 7.16% per annum and expires in December 2007. The Parent would be required to perform under the guarantee in the event Fedders Eubank fails to pay rent when due or fails to comply with the provisions of the lease agreement. The outstanding loan balance at December 31, 2006 was $1.1 million.

          (iv) The Parent guarantees the obligations of a subsidiary, Fedders Eubank Company, Inc., under a mortgage agreement providing for a loan of $1.0 million. The loan has an interest rate of 4.25% and matures in June 2008. The Parent would be required to perform under the guarantee in the event Fedders Eubank fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2006 was $0.3 million.

          (v) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Philippines peso 75 million term loan. The loan bears interest at the rate set by China Bank and matures September 2006. The Parent would be obligated to perform under the guarantee in the event that FK fails to pay the principal of and interest on the loan or fails to comply with the provisions of the loan agreement. The outstanding loan balance at December 31, 2006 was $0.3 million.

          (vi) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Philippines peso 50 million working capital line of credit. The line of credit bears interest at 11.5% per annum and matures September, 2007. The Parent would be required to perform under the guarantee in the event that FK fails to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or fails to comply with the provisions of the credit agreement. The outstanding loan balance at December 31, 2006 was zero.

          (vii) The Parent guarantees the obligations of a subsidiary, Fedders Koppel, Inc. ("FK"), under a Philippines peso 45 million working capital line of credit. The line of credit bears interest at 10.0% per annum

                               FEDDERS CORPORATION
     and matures September, 2006. The Parent would be required to perform under the guarantee in the event that FK fails to repay amounts borrowed under the line of credit and interest and other charges associated therewith, or fails to comply with the provisions of the credit agreement. The outstanding loan balance at December 31, 2006 is $0.4 million.

          The Company also provides loan guarantees to a joint venture which is not consolidated in the Company's financial statements.

          (i) On November 30, 2004, Fedders International, Inc., ("FI") a subsidiary of the Company, guaranteed up to 50% of the obligations of a 50%-owned joint venture, Universal Comfort Products Pvt., Ltd., ("UCPL"), under a Rupees 37.5 million term loan. The loan bears interest at the rate of State Bank Mid Term Loan Rate and matures November 2008. FI would be obligated to perform under the guaranty in the event UCPL fails to pay the principal of and interest on the loan or fails to comply with the terms of the loan agreement. FI has accounted for this guarantee under FIN 45 and recorded less than $0.6 million as a liability associated with this guarantee.

14.  ASSETS HELD FOR SALE

     There were no assets held for sale at December 31, 2006.

     At December 31, 2005, assets at the Company's Columbia, Tennessee facility totaling $843 are classified as "Assets Held for Sale". These assets were sold at their carrying value on February 3, 2006.

     The following table presents the carrying amount, by asset class, of the "Assets Held for Sale":


                                                      DECEMBER 31,   DECEMBER 31,
                                                          2006           2005
                                                      ------------   ------------


Land and land improvements..........................       $--           $184
Building, net.......................................        --            659
Machinery and equipment, net........................        --             --
                                                           ---           ----
                                                           $--           $843
                                                           ===           ====


                               FEDDERS CORPORATION

15.  SUBSEQUENT EVENTS

     On March 20, 2007, the Company obtained a new $50,000 senior secured term loan and a $40,000 secured revolving credit facility arranged through Goldman Sachs Credit Partners L.P. and repaid the balance outstanding on its existing secured revolving facility and supplemental term loan with Wachovia. As a result, $20,277 of debt was reclassified from short-term to long-term in the Company's December 31, 2006 balance sheet (see Note 4). The pro forma impact as if the financing agreement were completed at December 31, 2006 is shown below.


                                                                AT DECEMBER 31, 2006
                                                             -------------------------
                                                             AS REPORTED    PRO FORMA
                                                             -----------   -----------
                                                                           (UNAUDITED)


                                        ASSETS
Cash and cash equivalents..................................   $   4,789     $  17,611
All other current assets...................................      81,427        81,427
                                                              ---------     ---------
          Current assets...................................      86,216        99,038
Non-current assets.........................................      95,144        98,714
                                                              ---------     ---------
Total assets...............................................   $ 181,360     $ 197,752

                    LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
  Short-term notes.........................................   $  17,777     $  17,777
  Current portion of long-term debt........................       2,487         2,487
  Accounts payable.........................................      40,795        30,795
  All other current liabilities............................      41,086        41,086
                                                              ---------     ---------
          Current liabilities..............................     102,145        92,145
Long-term debt.............................................     177,479       204,301
All other liabilities......................................      23,102        23,102
                                                              ---------     ---------
       Total liabilities...................................     302,726       319,548
Stockholders' equity/(deficit):
All other stockholders' equity/(deficit)...................    (121,366)     (122,796)
Warrants...................................................          --         1,000
                                                              ---------     ---------
     Total stockholders' equity/(deficit)..................    (121,366)     (121,796)
Total liabilities and stockholders' equity/(deficit).......   $ 181,360     $ 197,752
                                                              =========     =========


                               FEDDERS CORPORATION

16.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     FNA and the Company are the issuer and the guarantor, respectively, of the $155 million 9 7/8% Senior Notes due 2014. In addition, the subsidiaries of FNA are also guarantors of the notes.

     The Company's and the subsidiaries' guarantees are full and unconditional. The following condensed consolidating financial statements present separate information for FNA and its guarantor subsidiaries, the Parent, and the other non-guarantor subsidiaries and should be read in conjunction with the consolidated financial statements of the Company. The following presentation has been prepared on a historical basis taking into account the guarantor/non-guarantor structure that resulted from the issuance of the Senior Notes due 2014 in March 2004 (see Note 5).

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                      YEAR ENDED DECEMBER 31, 2006
                                      -----------------------------------------------------------
                                       FEDDERS
                                        NORTH      OTHER                ELIMINATING     FEDDERS
                                       AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                      --------   --------   ---------   -----------   -----------


Net sales...........................  $233,830   $ 45,425   $      --     $    --      $ 279,255
Cost of sales.......................   214,176     27,914         284          --        242,374
Selling, general and administrative
  expense(a)........................    39,995     13,031       6,150          --         59,176
Asset impairment, employee severance
  and other restructuring credits...     2,643        660         363          --          3,666
Goodwill impairment.................    44,979      9,032          --          --         54,011
                                      --------   --------   ---------     -------      ---------
Operating income/(loss).............   (67,963)    (5,212)     (6,797)                   (79,972)
Income/(loss) from minority interest
  and net interest in unconsolidated
  subsidiaries......................      (472)       940          --          --            468
Equity income (loss) in investment..        --         --     (89,348)     89,348             --
Interest expense, net(b)............    18,936      2,807          --          --         21,743
Other (income)/expense..............    (2,224)     4,721        (229)         --          2,268
                                      --------   --------   ---------     -------      ---------
Income/(loss) before income taxes...   (85,147)   (11,800)    (95,916)     89,348       (103,515)
Provision for income taxes..........       459        974      19,676          --         21,109
                                      --------   --------   ---------     -------      ---------
Net income/(loss) from continuing
  operations........................   (85,606)   (12,774)   (115,592)     89,348       (124,624)
Income/(loss) from discontinued
  operations........................        --         --          --          --             --
                                      --------   --------   ---------     -------      ---------
Net income/(loss)...................   (85,606)   (12,774)   (115,592)     89,348       (124,624)
Preferred stock dividends...........        --         --       4,574          --          4,574
                                      --------   --------   ---------     -------      ---------
Net income/(loss) applicable to
  common stockholders...............  $(85,606)  $(12,774)  $(120,166)    $89,348      $(129,198)
                                      ========   ========   =========     =======      =========


                               FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS



                                                       YEAR ENDED DECEMBER 31, 2005
                                       -----------------------------------------------------------
                                        FEDDERS
                                         NORTH      OTHER                ELIMINATING     FEDDERS
                                        AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                       --------   --------   ---------   -----------   -----------


Net sales............................  $248,749   $146,715    $     --     $(97,748)     $297,716
Cost of sales........................   222,682    133,106          --      (97,748)      258,040
Selling, general and administrative
  expense(a).........................    45,191     16,375       9,483           --        71,049
Asset impairment, employee severance
  and other restructuring credits....    11,019     10,377          --           --        21,396
                                       --------   --------    --------     --------      --------
Operating income/(loss)..............   (30,143)   (13,143)     (9,483)          --       (52,769)
Income/(loss) from minority interest
  and net interest in unconsolidated
  subsidiaries.......................      (352)       989          --           --           637
Equity income in investment..........        --         --     (62,933)      62,933            --
Interest expense, net(b).............    18,999      2,188       1,111           --        22,298
Other (income)/expense...............      (701)     1,639          75           --         1,013
                                       --------   --------    --------     --------      --------
Income/(loss) before income taxes....   (48,793)   (15,981)    (73,602)      62,933       (75,443)
(Benefit) provision for income
  taxes..............................       127        132        (145)          --           114
                                       --------   --------    --------     --------      --------
Net income/(loss) from continuing
  operations.........................   (48,920)   (16,113)    (73,457)      62,933       (75,557)
Income/(loss) from discontinued
  operations.........................     1,990        110      11,376           --        13,476
                                       --------   --------    --------     --------      --------
Net income/(loss)....................   (46,930)   (16,003)    (62,081)      62,933       (62,081)
Preferred stock dividends............        --         --       4,436           --         4,436
                                       --------   --------    --------     --------      --------
Net income/(loss) applicable to
  common stockholders................  $(46,930)  $(16,003)   $(66,517)    $ 62,933      $(66,517)
                                       ========   ========    ========     ========      ========


                               FEDDERS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATION



                                                       YEAR ENDED DECEMBER 31, 2004
                                       -----------------------------------------------------------
                                        FEDDERS
                                         NORTH      OTHER                ELIMINATING     FEDDERS
                                        AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                       --------   --------   ---------   -----------   -----------


Net sales............................  $333,700   $217,754    $     --    $(151,969)     $399,485
Cost of sales........................   295,109    200,895          --     (151,969)      344,035
Selling, general and administrative
  expense(a).........................    48,314     21,373       2,128           --        71,815
Asset impairment, employee severance
  and other restructuring credits....      (842)        --          --           --          (842)
                                       --------   --------    --------    ---------      --------
Operating income/(loss)..............    (8,881)    (4,514)     (2,128)          --       (15,523)
Income/(loss) from minority interest
  and net interest in unconsolidated
  subsidiaries.......................        --       (141)         --           --          (141)
Equity income in investment..........        --         --     (24,853)      24,853            --
Interest expense, net(b).............    17,531      2,296         239           --        20,066
Loss on debt extinguishment..........     8,075         --          --           --         8,075
Other (income)/expense...............      (742)      (781)       (387)          --        (1,910)
                                       --------   --------    --------    ---------      --------
Income/(loss) before income taxes....   (33,745)    (6,170)    (26,833)      24,853       (41,895)
(Benefit) provision for income
  taxes..............................   (11,810)    (2,158)       (726)          --       (14,694)
                                       --------   --------    --------    ---------      --------
Net income/(loss) from continuing
  operations.........................   (21,935)    (4,012)    (26,107)      24,853       (27,201)
Income/(loss) from discontinued
  operations.........................     1,094         --          --           --         1,094
                                       --------   --------    --------    ---------      --------
Net income/(loss)....................   (20,841)    (4,012)    (26,107)      24,853       (26,107)
Preferred stock dividends............        --         --       4,020           --         4,020
                                       --------   --------    --------    ---------      --------
Net income/(loss) applicable to
  common stockholders................  $(20,841)  $ (4,012)   $(30,127)   $  24,853      $(30,127)
                                       ========   ========    ========    =========      ========


                               FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS



                                                         AS OF DECEMBER 31, 2006
                                      ------------------------------------------------------------
                                       FEDDERS
                                        NORTH       OTHER                ELIMINATING     FEDDERS
                                       AMERICA     FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                      ---------   --------   ---------   -----------   -----------


                                              ASSETS
Current assets:
Cash and cash equivalents...........  $   1,490   $  2,597   $     702     $     --     $   4,789
Net accounts receivable.............     20,982      6,543          --           --        27,525
Inventories.........................     30,604     10,869          --           --        41,473
Other current assets................      5,356      6,356         717           --        12,429
                                      ---------   --------   ---------     --------     ---------
Total current assets................     58,432     26,365       1,419           --        86,216
Investments in subsidiaries.........         --         --    (185,804)     185,804            --
Net property, plant and equipment...     24,544     14,733          65           --        39,342
Goodwill............................     27,493         --          --           --        27,493
Other intangible assets.............      3,727         --          --           --         3,727
Other assets........................      3,821      5,373      15,388           --        24,582
                                      ---------   --------   ---------     --------     ---------
Total assets........................  $ 118,017   $ 46,471   $(168,932)    $185,804     $ 181,360
                                      =========   ========   =========     ========     =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Short-term notes....................  $      --   $ 17,777   $      --     $     --     $  17,777
Current portion of long-term debt...      2,487         --          --           --         2,487
Accounts payable....................     13,124     23,218       4,453           --        40,795
Accrued expenses....................     24,545      7,322       9,219           --        41,086
                                      ---------   --------   ---------     --------     ---------
Total current liabilities...........     40,156     48,317      13,672           --       102,145
Long-term debt......................    177,479         --          --           --       177,479
Other long-term liabilities.........      5,171      3,829      14,102           --        23,102
Net due to (from) affiliates........     44,450     30,887     (75,337)          --            --
                                      ---------   --------   ---------     --------     ---------
Total liabilities...................    267,256     83,033     (47,563)          --       302,726
                                      ---------   --------   ---------     --------     ---------
Stockholders' equity/(deficit):
Preferred Stock.....................          5         --          21           (5)           21
Common and Class B Stock............         --         --         398           --           398
Additional paid-in capital..........     26,938     27,403     115,487      (54,341)      115,487
Retained earnings/(deficit)(f)......   (176,364)   (64,935)   (205,574)     241,302      (205,571)
Deferred compensation and treasury
  stock.............................         --         --     (32,973)          --       (32,973)
Accumulated other comprehensive
  loss..............................        182        970       1,272       (1,152)        1,272
                                      ---------   --------   ---------     --------     ---------
Total stockholders'
  equity/(deficit)..................   (149,239)   (36,562)   (121,369)     185,804      (121,366)
                                      ---------   --------   ---------     --------     ---------
Total liabilities and stockholders'
  equity/(deficit)..................  $ 118,017   $ 46,471   $(168,932)    $185,804     $ 181,360
                                      =========   ========   =========     ========     =========


                               FEDDERS CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS



                                                        AS OF DECEMBER 31, 2005
                                      -----------------------------------------------------------
                                       FEDDERS
                                        NORTH      OTHER                ELIMINATING     FEDDERS
                                       AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                      --------   --------   ---------   -----------   -----------


                                              ASSETS
Current assets:
Cash and cash equivalents...........  $  6,455   $  6,300    $  1,662     $     --      $ 14,417
Net accounts receivable.............    32,275      9,882          --           --        42,157
Inventories.........................    55,704     18,609          --           --        74,313
Other current assets................     3,764      3,762       8,872       (5,340)       11,058
                                      --------   --------    --------     --------      --------
Total current assets................    98,198     38,553      10,534       (5,340)      141,945
Investments in subsidiaries.........        --         --     (89,539)      89,539            --
Net property, plant and equipment...    27,356     17,092          95           --        44,543
Goodwill............................    72,980     14,745          --           --        87,725
Other intangible assets.............     4,726         --          --           --         4,726
Other assets........................     4,594      5,198      42,323           --        52,115
                                      --------   --------    --------     --------      --------
Total assets........................  $207,854   $ 75,588    $(36,587)    $ 84,199      $331,054
                                      ========   ========    ========     ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Short-term notes....................  $ 34,599   $ 22,141    $     --     $     --      $ 56,740
Current portion of long-term debt...     2,351        119          --           --         2,470
Accounts payable....................    14,773     29,154          34           --        43,961
Accrued expenses....................    22,835      6,047      11,637           --        40,519
                                      --------   --------    --------     --------      --------
Total current liabilities...........    74,558     57,461      11,671           --       143,690
Long-term debt......................   156,764      1,349          --           --       158,113
Other long-term liabilities.........     2,817      9,735      22,101       (5,340)       29,313
Net due to (from) affiliates........    37,539     32,758     (70,297)          --            --
                                      --------   --------    --------     --------      --------
Total liabilities...................   271,678    101,303     (36,525)      (5,340)      331,116
                                      --------   --------    --------     --------      --------
Stockholders' equity/(deficit):
Preferred Stock.....................         5         --          21           (5)           21
Common and Class B Stock............        --         --         392           --           392
Additional paid-in capital..........    26,927     26,542     115,523      (53,469)      115,523
Retained earnings/(deficit)(f)......   (90,757)   (52,164)    (76,235)     142,921       (76,235)
Deferred compensation and treasury
  stock.............................        --         --     (39,671)          --       (39,671)
Accumulated other comprehensive
  loss..............................         1        (93)        (92)          92           (92)
                                      --------   --------    --------     --------      --------
Total stockholders'
  equity/(deficit)..................   (63,824)   (25,715)        (62)      89,539           (62)
                                      --------   --------    --------     --------      --------
Total liabilities and stockholders'
  equity/(deficit)..................  $207,854   $ 75,588    $(36,587)    $ 84,199      $331,054
                                      ========   ========    ========     ========      ========


                               FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                       YEAR ENDED DECEMBER 31, 2006
                                        ----------------------------------------------------------
                                         FEDDERS
                                          NORTH     OTHER                ELIMINATING     FEDDERS
                                         AMERICA   FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                        --------   -------   ---------   -----------   -----------


Net cash provided by/(used in)
  operating activities................  $  5,259   $(6,948)   $ 6,993        $--         $  5,304
                                        --------   -------    -------        ---         --------
Net additions to property, plant and
  equipment...........................    (1,216)   (1,685)       (18)        --           (2,919)
Sale of Polenz........................        --     7,544         --         --            7,544
Less: escrow associated with Polenz...        --    (3,600)        --         --           (3,600)
Disposal of property, plant and
  equipment...........................      (536)      818        825         --            1,107
                                        --------   -------    -------        ---         --------
Net cash provided by/(used in)
  investing activities................    (1,752)    3,077        807         --            2,132
                                        --------   -------    -------        ---         --------
Net proceeds from/(repayments of)
  short-term notes....................   (14,322)   (4,364)        --         --          (18,686)
Net proceeds from/(repayments of)
  long-term debt......................    (1,242)    5,340     (5,340)        --           (1,242)
Proceeds from the sale of treasury
  stock...............................        --        --      1,500         --            1,500
Change in net due to/(from)
  affiliate...........................     6,911    (1,871)    (5,040)        --               --
                                        --------   -------    -------        ---         --------
Net cash provided by/(used in)
  financing activities................    (8,653)     (895)    (8,880)        --          (18,428)
                                        --------   -------    -------        ---         --------
Other.................................       181     1,063        120         --            1,364
Net increase/(decrease) in cash and
  cash equivalents....................    (4,965)   (3,703)      (960)        --           (9,628)
Cash and cash equivalents at beginning
  of year.............................     6,455     6,300      1,662         --           14,417
                                        --------   -------    -------        ---         --------
Cash and cash equivalents at end of
  year................................  $  1,490   $ 2,597    $   702        $--         $  4,789
                                        ========   =======    =======        ===         ========


                               FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS



                                                       YEAR ENDED DECEMBER 31, 2005
                                        ----------------------------------------------------------
                                         FEDDERS
                                          NORTH     OTHER                ELIMINATING     FEDDERS
                                         AMERICA   FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                        --------   -------   ---------   -----------   -----------


Net cash provided by/(used in)
  operating activities................  $ 16,195   $(4,844)   $(11,844)      $--         $  (493)
                                        --------   -------    --------       ---         -------
Net additions to property, plant and
  equipment...........................    (1,827)   (6,047)         --        --          (7,874)
Sale of Melcor........................        --        --      17,124        --          17,124
Acquisition of Islandaire Inc. .......    (9,426)       --          --        --          (9,426)
                                        --------   -------    --------       ---         -------
Net cash provided by/(used in)
  investing activities................   (11,253)   (6,047)     17,124        --            (176)
                                        --------   -------    --------       ---         -------
Net proceeds from/(repayments of)
  short-term notes....................     4,504    (7,100)         --        --          (2,596)
Net proceeds from/(repayments of)
  long-term debt......................    (1,623)      (84)         --        --          (1,707)
Cash dividends........................        --        --      (3,978)       --          (3,978)
Change in net due to/(from)
  affiliate...........................    (4,146)    9,262      (5,116)       --              --
                                        --------   -------    --------       ---         -------
Net cash provided by/(used in)
  financing activities................    (1,265)    2,078      (9,094)       --          (8,281)
                                        --------   -------    --------       ---         -------
Other.................................        --       584          --        --             584
Net increase/(decrease) in cash and
  cash equivalents....................     3,677    (8,229)     (3,814)       --          (8,366)
Cash and cash equivalents at beginning
  of year.............................     2,778    14,529       5,476        --          22,783
                                        --------   -------    --------       ---         -------
Cash and cash equivalents at end of
  year................................  $  6,455   $ 6,300    $  1,662       $--         $14,417
                                        ========   =======    ========       ===         =======


                               FEDDERS CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                       YEAR ENDED DECEMBER 31, 2004
                                       -----------------------------------------------------------
                                        FEDDERS
                                         NORTH      OTHER                ELIMINATING     FEDDERS
                                        AMERICA    FEDDERS   CORPORATE     ENTRIES     CORPORATION
                                       ---------   -------   ---------   -----------   -----------


Net cash provided by/(used in)
  operating activities...............  $     633   $(8,518)   $(15,032)      $--        $ (22,917)
                                       ---------   -------    --------       ---        ---------
Net additions to property, plant and
  equipment..........................     (1,365)   (3,744)       (102)       --           (5,211)
Investment in joint venture..........         --    (1,029)         --        --           (1,029)
Acquisition of businesses............     (7,814)       --          --        --           (7,814)
                                       ---------   -------    --------       ---        ---------
Net cash provided by/(used in)
  investing activities...............     (9,179)   (4,773)       (102)       --          (14,054)
                                       ---------   -------    --------       ---        ---------
Net proceeds from/(repayments of)
  short-term notes...................     28,330    (1,205)         --        --           27,125
Net proceeds from/(repayments of)
  long-term debt.....................        791    (1,717)         --        --             (926)
Proceeds from stock options
  exercised..........................         --        --         117        --              117
Cash dividends.......................         --        --      (7,672)       --           (7,672)
Proceeds from stock rights offering..         --        --      28,323        --           28,323
Net proceeds from issuance of 9 7/8%
  Senior Note........................    150,245        --          --        --          150,245
Repayments of 9 3/8% Senior
  Subordinated Notes.................   (150,000)       --          --        --         (150,000)
Call premium and deferred financing
  charges............................    (10,356)       --          --        --          (10,356)
Other................................         --        --        (221)       --             (221)
Change in net due to/(from)
  affiliate..........................    (21,343)   21,280          63        --               --
                                       ---------   -------    --------       ---        ---------
Net cash provided by/(used in)
  financing activities...............     (2,333)   18,358      20,610        --           36,635
                                       ---------   -------    --------       ---        ---------
Other................................         --     1,076          --        --            1,076
Net increase/(decrease) in cash and
  cash equivalents...................    (10,879)    6,143       5,476        --              740
Cash and cash equivalents at
  beginning of year..................     13,657     8,386          --        --           22,043
                                       ---------   -------    --------       ---        ---------
Cash and cash equivalents at end of
  year...............................  $   2,778   $14,529    $  5,476       $--        $  22,783
                                       =========   =======    ========       ===        =========


                               FEDDERS CORPORATION

  INTERCOMPANY TRANSACTIONS

     The historical condensed consolidating financial statements presented above include the following transactions between FNA and the Company:

          a) The Company charges corporate overhead to FNA essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to $9,353 $9,950, and $13,348 for the years ended December 31, 2006, 2005 and
     2004, respectively.

          b) FNA's interest expense reflects actual interest charges on the Senior Subordinated Notes, State of Illinois Promissory Note, capital lease obligations, and a revolving line of credit.

          c) FNA's depreciation and amortization for the years ended December 31, 2006, 2005 and 2004, amounted to $4,291, $7,192 and $7,855, respectively. Capital expenditures for the years ended December 31, 2006, 2005 and 2004, amounted to 1,216, $1,176, and $2,677, respectively.

          d) The Company guarantees FNA's obligations under FNA's revolving credit facility.

          e) The Company's stock option plan includes FNA's employees.

          f) In the year ended December 31, 2006, 2005 and 2004, FNA did not declare a dividend.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fedders Corporation

     We have audited the accompanying consolidated balance sheets of Fedders Corporation and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fedders Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

     We also audited the adjustments for discontinued operations described in
Note 1 to the consolidated financial statements that were applied to restate the 2004 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2007 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of material weaknesses.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses, significant negative working capital, and decreases in cash and cash equivalents for the last two years and has a substantial stockholders' deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 on page 41 of this Form 10-K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its annual date for testing goodwill impairment from September 1 to October 1.

/s/ UHY LLP

New York, New York
March 28, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fedders Corporation:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Fedders Corporation and subsidiaries (the "Company") for the year ended December 31, 2004 (prior to the effects of the discontinued operation discussed in Note 1 to the consolidated financial statements), none of which are presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Fedders Corporation and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Parsippany, New Jersey
September 30, 2005

                  FEDDERS CORPORATION QUARTERLY FINANCIAL DATA
      (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)



                                                            QUARTER ENDED 2006
                                           ---------------------------------------------------    YEAR ENDED
                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                              2006       2006          2006           2006           2006
                                           ---------   --------   -------------   ------------   ------------
                                                              (UNAUDITED)


Net sales...............................    $99,701    $ 95,567      $ 51,178       $ 32,809       $ 279,255
Gross profit............................     12,695      13,689         8,731          1,766          36,881
Income/(loss) from continuing operations
  before taxes(a).......................     (8,524)     (8,586)      (11,528)       (74,877)       (103,515)
Income/(loss) from continuing
  operations(b).........................     (8,801)     (8,901)      (11,643)       (95,279)       (124,624)
Income/(loss) from discontinued
  operations............................         --          --            --             --              --
Net income/(loss).......................     (8,801)     (8,901)      (11,643)       (95,279)       (124,624)
Net income/(loss) applicable to common
  stockholders..........................     (9,944)    (10,045)      (12,786)       (96,423)       (129,198)
Comprehensive income/(loss).............     (8,023)     (9,344)      (10,470)       (95,423)       (123,260)
Basic and diluted earnings/(loss) per
  common share(c)
     Continuing operations..............      (0.32)      (0.32)        (0.41)         (3.07)          (4.12)
     Discontinued operations............         --          --            --             --              --
Basic and diluted earnings/(loss) per
  common share..........................      (0.32)      (0.32)        (0.41)         (3.07)          (4.12)
Market price per share of common stock
  High..................................       1.73        3.04          2.45           1.38            3.04
  Low...................................       0.87        1.57          1.18           0.77            0.77





                                                        QUARTER ENDED 2005
                                       ---------------------------------------------------    YEAR ENDED
                                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                          2005       2005          2005           2005           2005
                                       ---------   --------   -------------   ------------   ------------
                                                          (UNAUDITED)


Net sales...........................    $72,898    $122,732      $ 63,110       $ 38,976       $297,716
Gross profit........................     13,612      23,100         7,913         (4,949)(e)     39,676
Income/(loss) from continuing
  operations before taxes(a)........     (8,504)     (1,966)      (19,002)       (45,971)       (75,443)
Income/(loss) from continuing
  operations........................     (8,732)     (2,085)      (18,918)       (45,822)       (75,557)
Income/(loss) from discontinued
  operations(d).....................        635         698           561         11,582         13,476
Net income/(loss)...................     (8,097)     (1,387)      (18,357)       (34,240)       (62,081)
Net income/(loss) applicable to
  common stockholders...............     (9,102)     (2,531)      (19,502)       (35,382)       (66,517)
Comprehensive income/(loss).........     (8,383)     (2,074)      (17,888)       (33,152)       (61,497)
Basic and diluted earnings/(loss)
  per common share(c)
     Continuing operations..........      (0.32)      (0.11)        (0.65)         (1.53)         (2.61)
     Discontinued operations........       0.02        0.03          0.02           0.37           0.44
Basic and diluted earnings/(loss)
  per common share..................      (0.30)      (0.08)        (0.63)         (1.16)         (2.17)
Market price per share of common
  stock
  High..............................       3.66        2.95          2.84           2.43           3.66
  Low...............................       2.83        1.91          1.76           1.65           1.65


--------

(a) In 2006, the Company recorded restructuring charges of $0.6 million during the second quarter, $1.6 million during the third quarter, and $1.5 million during the fourth quarter related to discontinuing to sell room air conditioners and dehumidifiers to The Home Depot and Wal-Mart.

      In 2005, the Company recorded restructuring charges of $2.7 million during the third quarter and $20.0 million during the fourth quarter to close and consolidate several manufacturing and warehousing facilities.

(b) Operating expenses for 2006, include goodwill impairment in the HVAC segment of $54.0 million, and tax expense includes full allowance against all of its deferred tax assets of $20.6 million. Also in 2006, the Company recognized a loss of $3.1 million on the sale of the capital stock of Polenz GmbH for $7.5 million and a gain of $2.6 million on the $4.1 million sale of non-productive land adjacent to its Walkersville, Maryland facility.

   (c) Quarterly earnings per share may not add to earnings per share for the year due to rounding and changes in the number of weighted average shares outstanding.

   (d) The Company sold its Melcor Corporation subsidiary in the fourth quarter of 2005 recognizing a gain of $11.4 million.

   (e) Gross margin was negative for the fourth quarter of 2005 as it was affected by lower sales volume, $7.0 million of additional warranty costs and sales accruals for chargebacks related to the decision not to continue selling products to one large customer, and $1.3 million in costs associated with the implementation of the restructuring plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        FEDDERS CORPORATION

                                        By:    /s/ ROBERT L. LAURENT, JR.
                                            ------------------------------------
                                                   Robert L. Laurent, Jr.
                                                  Executive Vice President,
                                                  Finance and Acquisitions
                                                 and Chief Financial Officer

March 30, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                              TITLE                        DATE
           ---------                              -----                        ----



/s/ Salvatore Giordano, Jr.         Executive Chairman and a Director     March 30, 2007
-------------------------------
    Salvatore Giordano, Jr.

    /s/ Michael Giordano           Chief Executive Officer, President,    March 30, 2007
-------------------------------                    and
        Michael Giordano             a Director (Principal Executive
                                                 Officer)

   /s/ William J. Brennan                        Director                 March 30, 2007
-------------------------------
       William J. Brennan

     /s/ David C. Chang                          Director                 March 30, 2007
-------------------------------
         David C. Chang

   /s/ Michael L. Ducker                         Director                 March 30, 2007
-------------------------------
       Michael L. Ducker

    /s/ Joseph Giordano                          Director                 March 30, 2007
-------------------------------
        Joseph Giordano

    /s/ Howard S. Modlin                         Director                 March 30, 2007
-------------------------------
        Howard S. Modlin

    /s/ Herbert A. Morey                         Director                 March 30, 2007
-------------------------------
        Herbert A. Morey

    /s/ S. A. Muscarnera                         Director                 March 30, 2007
-------------------------------
        S. A. Muscarnera

    /s/ Anthony E. Puleo                         Director                 March 30, 2007
-------------------------------
        Anthony E. Puleo

   /s/ Jitendra V. Singh                         Director                 March 30, 2007
-------------------------------
       Jitendra V. Singh

 /s/ Robert L. Laurent, Jr.         Executive Vice President, Finance     March 30, 2007
-------------------------------        and Acquisitions (Principal
     Robert L. Laurent, Jr.                 Financial Officer)

    /s/ Mark D. Mishler              Corporate Controller (Principal      March 30, 2007
-------------------------------            Accounting Officer)
        Mark D. Mishler