Form 10-K/A
period 2006-12-31
FEDDERS CORP /DE
filed 2007-04-30
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8831

Fedders Corporation
(Exact name of Registrant as specified in its charter)

Delaware	22-2572390
(State of Incorporation)	(I.R.S. Employer Identification No.)
505 Martinsville Road,	07938-0813
Liberty Corner, NJ	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:
(908) 604-8686

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	Over The Counter
Series A Cumulative Preferred Stock, $0.01 par value	Over The Counter

Securities Registered Pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Role 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑     No ☐

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

As of the close of business on March 1, 2007, there were outstanding 29,528,199 shares of the Registrant’s Common Stock and 2,492,181 shares of its Class B Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2006 (the “Form 10-K”).

The Registrant hereby amends the Form 10-K by filing the items comprising the Part III information.

Except as described above, no other changes have been made to the original filing. This Amendment continues to speak as of the date of the original filing, and the Registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the original filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Listed below are all of the directors of the Company. Set forth opposite the name of each director are his age, principal occupation for the past five years, the name and principal business of any corporation or other organization in which such employment is carried on and other business directorships held by the director.

Name	Principal Occupation and Age	Director Since

Sal Giordano, Jr.	Executive Chairman(1)(2); 68	1965
William J. Brennan	Financial Consultant(3); 79	1980
Dr. David C. Chang	Chancellor, Polytechnic University(4); 65	1998
Michael L. Ducker	President, International, FedEx Express(5); 53	2000
Joseph Giordano	Retired(1)(6); 74	1961
Michael Giordano	President and Chief Executive Officer of Fedders(1)(7); 43	2004
Howard S. Modlin	President, Weisman Celler Spett & Modlin, P.C.(8); 76	1977
Herbert A. Morey	Retired(9); 65	2005
S. A. Muscarnera	Retired(1)(10); 67	1982
Anthony E. Puleo	President, Puleo International, Inc.(11); 72	1994
Dr. Jitendra V. Singh	Professor, Wharton School — University of Pennsylvania(12); 53	2004

(1)	Mr. Joseph Giordano is the brother, Mr. Michael Giordano is the son and Mr. Muscarnera is the cousin, of Mr. Sal Giordano, Jr.

(2)	Mr. Sal Giordano, Jr. has been associated with Fedders in an executive capacity for more than five years. He is also currently the Chairman of the Executive Committee of the Board.

(3)	Mr. Brennan has been a financial consultant since 1989. He previously served as a director of Fedders from 1980 to 1987, and was again elected a director in 1989. Mr. Brennan is also currently a member of the Audit Committee of the Board.

(4)	Dr. Chang is Chancellor and, previously, President of Polytechnic University, located at Six Metrotech Center, Brooklyn, New York 11201. Prior to that, Dr. Chang was Dean of the College of Engineering and Applied Sciences at Arizona State University. Dr. Chang is currently a member of the Compensation, Finance and Nominating and Corporate Governance Committees of the Board. In addition, Dr. Chang serves on the board of AXT, a NASDAQ company, and Time Warner Cable, a wholly owned subsidiary of Time Warner.

(5)	Mr. Ducker has been President, International, FedEx Express, located at 3610 Hacks Cross Road, Memphis, Tennessee 38125, since June 1, 2006. From 1999 to June 2006, Mr. Ducker was Executive Vice President, International of Federal Express Corporation. He has been with Federal Express Corporation since 1975. Mr. Ducker is a member of the Audit and Compensation Committees of the Board.

(6)	Mr. Joseph Giordano is retired. He was a Senior Vice President of Fedders until his retirement on August 31, 1992 and, subsequently, President of NYCOR, Inc. until its merger into Fedders on August 13, 1996. Mr. Giordano is currently a member of the Executive and Finance Committees of the Board.

(7)	Mr. Michael Giordano has been associated with Fedders in an executive capacity for more than five years. He is currently the President and Chief Executive Officer of Fedders. Mr. Giordano is a member of the Finance Committee of the Board.

(8)	For more than five years, Mr. Modlin has been the President of the law firm of Weisman Celler Spett & Modlin, P.C., located at 445 Park Avenue, New York, New York 10022. Mr. Modlin is also chairman of the board of directors of General DataComm Industries, Inc. and a director of Trans-Lux Corporation. Mr. Modlin is currently Chairman of the Compensation Committee and a member of the Executive and Audit Committees of the Board.

(9)	Mr. Morey is a retired partner with Ernst & Young LLP, where he served in various capacities from 1962 through 2002. He is Chairman of the Audit Committee of the Board.

(10)	Mr. Muscarnera is retired. He was Senior Vice President and Secretary of Fedders prior to his retirement on August 31, 1996. Mr. Muscarnera served in various capacities with Fedders for over 39 years, including human resources and legal. Mr. Muscarnera is currently Chairman of the Finance Committee and a member of the Executive Committee of the Board.

(11)	For more than five years, Mr. Puleo has been the President of Puleo International, Inc. located at 3630 Kennedy Road, South Plainfield, New Jersey 07080. Puleo International, Inc. is an importer of seasonal products. Prior to that, Mr. Puleo was President of Boulderwood Corporation. Mr. Puleo is currently Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee of the Board.

(12)	Dr. Singh has been the Saul P. Steinberg Professor, Department of Management, at the Wharton School of the University of Pennsylvania since 2001. Prior to that he was the Vice Dean, International Academic Affairs at the Wharton School. Dr. Singh is currently a member of the Audit and Nominating and Corporate Governance Committees of the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to Fedders related to transactions during the fiscal year ended December 31, 2006, Fedders believes that all reports required by Section 16(a) of the Exchange Act were filed on a timely basis.

CODE OF ETHICS FOR FINANCIAL OFFICERS

The Board of Directors of Fedders approved a Code of Business Conduct and Ethics (“Code of Ethics”) on October 22, 2002. The Code of Ethics applies to all employees of Fedders including the principal executive officer, principal financial officer, principal accounting officer and controller. Each year, every employee of Fedders must sign a statement acknowledging that they have received and read a copy of the Code of Ethics and agree to comply fully with the standards, policies and procedures contained in the Code of Ethics and Fedders’ related policies and procedures. Portions of the Code of Ethics contain the standards of conduct for all financial officers of Fedders. A copy of the Code of Ethics is posted on Fedders’ website at http://www.fedders.com.

AUDIT COMMITTEE

Fedders has a standing Audit Committee. The Audit Committee consists of five directors, Messrs. Herbert A. Morey, William J. Brennan, Michael L. Ducker, Howard S. Modlin and Jitendra V. Singh, each of whom is “independent” as that term is defined in Sections 303.01 (B)(2)(a) and (3) of the New York Stock Exchange (“NYSE”) listing standards and regulations of the Securities and Exchange Commission (“SEC”), and all members are financially literate as required by the applicable NYSE listing standards. In addition, the Board has determined that Messrs. William J. Brennan and Herbert A. Morey have the financial experience required by the applicable NYSE listing standards and are “audit committee financial experts” as defined by applicable standards of the SEC.

Item 11.	Executive Compensation

The following information is furnished as to all compensation paid by Fedders and its subsidiaries during the fiscal year ended December 31, 2006 to the principal executive officer, principal financial officer and the three other highest paid executive officers of Fedders whose aggregate compensation exceeded $100,000.

Compensation Discussion and Analysis

General

We compensate our senior management primarily with a combination of base salary and bonus and, on a limited basis, with equity compensation, which is designed to be competitive with comparable companies and to align management’s compensation with the interests of our stockholders. Our principal objective in designing our compensation program is to attract and retain qualified individuals at all levels of management. At the senior management level, we design incentive compensation to reward company-wide performance by tying awards primarily to our earnings before interest expense, taxes, depreciation and amortization, which is generally referred to as EBITDA. At lower management levels, incentive compensation plans are designed to reward achievement of specific operational goals within areas under the control of the relevant employees, combined with company-wide performance goals. We purchase from certain services compensation data that we use in comparing compensation levels from companies of comparable size, industry and regions to assist us in establishing compensation levels at Fedders.

Base Salaries

We establish base salaries for our senior management based upon the survey data we purchase and our conclusions about what levels of base salary are competitive with companies of comparable size, industry and regions. Salaries are reviewed annually to help insure that they remain competitive, consistent with the individual’s responsibilities. The base salary of the principal executive officer was increased by 39% when he became President in 2004 and by 33% when he became Chief Executive Officer in 2006. The base salary of the principal financial officer was increased by 11% when he became Chief Financial Officer in 2004.

Bonuses

Our bonus program for senior management is based upon a percentage of EBITDA. We believe that using this method of calculating a bonus provides an appropriate incentive for senior managers to increase Fedders’ sales and margins and to control costs by managing Fedders’ assets. In addition, EBITDA is an accepted measurement in the financial community for evaluating a company’s performance. For senior managers with operating responsibilities, the calculation of EBITDA is made using the financial results generated by the operations for which that manager is responsible. For senior managers that have operating responsibility for all of Fedders’ operations or who do not have specific responsibility for any of Fedders’ operations, EBITDA is calculated using the financial results generated by the entire company.

The percentage of EBITDA used in calculating the bonus potential for each senior manager is established based upon the budget approved for the applicable year. This establishes a dollar amount that will be earned if Fedders’ actual financial results are exactly the same as the budget. We establish this dollar amount based upon the survey data we purchase and our conclusions about what levels of bonus, in terms of dollar amount and percentage of base salary, are competitive with comparable companies.

The current principal financial officer was formerly Executive Vice President, Acquisitions and Alliances. His bonus program in that position included an incentive to complete acquisitions and divestitures of businesses, as approved the Board of Directors. The bonus was calculated by multiplying 1/2% times the value of the business acquired or divested. He received bonuses in 2004 and 2005 in accordance with this program.

In limited circumstances, we use one-time bonuses as part of an overall compensation package offered to attract senior managers to accept employment with the company. In 2005, we paid one-time relocation bonuses to assist two officers in relocating to New Jersey, which has a higher cost of living than the states in which they resided. In 2006, we paid a bonus to the Corporate Controller, which was guaranteed to him as part of the compensation package offered to him when we employed him. In both cases, we subjectively determined that the bonuses were necessary to recruit and retain these individuals. For fiscal year 2006, we did not produce any EBITDA and, as a result, no senior manager received a bonus. No bonus program has, as yet, been established for fiscal year 2007.

Equity Compensation

Historically, the primary form of equity compensation that we awarded to senior managers consisted of non-qualified stock options. In addition, we made two grants of restricted stock to our former principal executive officer and current Executive Chairman pursuant to his employment agreement with Fedders. In April 2004, our stockholders approved a grant of 150,000 shares of restricted stock to our Executive Chairman under a performance-based and time-based plan. Under the plan, the stock would vest on January 1, 2007 provided certain targets established by our Board of Directors were met. The stock vested on January 1, 2007.

Beginning in 2006, the accounting treatment for stock options changed, making the accounting treatment for stock options less attractive than it had been previously. As a result, we assessed the desirability of granting restricted stock to senior managers and concluded that restricted stock would be a more preferable form of incentive compensation and equally as motivating as stock options.

We have awarded three grants of restricted stock to senior managers, including our principal executive officer, pursuant to a plan approved by Fedders’ stockholders. In the case of each grant, the Compensation Committee approved the grant prior to approval of the underlying Restricted Stock Plan by Fedders’ stockholders. The date of the grants was the date on which the plan was approved by the stockholders. The number of shares awarded to each was subjectively determined. In the case of the principal executive officer, the number of shares was based upon our judgment of the appropriate number of shares to be awarded to recognize his assumption of the responsibilities of Chief Executive Officer. In the case of the other two awards, the number of shares was based upon our judgment of what is an appropriate number of shares to provide an equity interest in Fedders that is a sufficient incentive for the recipients to remain in the employ of Fedders. These restricted stock awards are time-based awards. The recipient of the awards must remain in the employ of Fedders for five years from the date of award in order for the restricted stock to vest.

Severance Benefits

We believe that companies should provide reasonable severance benefits to employees. With respect to senior management, these severance benefits should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time. Fedders has adopted a severance policy for all of its employees, including its senior management. For members of senior management, other than Mr. Sal Giordano, Jr., who are terminated without cause, the policy provides for severance payments equal to three weeks of pay for every year of service the manager has with Fedders. Under the terms of his Employment Agreement, Mr. Sal Giordano, Jr. is entitled to severance benefits in the event of termination of employment that are described in the section below under the heading “Employment Agreement.”

Deferred Compensation Plans

We have in effect two deferred compensation plans, which are described under the table captioned “Non-Qualified Deferred Compensation – Fiscal Year 2006.“

Perquisites and Other Benefits

We provide certain perquisites to senior management, which we believe are consistent with those provided by other companies of our size as part of the overall compensation package that we believe is necessary to attract and retain qualified, senior management-level personnel. All elected corporate officers are provided the use of a company-leased automobile. Certain members of senior management are provided with income tax preparation services and participate in a split-dollar life insurance program. The Employment Agreement with Mr. Sal Giordano, Jr. provides for certain additional benefits. Those benefits are described in the section below under the heading “Employment Agreement.”

Board Process

Total compensation for all elected officers is reviewed annually by the Compensation Committee of the Board of Directors. The Compensation Committee and the full Board of Directors approve all compensation and awards to elected officers.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included above with management of Fedders and, based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Fedders’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Respectfully submitted,

COMPENSATION COMMITTEE
Howard S. Modlin — Chairman
David C. Chang
Michael L. Ducker
Anthony E. Puleo

Summary Compensation Table

							Change in Pension
						Non-Equity	Value and Non-
Name and						Incentive Plan	Qualified Deferred	All Other
Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation Earnings	Compensation		Total
(a)	(b)	(c)	(d)	(e)(2)	($)	(g)	($)	(i)		(j)

Michael Giordano	2006	406,263	—	85,820	—	—	—	65,409	(3)	557,492
President and Chief Executive Officer(1)
Robert L. Laurent, Jr.	2006	300,000	—	—	—	—	—	24,518	(4)	324,518
Executive Vice President Finance and Acquisitions and Chief Financial Officer
Peter Gasiewicz	2006	250,141	—	45,751	—	—	—	31,451	(5)	327,343
Senior Vice President and President, Fedders North America
Salvatore Giordano, Jr.	2006	625,024	—	263,000	—	—	—	708,848	(6)	1,596,872
Executive Chairman(1)
Mark D. Mishler	2006	200,000	80,000	—	—	—	—	131,207	(7)	411,207
Corporate Controller

Note 1.	Mr. Michael Giordano was CEO from October 1, 2006 through December 31, 2006. Mr. Sal Giordano, Jr. was CEO from January 1, 2006 through September 30, 2006.

Note 2.	The amounts shown are the total expenses incurred by Fedders during fiscal year 2006 in accordance with Statement of Financial Accounting Standard No. 123(R). See Note 1 of the Notes to Consolidated Financial Statements included in Fedders’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for information on the valuation of stock awards.

Note 3.	The amount shown includes (a) the value of life insurance premiums paid by the Company ($31,506), (b) automobile benefits ($9,297), (c) income tax preparation fees and (d) tax gross-up on item (a) ($21,533).

Note 4.	The amount shown includes (a) the value of life insurance premiums paid by the Company ($2,388), (b) automobile benefit ($16,735), (c) income tax preparation fees and (d) tax gross-up on item (a) ($1,632).

Note 5.	The amount shown includes (a) the value of life insurance premiums paid by the Company, (b) automobile benefit ($5,999), (c) reimbursement of moving expenses ($15,140) and (d) tax gross-up on items (a) and (c) ($9,565).

Note 6.	The amount shown includes (a) value of life insurance premiums paid by the Company ($34,069), (b) automobile benefit, (c) value of a $6 million below market loan ($307,040) made by the Company pursuant to an employment agreement, (d) real estate taxes paid by the Company pursuant to an employment agreement, (e) income tax preparation fees and (f) tax gross-up on items (a) and (c) ($309,627).

Note 7.	The amount shown includes (a) reimbursement of moving expenses ($85,795), (b) automobile allowance and (c) tax gross-up on item (a) ($37,437).

Grants of Plan-Based Awards — Fiscal Year 2006

									All Other	All Other
									Stock	Option Awards:		Grant Date
			Estimated Future Payouts			Estimated Future Payouts			Awards:	Number of	Exercise or	Fair Value
		Date of	Under Non-Equity Incentive			Under Equity Incentive			Number of	Securities	Base Price	of Stock
		Compensation	Plan Awards			Plan Awards			Shares of	Underlying	of Option	and Option
		Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options	Awards	Awards
Name	Grant Date	Action	($)	($)	($)	($)	($)	($)	Units (#)	(#)	($/Sh)	($)

Michael Giordano	5/20/06	4/25/06	—	—	—	—	—	—	300,000	—	—	783,000
President and Chief Executive Officer
Robert L. Laurent, Jr.	—	—	—	—	—	—	—	—	—	—	—	—
Executive Vice President Finance and Acquisitions and Chief Financial Officer
Peter Gasiewicz	5/20/06	10/25/05	—	—	—	—	—	—	100,000	—	—	261,000
Senior Vice President and President, Fedders North America
Salvatore Giordano, Jr.	—	—	—	—	—	—	—	—	—	—	—	—
Executive Chairman
Mark D. Mishler	—	—	—	—	—	—	—	—	—	—	—	—
Corporate Controller

The shares presented in the table were awarded to the named individuals in accordance with the terms of the Fedders Corporation Restricted Stock Plan, which was approved by Fedders stockholders on June 20, 2006. The shares indicated will not be vested until the end of five years from the date of the Compensation Committee action or unless there is a change in control of Fedders. Dividends will be paid on the shares of stock, if and when declared by the Board of Directors.

Outstanding Equity Awards at Fiscal Year End — Fiscal Year 2006

						Stock Awards
	Option Awards							Equity	Equity Incentive
			Equity					Incentive	Plan Awards:
			Incentive Plan					Plan Awards:	Market or
			Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable(1)	Unexercisable	Options (#)	Price ($)	Date	Vested ($)	Vested ($)(2)	Vested (#)	Vested ($)

Michael Giordano	56,250	—	—	3.02	6/25/07			—	—
President and Chief	70,000			5.65	10/28/08
Executive Officer						300,000 (3)	300,000
Robert L. Laurent, Jr.	56,250	—	—	3.02	6/25/07	—		—	—
Executive Vice	60,000			5.65	10/28/08
President Finance and Acquisitions and Chief Financial Officer
Peter Gasiewicz	—	—	—	—		100,000	100,000 (4)	—	—
Senior Vice President
and President, Fedders North America
Salvatore Giordano, Jr.	112,500	—	—	3.02	6/25/07			—	—
Executive Chairman	120,000			5.65	10/28/08
						150,000 (5)	150,000
Mark D. Mishler	—	—	—	—				—	—
Corporate Controller

Note 1.	All of the options indicated have vested.

Note 2.	Market value is based on the closing price of the shares on December 29, 2006.

Note 3.	Shares vest on April 24, 2011.

Note 4	Shares vest on October 24, 2010.

Note 5.	Shares vested on January 1, 2007.

Option Exercises and Stock Vested

No options were exercised and no stock became vested in fiscal year 2006.

Pension Benefits

There are no defined benefit pension plans.

Non-Qualified Deferred Compensation — Fiscal Year 2006

	Executive	Registrant		Aggregate
	Contributions	Contributions	Aggregate Earnings	Withdrawals/	Aggregate Balance
	in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)

Michael Giordano	—	—	8,146	—	99,346
President and Chief Executive Officer
Robert L. Laurent, Jr.	42,750	—	37,696	—	1,051,353
Executive Vice President Finance and Acquisitions and Chief Financial Officer
Peter Gasiewicz	—	—	—	—	—
Senior Vice President and President, Fedders North America
Salvatore Giordano, Jr.	—	—	260,432	—	6,239,248
Executive Chairman
Mark D. Mishler	—	—	—	—	—
Corporate Controller

The entire amount reported in the contributions column is included in the salary column of the Summary Compensation Table. The amounts reported in the earnings column are not reported in the Summary Compensation table because the earnings are not “above market.”

The amounts reported represent contributions by the indicated employee of a portion of his salary to his account in the Fedders Corporation Supplemental Retirement Plan II. The earnings reported represent earnings on the accounts of the indicated employees in Supplemental Retirement Plan I and Supplemental Retirement Plan II. These plans permit employees to defer up to 100% of their compensation in a given year (plus up to 100% of any bonus paid with respect to that year) to accounts maintained under the Plans to the extent that such amounts may not be deferred under Fedders’ 401(k) plan. Investment of the funds in the accounts in the plans is directed by the participant. The plans provide that the participants may elect the method of distribution of the amounts in the plans following a termination of their employment. The method of distribution may be a lump sum or over a period of years following termination of employment provided that, upon a change in control of the company, the amounts in the plans will be distributed in three annual installments following the change in control.

Change in Control

We believe it is important to protect our senior management from the consequences of a change in control of Fedders so that they can concentrate all of their efforts on improving Fedders’ performance. Messrs. Michael Giordano, Robert L. Laurent, Jr., Peter Gasiewicz, Kent E. Hansen, Executive Vice President, Administration and Secretary and Warren G. Emley, Vice President and President, Asia Pacific have change in control agreements with Fedders. All of the agreements provide for payment in a lump sum equal to 2.9 times the sum of base salary plus the average of the amount of the bonuses paid, if any, for the preceding three years. In addition, we also continue health benefits for one and one-half years and immediately vest all equity compensation. Based upon a hypothetical termination date of December 31, 2006, the change in control termination benefits for the named senior managers would be as follows:

			Accelerated Stock
	Lump-Sum Payment	Health Benefits	Vesting

Michael Giordano	$1,450,000	$17,833	$300,000
Robert L. Laurent, Jr.	$989,629	$17,833	—
Peter Gasiewicz	$870,409	$13,357	$100,000

The obligations of Fedders under all of these agreements are only triggered if the senior manager’s employment is terminated following a change in control of Fedders. For purposes of these agreements, a change in control is deemed to occur, in general, if a stockholder or group of stockholders acquires 25% or more of the combined voting power of Fedders outstanding common and class B stock or if a majority of directors were not approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date the change in control agreement was signed or whose appointment, election or nomination for election was previously so approved or recommended.

The Employment Agreement with Mr. Sal Giordano, Jr. includes a change in control provision. The terms of that provision are described in the section below under the heading “Employment Agreement.”

Employment Agreement

Mr. Sal Giordano, Jr. has an Employment Agreement with Fedders that provides for his continued employment with Fedders as Executive Chairman. The term of the agreement ends on September 30, 2007. If not terminated, the agreement is extended so that, at any point in time, the remaining term is one year.

The agreement provides for a minimum annual base salary of $625,000 and for participation by Mr. Giordano in all incentive, savings and welfare benefit plans and fringe benefits provided by Fedders generally to other executives of Fedders. Fedders will provide an office and support staff to Mr. Giordano for the remainder of his lifetime. The agreement provides that the $6 million in loans previously made to Mr. Giordano pursuant to his employment agreement will remain in effect and will be payable to Fedders in six equal annual installments following his termination of employment, except in the circumstances described below. The agreement also provides that Fedders will provide to Mr. Giordano and his spouse medical and disability insurance coverage for the remainder of their lifetimes on terms that are substantially similar to those provided to executives who are active employees of Fedders. The agreement provides that if any of the benefits provided to Mr. Giordano result in taxes payable by Mr. Giordano, Fedders will “gross up” the amount of such tax payments.

If Mr. Giordano’s employment is terminated without cause by Fedders or for good reason by Mr. Giordano (which means, generally, that Fedders has not met its obligations under the agreement) or following a change in control, Fedders will pay to Mr. Giordano, in a lump sum, 2.9 times the sum of base salary plus the average of the amount of the bonuses paid, if any, for the preceding three years, which totals $1,812,569. We will also continue health benefits for one and one-half years, at a cost of $13,357 and immediately vest all equity compensation, for a benefit of $150,000. If Mr. Giordano’s employment is terminated as a result of death or disability, the payment will be made to beneficiaries he has designated under Fedders’ Supplemental Retirement Plan in six annual installments. In addition, Fedders will release Mr. Giordano from his obligations to Fedders with respect to loans previously provided to Mr. Giordano.

Director Compensation — Fiscal Year 2006

					Change in Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned or		Option	Incentive Plan	Deferred	All Other
	Paid in Cash	Stock	Awards	Compensation	Compensation	Compensation	Total
Name	($)	Awards ($)(1)	($)	($)	Earnings	($)	($)

William J. Brennan	29,000	24,000	—	—	—	—	53,000
David C. Chang	24,000	24,000	—	—	—	—	48,000
Michael L. Ducker	29,000	24,000	—	—	—	—	53,000
Joseph Giordano	24,000	24,000	—	—	—	—	48,000
Howard S. Modlin	29,000	24,000	—	—	—	—	53,000
Herbert A. Morey	44,000	24,000	—	—	—	—	68,000
S.A. Muscarnera	24,000	24,000	—	—	—	—	48,000
Anthony E. Puleo	24,000	24,000	—	—	—	—	48,000
Jitendra V. Singh	29,000	24,000	—	—	—	—	53,000

Note 1:	The amounts shown are expenses incurred by Fedders during fiscal year 2006 in accordance with Statement of Financial Accounting Standard No. 123(R).

Directors are paid an annual fee of $48,000, one-half in cash and one-half in shares of Fedders common stock. The stock portion of the fee is paid in that number of shares of stock that equal $24,000, based upon the closing price of the common stock on the date of the Board of Directors meeting in June of each year. The Chairman of the Audit Committee receives an additional annual fee of $20,000 and each other member of the Audit Committee receives an additional annual fee of $5,000, for their services as such.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of four directors, Howard S. Modlin, David C. Chang, Michael L. Ducker and Anthony E. Puleo. None of the members of the Committee was an officer or employee of the Company or had any relationship or was involved in any transaction requiring disclosure under applicable rules.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth information at February 28, 2007 with respect to the beneficial ownership of each class of Fedders’ equity securities beneficially owned by directors and executive officers of Fedders.

	Common Stock
	Beneficially Owned
	(Directly &		Options
	Indirectly Including		Exercisable		Class B Stock			Total of All
Classes	Restricted		Within	Percent	Beneficially		Percent	Beneficially	Percent
Name of Beneficial Owner	Stock)		60 Days	of Class	Owned		of Class	Owned	of Class

DIRECTORS
Sal Giordano, Jr.	5,217,069	(2)(4)	232,500	16.8%	2,488,822	(6)	99.9%	7,938,391	22.8%
William J. Brennan	93,261		—	*	—		*	93,261	*
David C. Chang	56,284		—	*	—		*	56,284	*
Michael L. Ducker	46,376		—	*	—		*	46,376	*
Joseph Giordano	1,119,828	(2)(5)	—	3.5%	2,488,822	(6)	99.9%	3,608,650	10.5%
Michael Giordano	470,511		126,250	1.8%	—		*	596,761	1.8%
Howard S. Modlin	712,947		—	2.2%	—		*	712,947	2.2%
Herbert A. Morey	39,196		—	*	—		*	39,196	*
S.A. Muscarnera	196,662		—	*	—		*	196,662	*
Anthony E. Puleo	92,961		—	*	—		*	92,961	*
Jitendra V. Singh	9,196		—	*	—		*	9,196	*
OFFICERS
Peter Gasiewicz	100,000		—	*	—		*	100,000	*
Robert L. Laurent, Jr.	357,131		116,250	1.4%	—		*	473,381	1.4%
Mark D. Mishler	—		—	*	—		*	—	*
All Officers and Directors as a Group	7,652,470		795,000	25.7%	2,488,822		99.9%	10,141,292	30.9%

Note:	Common Outstanding = 32,020,380 Class B Outstanding = 2,492,181

*	Less than 1%

(1)	All amounts shown include shares of which the named individuals have the right to acquire beneficial ownership within 60 days as a result of the transactions described in Rule 13d-3 (d) of the Securities Exchange Act of 1934, as amended.

(2)	The amount shown includes 905,042 shares that are held by corporations of which Messrs. Sal Giordano, Jr. and Joseph Giordano are officers, directors and stockholders and as to which they share voting and investment power.

(3)	Includes 684,852 shares owned by members of Mr. Modlin’s family, as to which Mr. Modlin disclaims beneficial ownership.

(4)	Includes 73,861 shares held of record by Mr. Giordano’s wife, 411,846 shares held of record by Mr. Giordano’s wife in trust for their grandchildren, as to which Mr. Giordano disclaims beneficial ownership, and 71,630 shares held by Mr. Giordano as trustee in trust for himself.

(5)	Includes 71,630 shares held by Mr. Giordano as trustee in trust for himself and 192,769 shares held by Mr. Giordano in trust for his grandchildren.

(6)	Shares owned by Giordano Holding Corporation, as to which Messrs. Sal Giordano, Jr. and Joseph Giordano share voting and investment power.

Security Ownership of Certain Beneficial Owners

The following table sets forth information at February 28, 2007 with respect to the beneficial ownership of Fedders’ voting securities by all persons known by Fedders to own more than 5% of Fedders’ outstanding voting securities. Unless otherwise indicated, the owners listed have sole voting and investment power.

		Amount	Percent
Title of Class	Name and Address of Beneficial Owner(1)	Beneficially Owned	of Class

Common Stock	Sal Giordano, Jr.(1) c/o Fedders Corporation Liberty Corner, NJ 07938	4,654,527	16.8%
Common Stock	Merrion Investment Management Company, L.L.C. 210 Elmer Street Westfield, NJ 07090	1,595,000	5.3%
Class B Stock	Sal Giordano, Jr. and Joseph Giordano(1) c/o Fedders Corporation Liberty Corner, NJ 07938	2,492,181	99.9%

(1)	See footnotes 2,4,5 and 6 to the previous table for more detailed information with respect to the security ownership of the named individuals.

Equity Compensation Plan Information

Equity Compensation Plan Information
Number of
Securities to Be
	Issued upon	Weighted Average	Number of
	Exercise of	Exercise Price of	Securities
	Outstanding	Outstanding	Remaining
	Options, Warrants	Options, Warrants	Available for
Plan Category	and Rights	and Rights	Future Issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,028,750	$4.18	1,595,871	(1)(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,028,750	$4.18	1,595,871

Note 1.	Of the shares indicated, 500,000 shares are available for future issuance under the Fedders Corporation Restricted Stock Plan, which provides for issuance of restricted stock to employees of Fedders.

Note 2.	Of the shares indicated, 1,095,871 shares are available for issuance under the Fedders Corporation Plan to Compensate Non-Employee Directors, which provides for payment of one-half of the annual directors fee in shares of Fedders common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Board of Directors of Fedders are Sal Giordano, Jr., William J. Brennan, David C. Chang, Michael L. Ducker, Joseph Giordano, Michael Giordano, Howard S. Modlin, Herbert A. Morey, S.A. Muscarnera, Anthony E. Puleo and Jitendra V. Singh. As part of the Fedders Corporate Governance Guidelines, the Board adopted director independence standards incorporating all of the director independence standards of the New York Stock Exchange. These standards require that a director can be considered independent only if the director does not have, and generally has not had in the most recent three years, any material relationships with Fedders, including any affiliation with Fedders’ independent registered public accounting firm. The Board has reviewed each of the directors’ relationships with Fedders in light of these standards and has affirmatively determined that all of the directors, other than Messrs. Sal Giordano, Jr., Joseph Giordano and Michael Giordano, are independent directors.

Item 14.	Principal Accountant Fees and Services

Audit Committee Approval Policies

The Fedders Audit Committee Charter provides that the Audit Committee’s duties and responsibilities include prior approval of all audit engagement fees, as well as significant, non-prohibited, non-audit engagements.

Audit Fees

The aggregate fees billed for professional services rendered by UHY LLP/(“UHY”) for the audit of Fedders’ annual financial statements, review of quarterly financial statements and other services normally provided by UHY in connection with statutory and regulatory filings for the twelve months ended December 31, 2006 and 2005 were $2,906,478 and $2,420,458, respectively, all of which were approved by the Audit Committee.

Audit-Related Fees

No fees were billed by UHY for assurance and related services related to the performance of the audit and review of Fedders’ financial statements for the twelve months ended December 31, 2006 and 2005.

Tax Fees

The aggregate fees billed for professional services rendered by UHY for tax compliance, tax advice, and tax planning for the twelve months ended December 31, 2006 and 2005 were $675 and zero, respectively, which were approved by the Audit Committee.

All Other Fees

The aggregate fees billed for professional services rendered by UHY not reported in the preceding paragraphs for the twelve months ended December 31, 2006 and 2005 were zero and $19,500, respectively, all of which were approved by the Audit Committee. These fees were incurred for the audit of Fedders’ 401(k) plan.

The firm of UHY LLP (“UHY”) acts as our principal independent registered public accounting firm. Through March 30, 2007, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has only a few full time employees. Therefore, few, if any, of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FEDDERS CORPORATION

By	/s/ Robert L. Laurent, Jr.
Robert L. Laurent, Jr.
Executive Vice President,
Finance and Acquisitions
and Chief Financial Officer

April 27, 2007

Exhibit Index

Exhibit

(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.