Form 10-Q
period 2007-03-31
FEDDERS CORP /DE
filed 2007-05-10
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-8831
FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	22-2572390 (I.R.S. Employer Identification No.)

505 MARTINSVILLE ROAD, LIBERTY CORNER, NJ (Address of principal executive offices)	07938-0813 (Zip Code)
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
Yes ☐    No ☑
     The registrant has outstanding 30,020,380 shares of Common Stock and 2,492,181 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of March 31, 2007.

FEDDERS CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDDERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(amounts in thousands, except per share data)	2007	2006
Net sales	$30,140	$99,701
Cost of sales	27,982	87,006

Gross profit	2,158	12,695

Selling, general and administrative expense	13,939	15,040

Operating income/(loss)	(11,781)	(2,345)

(Income)/loss from minority interest and net interest in unconsolidated subsidiaries	(418)	147
Interest expense, net	6,185	5,473
Other (income)/expense	224	559

Income/(loss) before income taxes	(17,772)	(8,524)

Provision/(benefit) for income taxes	15	277

Net income/(loss)	(17,787)	(8,801)

Preferred stock dividends	1,143	1,143

Net income/(loss) applicable to common stockholders	$(18,930)	$(9,944)

Income/(loss) per common share:
Basic net income/(loss) per common share	$(0.56)	$(0.32)

Diluted net income/(loss) per common share	(0.56)	(0.32)

Weighted average shares:
Basic	33,882	30,832
Diluted	33,882	30,832

Dividends per share declared:
Common and Class B Stock	$—	$—
Preferred Stock	—	—
See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,	March 31
	2007	2006	2006
(amounts in thousands, except par value data)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,096	$4,789	$10,135
Accounts receivable (net of allowance of $3,918, $3,761 and $3,698 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively)	27,808	27,525	65,310
Inventories:
Finished goods	18,531	23,633	54,367
Work-in-process	1,976	1,316	2,716
Raw materials and supplies	19,111	16,524	20,923

Net inventories	39,618	41,473	78,006
Deferred income taxes	—	—	3,904
Other current assets	8,910	12,429	10,746

Total current assets	88,432	86,216	168,101

Net property, plant and equipment:
Land and improvements	3,907	3,636	4,900
Buildings and leasehold improvements	35,656	35,606	35,150
Machinery and equipment	73,888	73,695	72,891

Gross property, plant and equipment	113,451	112,937	112,941
Less accumulated depreciation	74,845	73,595	69,041

Net property, plant and equipment	38,606	39,342	43,900
Deferred income taxes	—	—	21,629
Goodwill	27,493	27,493	88,052
Other intangible assets	3,546	3,727	4,544
Other assets	28,201	24,582	30,469

Total assets	$186,278	$181,360	$356,695

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Short-term notes	$14,398	$17,777	$55,989
Current portion of long-term debt	743	2,487	2,508
Accounts payable	48,272	40,795	79,551
Accrued expenses	34,364	41,086	38,763

Total current liabilities	97,777	102,145	176,811

Long-term debt	201,721	177,479	158,052
Other long-term liabilities	18,031	18,251	25,086
Partners’ net interest in joint venture	4,519	4,841	4,751

Total liabilities	322,048	302,726	364,700

Stockholders’ equity/(deficit):
Preferred Stock, $0.01 par value, 15,000 shares authorized and 2,127 shares issued	21	21	21
Common Stock, $0.01 par value, 70,000 shares authorized, 37,299, 37,299, and 36,916 issued at March 31, 2007, December 31, 2006, and March 31, 2006, respectively	373	373	369
Class B Stock, $0.01 par value, 5,000 shares authorized and 2,492 shares issued	25	25	25
Warrants	1,000	—	—
Additional paid-in capital	115,548	115,487	115,118
Retained earnings/(deficit)	(230,055)	(205,571)	(85,036)
Accumulated other comprehensive income/(loss)	1,594	1,272	686

Treasury stock, at cost, 5,278, 7,169, and 8,521 shares of Common Stock at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	(24,276)	(32,973)	(39,188)

Total stockholders’ equity/(deficit)	(135,770)	(121,366)	(8,005)

Total liabilities and stockholders’ equity/(deficit)	$186,278	$181,360	$356,695

See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
(amounts in thousands, except par value data)	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,787)	$(8,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,590	1,846
Deferred income taxes	—	(22)
Amortization of deferred financing costs	253	221
Stock compensation expense	58	—
Partners’ net interest in joint venture results	(418)	147
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(283)	(23,153)
Inventories	1,855	(3,693)
Other current assets	(579)	(4,413)
Other assets	(3,757)	35
Accounts payable	7,477	35,590
Accrued expenses	(6,722)	(1,755)
Other long-term liabilities	(131)	133
Other-net	—	1

Net cash provided by/(used in) operating activities	(18,444)	(3,864)

Cash flows from investing activities:
Additions to property, plant, and equipment	(673)	(1,182)
Proceeds from prior-year sale of Walkersville, MD and sale of Columbia, TN real estate	4,098	843

Net cash provided by/(used in) investing activities	3,425	(339)

Cash flows from financing activities:
Net (repayments) of short-term notes	(5,123)	(751)
Proceeds received from long-term debt	50,000	—
Net (repayments) of long-term debt	(24,873)	(106)
Proceeds received from sale of treasury shares	2,000	—

Net cash provided by/(used in) financing activities	22,004	(857)

Effect of exchange rate changes	322	778

Net increase/(decrease) in cash and cash equivalents	7,307	(4,282)
Cash and cash equivalents at beginning of period	4,789	14,417

Cash and cash equivalents at end of period	$12,096	$10,135

Supplemental disclosure:
Interest paid	$8,041	$9,223
Income taxes paid	129	95

Non-cash disclosure:
Warrants issued	$1,000	$—
The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006, and reversed the unearned compensation balance related to restricted stock, included in deferred compensation in the December 31, 2005 consolidated balance sheet, netting the balance against additional paid-in capital. In February 2006, the Company issued 100,000 shares of restricted stock with a value of $139, and, in June 2006, issued 300,000 shares of restricted stock with a value of $783. The grants were issued under the Fedders Corporation Restricted Stock Plan, which was approved by the shareholders at the June, 2006 annual meeting. (See Note 3)
In June 2006, the Company issued to independent Directors 82,764 shares of common stock with a value of $216 in payment of the stock portion of the directors’ annual honorarium.
See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2007	2006	2006
(Amounts in thousands except per share data)	(Unaudited)		(Unaudited)
PREFERRED STOCK
Balance at beginning of period	$21	$21	$21
Issuance of shares upon exchange offer	—	—	—
Stock rights subscribed	—	—	—
Issuance of shares in Islandaire acquisition	—	—	—

Balance at end of period	$21	$21	$21

COMMON STOCK
Balance at beginning of period	$373	$367	$367
Stock options exercised	—	—	—
Restricted stock granted	—	6	1
Issuance of shares in Islandaire acquisition	—	—	—
Exchange of shares upon Preferred Stock exchange offer	—	—	—
Other	—	—	1

Balance at end of period	$373	$373	$369

CLASS B STOCK
Balance at beginning and end of period	$25	$25	$25

WARRANTS
Balance at beginning of period	$—	$—	$—
Issuance of warrants to Goldman Sachs Partners	1,000	—	—

Balance at end of period	$1,000	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	$115,487	$115,523	$115,523
Stock options exercised	—	—	—
Restricted stock granted	—	—	—
Cost of offerings	—	—	—
Stock option re-pricing and valuation	—	—	—
Amortization of restricted stock grants	58	415	78
Proceeds from rights offering	—	—	—
Issuance of shares in Islandaire acquisition	—	—	—
Transfer from deferred compensation	—	(483)	(483)
Other	3	32	—

Balance at end of period	$115,548	$115,487	$115,118

RETAINED EARNINGS (DEFICIT)
Balance at beginning of period	$(205,571)	$(76,232)	$(76,235)
Net (loss) income	(17,787)	(124,624)	(8,801)
Treasury stock sold for less than carrying value	(6,697)	(4,715)	—
Dividends	—	—	—

Balance at end of period	$(230,055)	$(205,571)	$(85,036)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	$1,272	$(92)	$(92)
Foreign currency translation adjustment, net of tax	322	1,364	778

Balance at end of period	$1,594	$1,272	$686

DEFERRED COMPENSATION
Balance at beginning of period	$—	$(483)	$(483)
Restricted stock granted	—	—	—
Amortization of deferred compensation	—	—	—
Re-classed to additional paid in capital	—	483	483

Balance at end of period	$—	$—	$—

TREASURY STOCK
Balance at beginning of period	$(32,973)	$(39,188)	$(39,188)
Shares sold/(purchased)	8,697	6,215	—

Balance at end of period	$(24,276)	$(32,973)	$(39,188)

See accompanying notes to the consolidated financial statements.

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(unaudited)
1. BASIS OF PRESENTATION
     The financial statements included herein are unaudited and prepared in accordance with the instructions for Form 10-Q; however, such information reflects all adjustments, which consist solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in the Annual Report on Form 10-K of Fedders Corporation (the “Company”) for the fiscal year ended December 31, 2006. Certain reclassifications may have been made in prior-year amounts to conform to the current-year presentation.
     The Company’s business is seasonal and, consequently, operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The demand for room air conditioners is highly seasonal in the North American market; however, over the last several years, the Company lessened its dependence on sales of room air conditioners through acquisitions, strategic alliances, and joint ventures that complement or enhance its core air treatment business. In the last two years, the Company withdrew from selling room air conditioners and dehumidifiers to The Home Depot and Wal-Mart. In 2006, the Company discontinued manufacturing and selling dehumidifiers.
     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has reported recurring operating losses, negative working capital, and decreases in cash equivalents for the last two years as well as has a substantial stockholders deficit. Management has taken numerous steps (as more fully described in Note 1 in the Company’s 2006 Form 10-K) to reduce its risk profile by reducing its customer concentration, its dependence on the sale of room air conditioners in North America, and the high working capital demands of big-box retailers. In addition to these steps, management initiatives are directed toward returning the Company to profitability by focusing the business on products and customers in what it considers core markets that generate more stable sales and higher margins.
     In the first quarter of 2007, the Company's financing provided inadequate liquidity to produce sufficient product to meet customer demand until new financing was secured on March 20, 2007. The new financing provided the Company with adequate capital to commence full production; however, it occurred too late in the quarter to impact sales. As a result, sales volume was significantly curtailed, and profitability was reduced by the low sales volume.
     Management believes that as a result of the above actions that reposition the Company strategically and reduce the Company’s cost structure as well as the new debt financing, that the Company’s existing and future sources of cash, anticipated future earnings, and short-term borrowing capacity are adequate to meet the demands of its operations.
2. COMPREHENSIVE INCOME (LOSS)
     Assets and liabilities of the Company’s foreign subsidiaries are translated at the currency exchange rate in effect at the end of the period. Net sales and expenses are translated at the average currency exchange rate for the period. Currency translation adjustments are reflected in other comprehensive income/(loss) as a separate component of stockholders’ equity.

	Three Months Ended
	March 31,
	2007	2006
Net income/(loss)	$(17,787)	$(8,801)
Other comprehensive income/(loss):
Foreign currency translation	322	778

Comprehensive income/(loss)	$(17,465)	$(8,023)

3. STOCK COMPENSATION
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”. This Statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS No. 123(R) requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award. This cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS No. 123(R) also requires that the additional tax benefits the Company receives from stock-based compensation be recorded as cash inflows from financing activities in the statement of cash flows. Prior to January 1, 2006, the Company applied the provisions of APB 25 in accounting for awards made under the Company’s stock-based compensation plans.
     The Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this method, results from prior periods have not been restated. The Company has not granted stock options since 2003, and as a result, the effect of adopting SFAS No. 123(R) was not material to the Company’s results of operations, balance sheet, or cash flows in 2006.
     The Company has granted restricted stock to certain key employees. The restricted stock requires no payment from the recipient and compensation cost is measured based on the market price on the grant date and is recorded over the vesting period. Restricted stock does not have an option for cash payment.

     The following table summarizes stock-based compensation expense recorded for the three months ended March 31, 2006 and 2007.

	Three Months Ended
	March 31,
	2007	2006
Restricted stock	$58	$80
Stock options	—	—

Total share-based compensation expense	58	80

Tax effect on share-based compensation expense	—	—

Net effect on income from continuing operations	58	80

Effect on basic and diluted earnings per share	$—	$—

     The following table summarizes restricted stock activity for the three months ended March 31, 2006 and 2007.

		Weighted		Weighted
		Average		Average Grant-
		Grant-Date		Date
Restricted stock shares	2007	Fair Value	2006	Fair Value
Balance at January 1	500,000	$2.30	250,000	$4.35
Granted	—	—	100,000	1.39
Cancelled or expired	—	—	—	—

Balance at March 31	500,000	$2.30	350,000	$3.52

     The following table summarizes stock option activity for the three months ended March 31, 2006 and 2007.

		Weighted		Weighted
	Options	Average Grant-	Options	Average Grant-
	Outstanding	Date	Outstanding	Date
Stock options	2007	Fair Value	2006	Fair Value
Outstanding at January 1	1,028,750	$4.18	1,128,750	$4.25
Granted	—	—	—	—
Cancelled or expired	—	—	(15,000)	5.65
Exercised	—	—	—	—

Outstanding at March 31	1,028,750	$4.18	1,113,750	$4.25

Exercisable at March 31	1,028,750	$4.18	1,113,750	$4.25

Exercise price per share	$3.02-$5.65		$3.02 - $5.65

     There were no stock options granted during 2006, 2005, or 2004. The fair value of each option granted prior to 2004 was estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions.

Expected dividend yield	2.1%
Risk-free rate	3.0%
Expected life in years	5
Volatility	39%

     The following table summarizes information on stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life Remaining (1)	Price(1)	Exercisable	Price(1)
$3.02	573,750	0.24	$3.02	573,750	$3.02
$5.65	455,000	1.58	$5.65	455,000	$5.65

(1) weighted average	1,028,750	0.83	$4.18	1,028,750	$4.18

4. EARNINGS/(LOSS) PER SHARE
     For the three months ended March 31, 2007 and 2006, net loss per share was computed using the weighted -average number of shares of Common and Class B stock outstanding, which amounted to an aggregate of 33,882,249 shares in 2007 and 30,831,728 shares in 2006. Due to their anti-dilutive effect, 1,028,750 and 1,113,750 stock options were excluded from the computation of diluted loss per share for the three months ended March 31, 2007 and 2006, respectively, and 1,175,303 warrants were excluded from the computation of diluted loss per share in 2007.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
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
     Goodwill and other intangible assets of continuing operations consist of the following.

		Engineered
	HVAC	Products	Total
Goodwill balance as of December 31, 2006	$19,104	$8,389	$27,493
Effect of foreign currency change	—	—	—

Goodwill balance as of March 31, 2007	$19,104	$8,389	$27,493

	March 31,	December 31,	March 31,
	2007	2006	2006
Other intangible assets	$3,727	$6,854	$6,484
Accumulated amortization	(181)	(3,127)	(1,564)

Other intangible assets — net	$3,546	$3,727	$4,920

     Other intangible assets primarily represent intangible assets of Islandaire. Amortization expense for continuing operations for the three months ended March 31, 2007 and 2006 was $239 and $235, respectively. Estimated amortization expense for other intangibles for the next five years will be approximately $631, $606, $564, $437 and $332, respectively, and $976 thereafter.
6. INCOME TAXES
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

     The Company recognized no material adjustment in the liability for unrecognized tax benefits upon adoption of FIN 48. As of January 1, 2007 and March 31, 2007, unrecognized tax benefits amounted to $1.9 million of which $1.9 million would impact the effective tax rate, if recognized. Such unrecognized tax benefits relate to operations in US and foreign taxing jurisdictions. At December 31, 2006, $0.6 million was accrued for interest and penalties and is included as a component of the $1.9 million unrecognized tax benefits. No uncertain tax positions were identified for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months following the date of adoption of FIN 48.
     The Company files tax returns in U.S. and foreign tax jurisdictions with various statutes of limitations. The years after 2002 generally remain subject to tax examination in the USA, while years after 2001 generally remain subject to tax examination in major foreign tax jurisdictions. The approximate U.S. net operating tax loss carry forwards at March 31, 2007 were $150.1 million which expire in 17 – 20 years.
7. INDUSTRY SEGMENTS
     The Company has two reportable segments: Heating, Ventilation, and Air Conditioning (“HVAC”) and Engineered Products. The Company’s reportable segments were determined based upon several factors, including the nature of the products provided and markets served. Each reportable segment is managed separately and includes various operating segments that have been aggregated due to similar economic characteristics.
     The HVAC segment designs, manufactures, and markets ducted central air conditioners; heat pumps; gas furnaces; ductless split air conditioning systems; through-the-wall, portable window, and packaged unit room air conditioners; residential humidifiers; and air cleaners. HVAC products are distributed through a variety of sales channels, including national retailers, regional retailers, wholesale distributors, catalog supply houses, private label/OEM, government direct, and the Internet.
     The Engineered Products segment designs, manufactures and markets products for commercial and industrial indoor air quality around the world. These products are sold through manufacturers’ representatives, distributors, and direct sales to end-users.
SUMMARY OF BUSINESS BY SEGMENT:

	Three Months Ended
	March 31
	2007	2006
Net sales:
HVAC	$23,597	$93,299
Engineered Products	6,543	6,402

Net sales	$30,140	$99,701

Income/(loss) by segment:
HVAC	$(8,398)	$(1,925)
Engineered Products	384	61

Segment operating income/(loss)	(8,014)	(1,864)
Non-allocated expense/(income)	3,573	1,187
Interest expense, net	6,185	5,473
Income tax expense/(benefit)	15	277

Net income/(loss)	$(17,787)	$(8,801)

	March 31,	December 31,	March 31,
	2007	2006	2006
Total assets:
HVAC	$110,345	$113,269	$264,825
Engineered Products	25,484	27,666	38,886
Non-allocated assets	50,449	40,425	52,984

	$186,278	$181,360	$356,695

     Non-allocated (income)/expense and assets are primarily related to the Company’s corporate headquarters, other (income)/expense, and minority interest.

8. DEFERRED RETIREE OBLIGATION AND OTHER COMPENSATION ARRANGEMENTS
     The Company has a deferred retiree obligation for certain retirees. The following table summarizes certain information with respect to this obligation.

	Three Months Ended
	March 31,
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$7,597	$10,280
Interest cost	135	138
Actuarial changes and other	—	(90)
Benefits paid	(413)	(418)

Benefit obligation at end of period	$7,319	$9,910

Weighted-average assumptions as of March 31:
Discount rate	8.03%	5.75%
9. PRODUCT WARRANTY
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
     The following table displays the activity and balances of the product warranty liability for the three months ended March 31:

	2007	2006
Warranty balance at beginning of period	$6,978	$7,552
Accrual for warranty based on revenue during the period	1,110	3,531
Settlements made during the period	(1,053)	(1,833)

Warranty balance at end of period	$7,035	$9,250

Warranty expense is lower due to fewer sales to large retailers.
10. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements". SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e., prices based on market data independent from the entity) and unobservable inputs (i.e., the entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.
11. DEBT
     On March 20, 2007, the Company obtained a new $50 million, 30-month senior secured term loan and a $40 million, 30-month secured revolving credit facility arranged through Goldman Sachs Credit Partners L.P. and repaid the balance outstanding on its existing secured revolving facility and supplemental term loan with Wachovia. The new senior secured term loan has an interest rate of Prime plus 11% or LIBOR plus 12(17.3% at March 31, 2007), and the new revolving credit facility has an interest rate of Prime plus 1% or LIBOR plus 2%. As a part of the new debt agreement, the Company issued warrants to purchase 1,175,303 shares valued at market on the date of issuance at $1.0 million that are exercisable through March 2017 at $0.01 per share. The Company was required to draw the total balance of the senior secured term loan immediately. In addition to repayment of the Wachovia obligations, the loan proceeds will be used to fund working capital requirements. Availability under the new revolving line of credit is based primarily on advance rates on accounts receivable and inventory in the U.S. and Canada. Financial covenants under the term loan and revolving credit facility will include EBITDA, interest coverage, and secured leverage tests. In addition, the Company is prohibited from paying dividends, making acquisitions, and selling assets, as well as the lender must approve asset sales.
     In September 2006, the Company received a $10 million supplemental term loan that was to expire on January 26, 2007 and was subsequently extended to March 20, 2007. In conjunction with this loan, the Company’s Chairman made equity contributions of $1.5 million in October, 2006 and $2.0 million in January, 2007 in the form of treasury stock purchases from a portion of his supplemental retirement plan assets. The supplemental retirement plan assets and obligations are recorded as a non-current asset and a non-current liability, respectively. This loan was repaid with proceeds from the new $50 million senior secured term loan.
     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year $75 million secured revolving credit facility with Wachovia Bank.
     The Company also utilized short-term borrowing facilities to support production in its China operations.
     Long-term debt consists of the following:

	March 31	December 31
	2007	2006
9 7/8% Senior Subordinated Notes due in 2014 ($155,000 principal amount less unamortized discount of $3,761 and $3,854 as of March 31, 2007 and December 31, 2006, respectively)	$151,239	$151,146
Promissory note payable to the State of Illinois	467	561
Trion Industrial Revenue Bond	—	3,200
Eubank Manufacturing Enterprises, Inc. mortgage	269	321
Fedders Addison Company mortgage	—	1,902
Wachovia debt reclassified to long-term	—	20,277
Goldman Sachs Credit Partners Note, net of $977 unamortized warrants cost	49,023	—
Capital lease obligations	1,466	2,559

Total debt	202,464	179,966

Less current maturities	743	2,487

Total long-term debt	$201,721	$177,479

12. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net sales	$26,324	$3,816	$—	$—	$30,140
Cost of sales	22,993	4,989	—	—	27,982

Gross profit	3,331	(1,173)	—	—	2,158

Selling, general and administrative expense (a)	8,433	1,227	4,279	—	13,939
Asset impairment, employee severance and other restructuring charges/(credits)	—	—	—	—	—

Operating income/(loss)	(5,102)	(2,400)	(4,279)	—	(11,781)

(Income)/loss from minority interest and net interest in unconsolidated subsidiaries	(3)	(415)	—	—	(418)
Equity income in investment	—	—	13,532	(13,532)	—
Interest expense, net (b)	5,890	295	—	—	6,185
Other (income)/expense	(28)	276	(24)	—	224

Income/(loss) before income taxes	(10,961)	(2,556)	(17,787)	13,532	(17,772)

Provision/(benefit) for income taxes	4	11	—	—	15

Income/(loss) from continuing operations	(10,965)	(2,567)	(17,787)	13,532	(17,787)

Preferred stock dividend	—	—	1,143	—	1,143

Net income/(loss) applicable to common stockholders	$(10,965)	$(2,567)	$(18,930)	$13,532	$(18,930)

	Three Months Ended March 31, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net sales	$91,223	$75,208	$—	$(66,730)	$99,701
Cost of sales	84,686	69,050	—	(66,730)	87,006

Gross profit	6,537	6,158	—	—	12,695

Selling, general and administrative expense (a)	11,334	3,405	301	—	15,040
Asset impairment, employee severance and other restructuring charges/(credits)	—	—	—	—	—

Operating income/(loss)	(4,797)	2,753	(301)	—	(2,345)

(Income)/loss from minority interest and net interest in unconsolidated subsidiaries	29	118	—	—	147
Equity income in investment	—	—	(8,500)	8,500	—
Interest expense, net (b)	4,806	667	—	—	5,473
Other (income)/expense	254	305	—	—	559

Income/(loss) from continuing operations before income taxes	(9,886)	1,663	(8,801)	8,500	(8,524)

Provision/(benefit) for income taxes	9	268	—	—	277

Income/(loss) from continuing operations	(9,895)	1,395	(8,801)	8,500	(8,801)

Preferred stock dividends	—	—	1,143	—	1,143

Net income/(loss) applicable to common stockholders	$(9,895)	$1,395	$(9,944)	$8,500	$(9,944)

CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2007
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
ASSETS
Current assets:
Cash and cash equivalents	$1,376	$2,982	$7,738	$—	$12,096
Net accounts receivable	21,312	6,496	—	—	27,808
Net inventories	26,214	13,404	—	—	39,618
Other current assets	2,785	6,090	35	—	8,910

Total current assets	51,687	28,972	7,773	—	88,432

Investments in subsidiaries	—	—	(198,778)	198,778	—
Net property, plant and equipment	24,064	14,478	64	—	38,606
Goodwill	27,493	—	—	—	27,493
Other intangible assets	3,546	—	—	—	3,546
Other assets	4,815	5,960	17,426	—	28,201

Total assets	$111,605	$49,410	$(173,515)	$198,778	$186,278

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Short-term notes	$—	$14,398	$—	$—	$14,398
Current portion of long-term debt	743	—	—	—	743
Accounts payable	13,897	27,150	7,225	—	48,272
Accrued expenses	18,648	8,731	6,985	—	34,364

Total current liabilities	33,288	50,279	14,210	—	97,777

Long-term debt	201,721	—	—	—	201,721
Other long-term liabilities	5,561	3,505	13,484	—	22,550
Net due to (from) affiliates	31,249	34,190	(65,439)	—	—

Total liabilities	271,819	87,974	(37,745)	—	322,048

Stockholders’ equity/(deficit):
Preferred Stock	5	—	21	(5)	21
Common and Class B Stock	—	—	398	—	398
Warrants	—	—	1,000	—	1,000
Additional paid-in capital	26,938	27,403	115,548	(54,341)	115,548
Retained earnings/(deficit)	(187,327)	(67,273)	(230,055)	254,600	(230,055)
Treasury stock	—	—	(24,276)	—	(24,276)
Accumulated other comprehensive loss	170	1,306	1,594	(1,476)	1,594

Total stockholders’ equity/(deficit)	(160,214)	(38,564)	(135,770)	198,778	(135,770)

Total liabilities and stockholders’ equity/(deficit)	$111,605	$49,410	$(173,515)	$198,778	$186,278

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2006
	Fedders
	North	Other		Eliminating	Fedders
	America	Fedders	Corporate	Entries	Corporation
ASSETS
Current assets:
Cash and cash equivalents	$1,490	$2,597	$702	$—	$4,789
Net accounts receivable	20,982	6,543	—	—	27,525
Inventories	30,604	10,869	—	—	41,473
Other current assets	5,356	6,356	717	—	12,429

Total current assets	58,432	26,365	1,419	—	86,216
Investments in subsidiaries	—	—	(185,804)	185,804	—
Net property, plant and equipment	24,544	14,733	65	—	39,342
Goodwill	27,493	—	—	—	27,493
Other intangible assets	3,727	—	—	—	3,727
Other assets	3,821	5,373	15,388	—	24,582

Total assets	$118,017	$46,471	$(168,932)	$185,804	$181,360

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current liabilities:
Short-term notes	$—	$17,777	$—	$—	$17,777
Current portion of long-term debt	2,487	—	—	—	2,487
Accounts payable	13,124	23,218	4,453	—	40,795
Accrued expenses	24,545	7,322	9,219	—	41,086

Total current liabilities	40,156	48,317	13,672	—	102,145
Long-term debt	177,479	—	—	—	177,479
Other long-term liabilities	5,171	3,829	14,102	—	23,102
Net due to (from) affiliates	44,450	30,887	(75,337)	—	—

Total liabilities	267,256	83,033	(47,563)	—	302,726

Stockholders’ equity/(deficit):
Preferred Stock	5	—	21	(5)	21
Common and Class B Stock	—	—	398	—	398
Additional paid-in capital	26,938	27,403	115,487	(54,341)	115,487
Retained earnings/(deficit)	(176,364)	(64,935)	(205,574)	241,302	(205,571)
Deferred compensation and treasury stock	—	—	(32,973)	—	(32,973)
Accumulated other comprehensive loss	182	970	1,272	(1,152)	1,272

Total stockholders’ equity/(deficit)	(149,239)	(36,562)	(121,369)	185,804	(121,366)

Total liabilities and stockholders’ equity/(deficit)	$118,017	$46,471	$(168,932)	$185,804	$181,360

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
ASSETS
Current assets:
Cash and cash equivalents	$5,052	$4,142	$941	$—	$10,135
Net accounts receivable	55,510	9,800	—	—	65,310
Net inventories	58,969	19,037	—	—	78,006
Other current assets	3,117	7,763	9,110	(5,340)	14,650

Total current assets	122,648	40,742	10,051	(5,340)	168,101

Investments in subsidiaries	—	—	(116,655)	116,655	—
Net property, plant and equipment	26,891	16,928	81	—	43,900
Goodwill	72,980	15,072	—	—	88,052
Other intangible assets	4,534	10	—	—	4,544
Other assets	4,245	6,801	41,052	—	52,098

Total assets	$231,298	$79,553	$(65,471)	$111,315	$356,695

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Short-term notes	$35,785	$20,204	$—	$—	$55,989
Current portion of long-term debt	2,389	119		—	2,508
Accounts and income taxes payable	12,864	64,644	3,429	—	80,937
Accrued expenses	21,258	9,145	6,974	—	37,377

Total current liabilities	72,296	94,112	10,403	—	176,811

Long-term debt	156,729	1,323	—	—	158,052
Other long-term liabilities	4,182	9,951	21,044	(5,340)	29,837
Net due to (from) affiliates	93,910	(4,997)	(88,913)	—	—

Total liabilities	327,117	100,389	(57,466)	5,340)	364,700

Stockholders’ equity/(deficit):
Preferred Stock	—	—	21	—	21
Common and Class B Stock	5	—	394	(5)	394
Additional paid-in capital	4,727	29,106	115,118	(33,833)	115,118
Retained earnings/(deficit)	(100,615)	(50,564)	(85,036)	151,179	(85,036)
Deferred compensation and treasury stock	—	—	(39,188)	—	(39,188)
Accumulated other comprehensive loss	64	622	686	(686)	686

Total stockholders’ equity/(deficit)	(95,819)	(20,836)	(8,005)	116,655	(8,005)

Total liabilities and stockholders’ equity/(deficit)	$231,298	$79,553	$(65,471)	$111,315	$356,695

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2007
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net cash (used in) provided by operating activities	$(13,025)	$416	$(5,835)	$—	$(18,444)

Net additions to property, plant and equipment	(357)	(291)	(25)	—	(673)
Proceeds from prior year Walkersville sale	4,098	—	—	—	4,098

Net cash (used in) provided by investing activities	3,741	(291)	(25)	—	3,425

Repayments of short-term notes	(1,744)	(3,379)	—	—	(5,123)
Warrants issued	(1,000)	—	1,000	—	—
Proceeds from long-term debt	50,000	—	—	—	50,000
Repayments of long-term borrowings	(24,873)	—	—	—	(24,873)
Proceeds from sale of treasury stock	—	—	2,000	—	2,000
Change in net due to (from ) affiliate	(13,201)	3,303	9,898	—	—

Net cash (used in) provided by financing activities	9,182	(76)	12,898	—	22,004

Effect of exchange rates	(12)	336	(2)	—	322

Net (decrease) increase in cash and cash equivalents	(114)	385	7,036	—	7,307
Cash and cash equivalents at beginning of period	1,490	2,597	702	—	4,789

Cash and cash equivalents at end of period	$1,376	$2,982	$7,738	$—	$12,096

	For The Three Months Ended March 31, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net cash (used in) provided by operating activities	$(18,379)	$30,956	$(16,441)	$—	$(3,864)

Net additions to property, plant and equipment	(536)	(632)	(14)	—	(1,182)
Disposal of property, plant and equipment	843	—		—	843
Acquisition of business, net of cash acquired		—	—	—	—

Net cash (used in) provided by investing activities	307	(632)	(14)	—	(339)

Proceeds (repayments) of short-term notes	1,186	(1,937)	—	—	(751)
Net repayments of long-term debt	(80)	(26)	—	—	(106)
Change in net due to (from) affiliate	15,563	(31,297)	15,734	—	—

Net cash provided by (used in) financing activities	16,669	(33,260)	15,734	—	(857)

Effect of exchange rates	—	778	—	—	778

Net (decrease) increase in cash and cash equivalents	(1,403)	(2,158)	(721)	—	(4,282)
Cash and cash equivalents at beginning of period	6,455	6,300	1,662	—	14,417

Cash and cash equivalents at end of period	$5,052	$4,142	$941	$—	$10,135

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:
a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $2.0 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively.
b) FNA’s interest expense reflects actual interest charges on the 9 7/8% Senior Notes, senior secured term loan, Addison mortgage, Trion Industrial Revenue Bond, State of Illinois Promissory Note, Eubank mortgage, capital lease obligations, and a revolving line of credit.
c) FNA’s depreciation and amortization for the three months ended March 31, 2007 and 2006 each amounted to approximately $1.0 million. Capital expenditures of FNA amounted to $0.4 million and $0.5 million in the three months ended March 31, 2007 and 2006, respectively.
d) The Company guarantees FNA’s obligations under FNA’s revolving credit facility.
e) The Company’s stock option plans include FNA’s employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis (“MD&A”) of certain significant factors, which affected our financial position, and operating results during the periods included in the accompanying consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ from those anticipated in forward-looking statements for many reasons.
Overview
     Fedders is a global producer and marketer of air treatment products for the residential, commercial, and industrial markets. The Company’s products include a wide range of residential and commercial heating and cooling products, air cleaners, and humidifiers. The Company has two reportable industry segments: Heating, Ventilation, and Air Conditioning (“HVAC”) and Engineered Products. Both segments operate and sell products in the global air treatment market. Over the past six years, the Company has re-positioned itself through globalization and expansion of its product offerings from serving primarily the $1.3 billion North American market for room air conditioners to serving the $37 billion global air treatment market. Major markets the Company has entered include residential central and commercial air conditioning and high growth markets in Asia. Although the seasonality of the Company’s business is lessening, the Company generally reports a loss during the second half of the calendar year, with a majority of shipments and revenue being derived during the first six months of the calendar year.
     In the first quarter of 2007, the Company’s financing provided inadequate liquidity to produce sufficient product to meet customer demand until new financing was secured on March 20, 2007. The new financing provided the Company with adequate capital to commence full production; however, it occurred too late in the quarter to impact sales. As a result, sales volume was significantly curtailed, and profitability was reduced by the low sales volume.
     In November 2006, the Company disclosed that it discontinued selling room air conditioners and dehumidifiers to Wal-Mart and Home Depot due to low profit margins. At the same time, the Company disclosed that it discontinued manufacturing and selling dehumidifiers due to low profit margins. The Company recognized restructuring costs and goodwill impairment in its HVAC segment in 2006 primarily due to this voluntary volume reduction.
     The Company implemented a restructuring plan during 2005 to significantly reduce costs throughout the Company, to enhance its competitive position in the markets in which it participates, and to return the Company to profitability. In 2006, the benefits of this restructuring included lower SG&A expenses, in absolute terms and as a percentage of sales, compared with the prior year as shipping and warehousing costs decreased by 42% from consolidating warehouses in the U.S. and research & development costs declined by 25% from consolidating this function into a new R&D facility in China. Other benefits included fewer management layers and more efficient manufacturing and distribution.
     Management believes that as a result of the above actions that reposition the Company strategically and reduce the Company’s cost structure as well as the new debt financing (discussed in Note 11 and in Liquidity and Capital Resources of the MD&A), that the Company’s existing and future sources of cash, anticipated future earnings, and short-term borrowing capacity are adequate to meet the demands of its operations.
Development of the Business
     Over the last several years, the Company lessened its dependence on sales of room air conditioners through acquisitions, strategic alliances, and joint ventures that complement or enhance our core air treatment business and generate overall corporate value. In the last two years, the Company withdrew from selling room air conditioners and dehumidifiers to The Home Depot and Wal-Mart. These activities have (i) been a critical factor in driving down costs by establishing a low-cost manufacturing base in Asia; (ii) provided access to new geographic markets through well-known local brand names, existing sales and distribution networks, and experienced employees who are familiar with the local markets; and (iii) expanded its air treatment business through broadening product lines and extending distribution into commercial and industrial markets. In 2006, lower industry selling prices, an unfavorable mix of room air conditioners combined with product sold to large “big-box” retailers, and higher raw materials costs that could not be passed along to “big-box” retailers with fixed-price contracts affected the Company’s ability to return to profitability. In 2006, the Company successfully developed new product lines including 13 SEER residential central air conditioners and gas furnaces and roof-top commercial packaged systems to position the Company well in the $10 billion North American HVAC market.

Results of Operations
     The following table presents the results of continuing operations for the three months ended March 31, 2007 and 2006.
Operating Results as a Percent of Net Sales

	Three Months Ended
	March 31,
	2007	2006
Net sales	$30,140	$99,701
Gross profit	7.2%	12.7%
Selling, general, and administrative expense	(46.2)	(15.1)
Operating income/(loss)	(39.1)	(2.4)
Net interest expense	(20.5)	(5.5)
Pre-tax loss	(59.0)	(8.4)
Three Months Ended March 31, 2007 versus the Three Months Ended March 31, 2006
     Net sales for the three-month period ended March 31, 2007 of $30.1 million declined by 69.8% compared with $99.7 million in the prior-year period. Net sales within the HVAC segment decreased by 74.7% during the period as a result of the decision in 2006 to cease selling to The Home Depot and Wal-Mart and discontinuing dehumidifier manufacturing and sales. Sales also declined due to production constraints for all products caused by limited working capital liquidity while the Company arranged for new financing that was secured on March 20, 2007. Residential central air conditioning system sales were lower because of a 32% industry-wide decline in unit shipments in the first quarter due to the continuing effects of the transition to the new Federal 13 SEER energy efficiency standards for these systems. This industry-wide decline resulted in excess inventory levels at wholesale distributors. Additional factors impacting sales were warmer-than-normal winter weather that affected heating product sales and the downturn in the residential new-construction housing market. Net sales in the Engineered Products segment increased by 2.2% due to growth in North American sales, partly offset by continued weakness in Asia. The order backlog at the end of the first quarter was $48.5 million, compared with $45.5 million excluding The Home Depot, Wal-Mart, and dehumidifiers in the prior-year quarter.
     Gross profit decreased to $2.2 million in the first quarter of 2007, compared with $12.7 million in the prior-year period, in part because of the sales reduction and, in part, due to $2.7 million of unabsorbed manufacturing overhead caused by production constraints discussed above. Gross profit was 7.2% of net sales during the first quarter versus 12.7% of net sales in the prior-year quarter. Excluding the effect of the unabsorbed overhead, gross profit as a percent of net sales was 16.0% in the first quarter of 2007.
     Selling, general, and administrative (SG&A) expenses for the three-month period ended March 31, 2007 were $13.9 million, or 46.2% of net sales, compared with $15.0 million, or 15.1% of net sales, in the prior-year period. This represents a 7.3% reduction in dollar terms. The first quarter of 2007 included higher bank costs required by the Company’s previous lender as well as higher legal expenses. SG&A as a percentage of sales is higher due to the lower sales.
     The operating loss for the three-months ended March 31, 2007 was $11.8 million, or 39.1% of net sales, compared with a loss of $2.3 million, or 2.4% of net sales, in the prior-year period. The decrease is due to the lower sales, partly offset by reduced operating expenses.
     Net interest expense increased in the three-month period ended March 31, 2007 to $6.2 million compared with $5.5 million in the prior-year period. Interest expense consisted of interest on the Company’s long-term debt, on short-term working capital loans in Asia, and on the Company’s revolving credit facility in the U.S. Net interest expense was higher than prior year due to costs of $1.0 million for extending the Wachovia supplemental loan from January to March, writing off deferred debt acquisition costs of $0.4 million on the Wachovia loans, and higher borrowing rates for the new financing.
     Net loss applicable to common stockholders in the three-month period ended March 31, 2007 was $18.9 million, or a $0.56 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was $9.9 million, or a $0.32 loss per diluted common share.

Liquidity and Capital Resources
     The Company’s working capital requirements are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $12.1 million at March 31, 2007 compared with $10.1 million a year earlier. Short-term borrowings under the Company’s working capital credit facilities amounted to $14.4 million, used only in Asia, at March 31, 2007 compared with $56.0 million, in Asia plus a USA revolver, a year earlier. Current portion of long-term debt amounted to $0.7 million at March 31, 2007, compared with $2.5 million a year earlier.
     Net cash used by operating activities for the three-month period ended March 31, 2007 amounted to $18.4 million, compared with cash used of $3.9 million in the prior-year period. Cash used by operations was primarily a result of the net loss, lower accrued expenses and income taxes payable, and increased other assets, partly offset by higher accounts payable, depreciation and amortization and lower inventory levels. Net inventories at March 31, 2007 were $39.6 million compared with $41.5 million at December 31, 2006 and $78.0 million at March 31, 2006. The reduced inventory levels reflect the Company’s decision to discontinue selling to The Home Depot and Wal-Mart, discontinuing manufacturing and selling dehumidifiers, and the effect of production constraints discussed previously. Inventory levels would normally increase from December to March. Accounts payable at March 31, 2007 were $48.3 million compared with $40.8 million at December 31, 2006 and $79.6 million at March 31, 2006. Accounts payable increased during the first quarter of 2007 as a result of liquidity constraints and increased production after the new financing was secured.
     Net cash provided by investing activities in the three-month period ended March 31, 2007 of $3.4 million compared with cash used of $0.3 million in the prior-year period. Investing activities included capital expenditures of $0.7 million, compared with $1.2 million in the prior-year period. This was more than offset by $4.1 million received in the first quarter from the Walkersville, Maryland non-productive land sale that occurred in the fourth quarter of 2006.
     Net cash provided by financing activities for the three-month period ended March 31, 2007 amounted to $22.0 million from the new term loan obtained through Goldman Sachs Credit Partners L.P. Proceeds from the new $50 million term loan were used to repay $30.0 million of then-existing debt, and the Company received $2.0 million from the sale of treasury stock (discussed below). In connection with the debt refinancing, the Company was required to pay off its $3.2 million Trion Industrial Revenue Bond, which the Company plans to reissue, and its $1.9 million Fedders Addison mortgage. Net cash used by financing activities in the prior-year period was $0.9 million for debt repayment.
     The Company did not declare quarterly dividends in the three months ended March 31, 2007 as dividend payments are restricted by the indenture covering Company’s outstanding notes and also by the new loan agreements. The Company stopped declaring quarterly dividends on its outstanding common stock, class B stock, and preferred stock in the third quarter of 2005. Previously, the Company declared quarterly dividends of $0.03 per outstanding share of common and class B stock and $0.5375 per outstanding share of preferred stock. Accumulated undeclared and unpaid preferred stock dividends were $8.0 million at March 31, 2007.
     On March 20, 2007, the Company obtained a new $50 million, 30-month senior secured term loan and a $40 million, 30-month secured revolving credit facility arranged through Goldman Sachs Credit Partners L.P. and repaid the balance outstanding on its existing secured revolving facility and supplemental term loan with Wachovia. The new senior secured term loan has an interest rate of Prime plus 11% or LIBOR plus 12% (17.3% at March 31, 2007), and the new revolving credit facility has an interest rate of Prime plus 1% or LIBOR plus 2%. As a part of the new debt agreement, the Company issued warrants to purchase 1,175,303 shares valued at market on the date of issuance at $1.0 million that are exercisable through March 2017 at $0.01 per share. The Company was required to draw the total balance of the senior secured term loan immediately. In addition to repayment of the Wachovia obligations, the loan proceeds will be used to fund working capital requirements. Availability under the new revolving line of credit is based primarily on advance rates on accounts receivable and inventory in the U.S. and Canada. Financial covenants under the term loan and revolving credit facility will include EBITDA, interest coverage, and secured leverage tests. In addition, the Company is prohibited from paying dividends, making acquisitions, as well as the lender must approve asset sales.
     In September 2006, the Company received a $10 million supplemental term loan from Wachovia that was to expire on January 26, 2007 and was subsequently extended to March 20, 2007. In conjunction with this loan, the Company’s Executive Chairman made equity contributions of $1.5 million in October 2006 and $2.0 million in January 2007 in the form of treasury stock purchases from a portion of his supplemental retirement plan assets. The supplemental retirement plan assets and obligations are recorded as a non-current asset and a non-current liability, respectively. The term loan was repaid with proceeds from the new $50 million senior secured term loan.

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
     At March 31, 2007, the Company has variable-rate debt of $64.6 million. At this level, a one-percentage point increase in interest rates would create $0.6 million additional expense annually.
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
     In connection with the preparation of the Company’s 2006 Annual Report on Form 10-K, as of December 31, 2006, under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2006 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The material weaknesses identified by the Company were disclosed in its 2006 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2007, the Company’s disclosure controls and procedures were not effective, for the reasons described above (relating to the previously-identified material weakness in internal control over financial reporting).
Changes in Internal Control Over Financial Reporting
     Changes In Internal Control Over Financial Reporting. Management completed its assessment of internal controls for the year ended December 31, 2006. Management, with oversight from the Audit Committee, has been addressing each of the issues identified in the December 31, 2006 Form 10-K, and is committed to effectively remediating known weaknesses as expeditiously as possible. The Company’s remediation efforts during the fiscal quarter ended December 31, 2006 and during the three months ended March 31, 2007 resulted in progress toward improving internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, in areas identified as having a material weakness in management’s 2006 assessment. Management is addressing all of the material weaknesses listed in its 2006 Annual Report. Changes described below were made through the first quarter of 2007.

     The Company’s remediation efforts during the first quarter includes the following:
a.)	The Company established a work plan to develop new, more efficient accounting processes and scheduled meeting dates in the second quarter of 2007 to complete this initiative that will free up resources to accelerate the closing process and reconcile accounts.

b.)	The Company required that operating units submit to the Corporate office balance sheet reconciliations with evidence of appropriate review and approval.

c.)	The Company required that operating units submit to the Corporate office an analytical review of the income statement and balance sheet as well as a reconciliation of the unit trial balance to its financial statements.

d.)	The Company identified additional potential risks and drafted improved controls for information technology based on COBIT.

e.)	The Company communicated the remediation log from the year-end testing for each operating entity and established a framework for remediation in the second quarter.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on its financial position, results of operations, and cash flows.
ITEM 1A. RISK FACTORS
     The reader should carefully consider the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, in Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on the Company’s financial condition and results of operations.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
     The Company stopped paying dividends in the third quarter of 2005. The amount of unpaid dividends on the Company’s Series A Cumulative Preferred Stock was $8.0 million, or $3.76 per preferred share, at March 31, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
10.1	Revolving Loan and Guaranty Agreement dated as of March 20, 2007 among Fedders North America, Inc., Emerson Quiet Kool Corporation, Columbia Specialties, Inc., Trion, Inc., Envirco Corporation, Eubank Coil Company, Fedders Addison Company, Inc., Fedders Islandaire, Inc. and Island Metal Fabricating, Inc., (each individually a “Borrower” and collectively, “Borrowers”), Fedders Corporation, as Holdings and a Guarantor, certain subsidiaries of Fedders Corporation, as Guarantors, Lenders party hereto from time to time, Bank of America, N.A. as Administrative Agent and as Collateral Agent and General Electric Capital Corporation as Documentation Agent, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner and Sole Syndication Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.

10.2	Term Loan and Guaranty Agreement dated as of March 20, 2007 among Fedders North America, Inc., Fedders Corporation as Holdings and a Guarantor, Certain Subsidiaries of Fedders Corporation, as Guarantors, Lenders party hereto from time to time, and Goldman Sachs Credit Partners L.P. as Sole Lead Arranger, Sole Bookrunner and Sole Syndication Agent, as Administrative Agent and as Collateral Agent, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.

10.3	Pledge and Security Agreement dated as of March 20, 2007 among Fedders Corporation, as Grantor, Fedders North America, Inc., as Grantor, each of the other Grantors from time to time party hereto and Bank of America, N.A., as Collateral Agent and Administrative Agent, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.

10.4	Pledge and Security Agreement dated as of March 20, 2007 among Fedders Corporation, as Grantor, Fedders North America, Inc., as Grantor, each of the other Grantors from time to time party hereto and Goldman Sachs Credit Partners L.P., as Collateral Agent, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDDERS CORPORATION
By:	ROBERT L. LAURENT, JR.
Chief Financial Officer

     Signing both in his capacity as Executive Vice President, Finance, and Acquisitions and Chief Financial Officer and on behalf of the registrant.
May 10, 2007