Form 10-Q
period 2007-06-30
FEDDERS CORP /DE
filed 2007-08-30
CIK 744106

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-8831
FEDDERS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation) 505 MARTINSVILLE ROAD, LIBERTY CORNER, NJ (Address of principal executive offices)	22-2572390 (I.R.S. Employer Identification No.) 07938-0813 (Zip Code)
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
Yes ☐ No ☑
     The registrant has outstanding 29,528,859 shares of Common Stock and 2,491,851 shares of Class B Stock (which is immediately convertible into Common Stock, on a share-for-share basis) as of July 31, 2007.

FEDDERS CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDDERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(amounts in thousands, except per share data)
Net sales	$45,504	$95,567	$75,644	$195,268
Cost of sales	38,267	81,878	66,249	168,884

Gross profit	7,237	13,689	9,395	26,384

Selling, general and administrative expense	11,566	16,509	25,505	31,549
Asset impairment, employee severance and other restructuring charges/(credits)	215	611	215	611

Total operating expenses	11,781	17,120	25,720	32,160

Operating income/(loss)	(4,544)	(3,431)	(16,325)	(5,776)

(Income)/loss from minority interest in unconsolidated subsidiaries	238	(215)	(180)	(68)
Interest expense, net	8,643	5,340	14,828	10,813
Other (income)/expense	(1,918)	30	(1,694)	589

Income/(loss) from continuing operations before income taxes	(11,507)	(8,586)	(29,279)	(17,110)

Provision/(benefit) for income taxes	(37)	315	(22)	592

Net income/(loss)	(11,470)	(8,901)	(29,257)	(17,702)

Preferred stock dividends	1,144	1,144	2,287	2,287

Net income/(loss) applicable to common stockholders	$(12,614)	$(10,045)	$(31,544)	$(19,989)

Income/(loss) per common share:
Basic net income/(loss) per common share	$(0.36)	$(0.32)	$(0.92)	$(0.65)

Diluted net income/(loss) per common share	(0.36)	(0.32)	(0.92)	(0.65)

Weighted average shares:
Basic	34,513	30,927	34,199	30,879
Diluted	34,513	30,927	34,199	30,879

Dividends per share declared:
Common and Class B Stock	$—	$—	$—	$—
Preferred Stock	—	—	—	—
See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2007	2006	2006
(amounts in thousands, except par value data)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,996	$4,789	$11,754
Accounts receivable (net of allowance of $4,176, $3,761 and $4,148 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively)	40,394	27,525	57,175
Inventories:
Finished goods	23,748	23,633	40,071
Work-in-process	2,631	1,316	2,407
Raw materials and supplies	22,385	16,524	19,253

Net inventories	48,764	41,473	61,731
Deferred income taxes	—	—	3,882
Other current assets	11,950	12,429	8,136

Total current assets	109,104	86,216	142,678

Net property, plant and equipment:
Land and improvements	3,991	3,636	4,900
Buildings and leasehold improvements	35,786	35,606	35,576
Machinery and equipment	74,615	73,695	73,248

Gross property, plant and equipment	114,392	112,937	113,724

Less accumulated depreciation	76,476	73,595	71,076

Net property, plant and equipment	37,916	39,342	42,648
Deferred income taxes	—	—	21,629
Goodwill	27,493	27,493	87,721
Other intangible assets	3,389	3,727	4,236
Other assets	25,721	24,582	31,156

Total assets	$203,623	$181,360	$330,068

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Short-term notes	$237,290	$17,777	$45,774
Current portion of long-term debt	772	2,487	2,297
Accounts payable	49,941	40,795	65,676
Accrued expenses	40,635	41,086	46,152

Total current liabilities	328,638	102,145	159,899

Long-term debt	1,390	177,479	157,872
Other long-term liabilities	15,684	18,251	24,477
Partners’ net interest in joint venture	4,474	4,851	4,862

Total liabilities	350,186	302,726	347,110

Stockholders’ equity/(deficit):
Preferred Stock, $0.01 par value, 15,000 shares authorized and 2,127 shares issued at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	21	21	21
Common Stock, $0.01 par value, 70,000 shares authorized, 37,299, 37,299 and 37,298 issued at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	373	373	373
Class B Stock, $0.01 par value, 5,000 shares authorized and 2,492 shares issued at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	25	25	25

Warrants-Common Stock	1,000	—	—

Additional paid-in capital	115,607	115,487	115,421
Retained earnings/(deficit)	(241,525)	(205,571)	(93,937)
Accumulated other comprehensive gain/(loss)	2,212	1,272	243
Treasury stock, at cost, 5,278, 7,169 and 8,521 shares of Common Stock at June 30, 2007, December 31, 2006 and June 30, 2006	(24,276)	(32,973)	(39,188)

Total stockholders’ equity/(deficit)	(146,563)	(121,366)	(17,042)

Total liabilities and stockholders’ equity/(deficit)	$203,623	$181,360	$330,068

     See accompanying notes to the consolidated financial statements

FEDDERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended
	June 30,
	2007	2006
(amounts in thousands, except par value data)	(Unaudited)
Cash flows from operating activities:
Net loss	$(29,257)	$(17,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,345	3,256
Amortization of deferred financing costs	1,192	445
(Gain)/loss on asset disposal	—	(35)
Stock compensation expense	117	—
VAT receivable	(2,392)	—
Partners’ net interest in joint venture results	(180)	147
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(12,868)	(15,018)
Inventories	(7,291)	12,582
Other current assets	(1,227)	(1,803)
Other assets	603	98
Accounts payable	9,146	21,715
Accrued expenses	(633)	5,637
Other long-term liabilities	(419)	(475)
Other-net	(83)	366

Net cash provided by/(used in) operating activities	(39,947)	9,213

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,316)	(1,598)
Proceeds from prior-year sale of Walkersville, MD and sale of Columbia, TN real estate ass	4,098	878

Net cash provided by/(used in) investing activities	2,782	(720)

Cash flows from financing activities:
Net (repayments) of short-term notes	(11,134)	(10,966)
Proceeds received from short-term debt	50,000	—
Proceeds received from revolving credit facility	28,468	—
Net (repayments) of long-term debt	(24,943)	(583)
Payments of debt issue costs	(4,959)	—
Proceeds received from sale of treasury shares	2,000	—

Net cash provided by/(used in) financing activities	39,432	(11,549)

Effect of exchange rate changes	940	393

Net increase/(decrease) in cash and cash equivalents	3,207	(2,663)
Cash and cash equivalents at beginning of period	4,789	14,417

Cash and cash equivalents at end of period	$7,996	$11,754

Supplemental disclosure:
Interest paid	$12,994	$11,004
Income taxes paid	257	294

Non-cash disclosure:
Warrants issued	$1,000	$—
See accompanying notes to the consolidated financial statements
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

FEDDERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Six months	Twelve Months	Six months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2007	2006	2006
(Amounts in thousands except per share data)	(Unaudited)		(Unaudited)
PREFERRED STOCK
Balance at beginning of period	$21	$21	$21
Stock rights subscribed	—	—	—

Balance at end of period	$21	$21	$21

COMMON STOCK
Balance at beginning of period	$373	$367	$367
Stock options exercised	—	—	—
Restricted stock granted	—	5	5
Other	—	1	1

Balance at end of period	$373	$373	$373

CLASS B STOCK
Balance at beginning and end of period	$25	$25	$25

WARRANTS
Balance at beginning of period	$—	$—	$—
Issuance of warrants to Goldman Sachs Partners	1,000	—	—

Balance at end of period	$1,000	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	$115,487	$115,523	$115,523
Stock options exercised	—	—	—
Restricted stock granted	—	—	—
Amortization of restricted stock grants	117	415	169
Transfer from deferred compensation	—	(483)	(483)
Other	3	32	212

Balance at end of period	$115,607	$115,487	$115,421

RETAINED EARNINGS (DEFICIT)
Balance at beginning of period	$(205,571)	$(76,235)	$(76,235)
Net (loss) income	(29,257)	(124,621)	(17,702)
Treasury stock sold for less than carrying value	(6,697)	(4,715)	—
Dividends	—	—	—

Balance at end of period	$(241,525)	$(205,571)	$(93,937)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	$1,272	$(92)	$(92)
Foreign currency translation adjustment, net of tax	940	1,364	335

Balance at end of period	$2,212	$1,272	$243

DEFERRED COMPENSATION
Balance at beginning of period	$—	$(483)	$(483)
Restricted stock granted	—	—	—
Re-classed to additional paid in capital	—	483	483

Balance at end of period	$—	$—	$—

TREASURY STOCK
Balance at beginning of period	$(32,973)	$(39,188)	$(39,188)
Shares sold/(purchased)	8,697	6,215	—

Balance at end of period	$(24,276)	$(32,973)	$(39,188)

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
     On August 22, 2007, Fedders North America, Inc., and all of its North American subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Delaware District Court in Wilmington (the “Court”). The Company will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company’s non-North American subsidiaries were not included in the filings and will continue their business operations without supervision from the United States Courts and will not be subject to the chapter 11 requirements of the Bankruptcy Code. (See Note 12)
     The Company is operating pursuant to chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability (i) to comply with the terms and conditions of the DIP financing agreement described in Note 12; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations and; (v) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the classification and creditor recoverability of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change amounts reported in the Company’s consolidated financial statements. The Company’s financial statements as of June 30, 2007 do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under chapter 11.
     American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which applies to companies in chapter 11, generally does not change the manner in which financial statements are prepared. It does, however, require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operation beginning in the quarter ending September 30, 2007. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Fedders adopted SOP 90-7 on August 22, 2007 and will segregate those items as outlined above for all reporting periods subsequent to that date.
     The Company’s business is seasonal and, consequently, operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The demand for room air conditioners is highly seasonal in the North American market; however, over the last several years, the Company lessened its dependence on sales of room air conditioners through acquisitions, strategic alliances, and joint ventures that complement or enhance its core air treatment business. In the last two years, the Company withdrew from selling room air conditioners and dehumidifiers to The Home Depot and Wal-Mart. In 2006, the Company discontinued manufacturing and selling dehumidifiers.

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

	Three months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income/(loss)	$(11,470)	$(8,901)	$(29,257)	$(17,702)
Change in fair value of cash flow hedge income/(loss)	—	(58)	—	(58)
Foreign currency translation	618	(385)	940	393

Comprehensive income/(loss)	$(10,852)	$(9,344)	$(28,317)	$(17,367)

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
     The following table summarizes stock-based compensation expense recorded for the three months and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2007	2006	2007	2006
Restricted stock	$59	$89	$117	$169
Stock options	—	—	—	—

Total share-based compensation expense	59	89	117	169

Tax effect on share-based compensation expense	—	—	—	—

Net effect on income from continuing operations	59	89	117	169

Effect on basic and diluted earnings per share	$—	$—	$—	$—

     The following table summarizes restricted stock activity for the six months ended June 30, 2007 and 2006.

		Weighted		Weighted
		Average		Average Grant-
		Grant-Date		Date
Restricted stock shares	2007	Fair Value	2006	Fair Value
Balance at January 1	500,000	$2.30	250,000	$4.33
Granted	—	—	400,000	2.31
Cancelled or expired	—	—	—	—

Balance at June 30	500,000	$2.30	650,000	$3.08

     The following table summarizes stock option activity for the six months ended June 30, 2007 and 2006.

		Weighted		Weighted
	Options	Average Grant-	Options	Average
	Outstanding	Date	Outstanding	Grant-Date
Stock options	2007	Fair Value	2006	Fair Value
Outstanding at January 1	1,028,750	$4.18	1,128,750	$4.25
Granted	—	—	—	—
Cancelled or expired	(608,750)	3.17	(100,000)	4.92
Exercised	—	—	—	—

Outstanding at June 30	420,000	$5.65	1,028,750	$4.18

Exercisable at June 30	420,000	$5.65	1,028,750	$4.18

Exercise price per share	$5.65		$3.02 - $5.65

     There were no stock options granted in 2004 through 2007. The fair value of each option granted prior to 2004 was estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions.

Expected dividend yield	2.1%
Risk-free rate	3.0%
Expected life in years	5
Volatility	39%
     The following table summarizes information on stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life Remaining (1)	Price(1)	Exercisable	Price(1)
$5.65	420,000	1.33	$ 5.65	420,000	$5.65

(1)	weighted average
4. EARNINGS/(LOSS) PER SHARE
     For the three months ended June 30, 2007 and 2006, net loss per share was computed using the weighted average number of shares of Common and Class B stock outstanding, which amounted to 34,512,561 and 30,927,183 shares, respectively. Due to their anti-dilutive effect, 420,000 and 1,028,750 stock options were excluded from the computation of diluted loss per share for the three months ended June 30, 2007 and 2006, respectively.
     For the six months ended June 30, 2007 and 2006, net loss per share was computed using the weighted -average number of shares of Common and Class B stock outstanding, which amounted to an aggregate of 34,199,146 shares in 2007 and 30,878,726 shares in 2006. Due to their anti-dilutive effect, 420,000 and 1,028,750 stock options were excluded from the computation of diluted loss per share for the six months ended June 30, 2007 and 2006, respectively, and 1,175,303 warrants were excluded from the computation of diluted loss per share in 2007.

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
     Goodwill and other intangible assets of continuing operations consist of the following.

		Engineered
	HVAC	Products	Total
Goodwill balance as of December 31, 2006	$19,104	$8,389	$27,493
Effect of foreign currency change	—	—	—

Goodwill balance as of June 30, 2007	$19,104	$8,389	$27,493

	June 30,	December 31,	June 30,
	2007	2006	2006
Other intangible assets	$6,867	$6,854	$7,084
Accumulated amortization	(3,478)	(3,127)	(2,848)

Other intangible assets – net	$3,389	$3,727	$4,236

     Other intangible assets primarily represent intangible assets of Islandaire. Amortization expense for continuing operations for the six months ended June 30, 2007 and 2006 was $368 and $469, respectively. Estimated amortization expense for other intangibles for the next five years will be approximately $628, $607, $535, $402 and $332, respectively, and $894 thereafter.
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
     The Company recognized no material adjustment in the liability for unrecognized tax benefits upon adoption of FIN 48. As of January 1, 2007 and June 30, 2007, unrecognized tax benefits amounted to $1.9 million of which $1.9 million would impact the effective tax rate, if recognized. Such unrecognized tax benefits relate to operations in US and foreign taxing jurisdictions. At December 31, 2006, $0.6 million was accrued for interest and penalties and is included as a component of the $1.9 million unrecognized tax benefits. No uncertain tax positions were identified for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months following the date of adoption of FIN 48.
     The Company files tax returns in U.S. and foreign tax jurisdictions with various statutes of limitations. The years after 2002 generally remain subject to tax examination in the USA, while years after 2001 generally remain subject to tax examination in major foreign tax jurisdictions. The approximate U.S. net operating tax loss carry forwards at June 30, 2007 were $162.4 million which expire in 17 – 20 years.

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
SUMMARY OF BUSINESS BY SEGMENT:

	Three Months Ended		Six Months Ended
	June, 30		June, 30
	2007	2006	2007	2006
Net sales:
HVAC	$39,274	$87,986	$62,872	$181,285
Engineered Products	6,230	7,581	12,772	13,983

Net sales	$45,504	$95,567	$75,644	$195,268

Income/(loss) by segment:
HVAC	$(1,605)	$(1,086)	$(9,757)	$(3,010)
Engineered Products	541	370	924	433

Segment operating income/(loss)	(1,064)	(716)	(8,833)	(2,577)
Goodwill impairment, asset impairment, employee severance and other restructuring charges/(credits) harges/(credits)	215	611	215	611
Non-allocated expense/(income)	1,585	1,919	5,403	3,109
Interest expense, net	8,643	5,340	14,828	10,813
Income tax expense/(benefit)	(37)	315	(22)	592

Income/(loss)	$(11,470)	$(8,901)	$(29,257)	$(17,702)

	June 30,	December 31,	June 30,
	2007	2006	2006
Total assets:
HVAC	$136,481	$113,269	$237,914
Engineered Products	23,583	27,666	39,262
Non-allocated assets	43,559	40,425	52,892

	$203,623	$181,360	$330,068

     Non-allocated (income)/expense and assets are primarily related to the Company’s corporate headquarters, other (income)/expense, and minority interest.

8. DEFERRED RETIREE OBLIGATION AND OTHER COMPENSATION ARRANGEMENTS
     The Company has a deferred retiree obligation for certain retirees. The following table summarizes certain information with respect to this obligation.

	Six months Ended
	June 30,
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$7,597	$10,280
Interest cost	266	240
Actuarial changes and other	—	(90)
Benefits paid	(825)	(833)

Benefit obligation at end of period	$7,038	$9,597

Weighted-average assumptions as of June 30:
Average discount rate	8.03%	5.75%
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
     The following table displays the activity and balances of the product warranty liability for the six months ended June 30:

	2007	2006
Warranty balance at beginning of period	$6,978	$7,552
Accrual for warranty based on revenue during the period	2,743	5,278
Settlements made during the period	(2,635)	(3,474)

Warranty balance at end of period	$7,086	$9,356

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

     In November 2006, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” This Issue is effective for fiscal years beginning after December 15, 2007. This Issue requires that an employer recognize a liability for future benefits based on the substantive agreement with the employee. The Company will adopt this Issue in 2008 and will evaluate, in 2007, the Issue’s provisions to determine the potential impact, if any, the adoption will have on the Company’s financial statements.
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
11. DEBT
     During the second quarter of 2007, the Company was not in compliance with the EBITDA financial covenant under its $50 million term loan and its $40 million revolving loan. As a result, this term loan, of $49.1 million net of $0.9 million unamortized warrant costs, has been reclassified from long-term liabilities to current liabilities. The Company’s chapter 11 filing on August 16, 2007 caused a default on the $155 million Senior Notes, which have also been reclassified from long-term liabilities to current liabilities. It is unlikely that the Company will make the September interest payment on the Senior Notes.
     There is no assurance that there will be sufficient assets to satisfy the Company’s pre-petition liabilities in whole or in part, and the pre-petition creditors may be treated differently than others. Pre-petition creditors may receive under a plan of reorganization less than 100% of the face value of their claims, and the interests of Fedders Corporation’s equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the chapter 11, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of the Company’s creditors or the interests of Fedders Corporation’s equity security holders.
     On March 20, 2007, the Company obtained a new $50 million, 30-month senior secured term loan and a $40 million, 30-month secured revolving credit facility arranged through Goldman Sachs Credit Partners L.P. and repaid the balance outstanding on its existing secured revolving facility and supplemental term loan with Wachovia. The new senior secured term loan had an interest rate of Prime plus 11% or LIBOR plus 12% (17.3% at June 30, 2007), and the new revolving credit facility had an interest rate of Prime plus 1% or LIBOR plus 2% (7.3% at June 30, 2007). As a part of the new debt agreement, the Company issued warrants to purchase 1,175,303 shares valued at market on the date of issuance at $1.0 million that are exercisable through March 2017 at $0.01 per share. The Company was required to draw the total balance of the senior secured term loan immediately. In addition to repayment of the Wachovia obligations and other secured long-term debt, the loan proceeds were used to fund working capital requirements. Availability under the new revolving line of credit was based primarily on advance rates on accounts receivable and inventory in the U.S. and Canada. Financial covenants under the term loan and revolving credit facility included EBITDA, interest coverage, and secured leverage tests. In addition, the Company was prohibited from paying dividends, making acquisitions, and selling assets, as well as the lender must approve asset sales. (See Note 12)
     In September 2006, the Company received a $10 million supplemental term loan that was to expire on January 26, 2007 and was subsequently extended to March 20, 2007. In conjunction with this loan, the Company’s Chairman made equity contributions of $1.5 million in October, 2006 and $2.0 million in January, 2007 in the form of treasury stock purchases from a portion of his supplemental retirement plan assets. The supplemental retirement plan assets and obligations are recorded as a non-current asset and a non-current liability, respectively. This loan was repaid with proceeds from the new $50 million senior secured term loan.
     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year $75 million secured revolving credit facility with Wachovia Bank.
     The Company also utilized short-term borrowing facilities in China to support production in its China operations. Certain of these obligations were delinquent at June 30, 2007.

     Long-term debt consisted of the following:

	June 30	December 31
	2007	2006
9 and 7/8% Senior Subordinated Notes due in 2014 (Senior Notes were reclassified to short-term debt as of June 30, 2007. The $155,000 principal amount less unamortized discount of $3,666 as of June 30, 2007 and $3,854 as of December 31, 2006)	$—	$151,146
Promissory note payable to the State of Illinois	375	561
Trion Industrial Revenue Bond	—	3,200
Eubank Manufacturing Enterprises, Inc. mortgage	215	321
Fedders Addison Company mortgage	—	1,902
Wachovia debt	—	20,277
Capital lease obligations	1,572	2,559

Total debt	2,162	179,966

Less current maturities	772	2,487

Total long-term debt	$1,390	$177,479

12. SUBSEQUENT EVENTS AND DIP FINANCING
On August 22, 2007, Fedders North America, Inc., and all of its North American subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Delaware District Court. The chapter 11 filings triggered defaults on most of the Company’s obligations. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.
     The Company is operating pursuant to chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability (i) to comply with the terms and conditions of the DIP financing agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations and; (v) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the classification and creditor recoverability of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change amounts reported in the Company’s consolidated financial statements. The Company’s financial statements as of June 30, 2007 do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under chapter 11.
     On August 24, 2007, Fedders entered into a $33 million senior secured super-priority revolver facility and a $46 million senior secured super-priority term loan (the "DIP Facilities") with Goldman Sachs Credit Partners L.P. ("Goldman"), which is subject to approval by the Bankruptcy Court. The Company obtained interim financing of $8 million under the DIP Facilities pending final approval by the Court. The proceeds of the DIP Facilities will be used to (i) refinance in full all indebtedness under the $50 million, 30-month senior secured term loan and $40 million, 30-month secured revolving credit facility arranged through Goldman in March 2007, (ii) to pay fees and expenses associated with the DIP Facilities, and (iii) for working capital and general corporate purposes in accordance with a budget to be provided to and approved by Goldman. The term note will be available as a single draw, and the revolver will be available according to a borrowing base of accounts receivable and inventory. The revolver bears interest at prime plus 2% or LIBOR plus 3% (8.3% at June 30, 2007) and the term loan bears interest at prime plus 13% or at LIBOR plus 14% (19.3% at June 30,2007). Fedders has the option of foregoing a portion of the interest payments by having the interest payment capitalized as additional principal. The DIP Facilities mature on February 24, 2008.
13. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net sales	$39,799	$5,705	$—	$—	$45,504
Cost of sales	33,319	4,948	—	—	38,267

Gross profit	6,480	757	—	—	7,237

Selling, general and administrative expense (a)	8,541	1,287	1,738	—	11,566
Asset impairment, employee severance and other restructuring charges/(credits)	215	—	—	—	215

Operating income/(loss)	(2,276)	(530)	(1,738)	—	(4,544)

(Income)/loss from minority interest in unconsolidated subsidiaries	134	104	—	—	238
Equity income in investment	—	—	(9,822)	9,822	—
Interest expense, net (b)	8,358	285	—	—	8,643
Other (income)/expense	(218)	(1,610)	(90)	—	(1,918)

Income/(loss) before income taxes	(10,550)	691	(11,470)	9,822	(11,507)

Provision/(benefit) for income taxes	53	(90)	—	—	(37)

Net income/(loss)	(10,603)	781	(11,470)	9,822	(11,470)

Preferred stock dividends	—	—	1,144	—	1,144

Net income/(loss) applicable to common stockholders	$(10,603)	$781	$(12,614)	$9,822	$(12,614)

	Three Months Ended June 30, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net sales	$81,211	$71,184	$—	$(56,828)	$95,567
Cost of sales	72,833	65,589	284	(56,828)	81,878

Gross profit	8,378	5,595	(284)	—	13,689

Selling, general and administrative expense (a)	11,496	3,238	1,775	—	16,509
Asset impairment, employee severance and other restructuring charges/(credits)	410	—	201	—	611

Operating income/(loss)	(3,528)	2,357	(2,260)	—	(3,431)

(Income)/loss from minority interest in unconsolidated subsidiaries	165	(380)	—	—	(215)
Equity income in investment	—	—	(6,841)	6,841	—
Interest expense, net (b)	4,739	601	—	—	5,340
Other (income)/expense	71	159	(200)	—	30

Income/(loss) before income taxes	(8,503)	1,977	(8,901)	6,841	(8,586)

Provision/(benefit) for income taxes	68	247	—	—	315

Net income/(loss)	(8,571)	1,730	(8,901)	6,841	(8,901)

Preferred stock dividends	—	—	1,144	—	1,144

Net income/(loss) applicable to common stockholders	$(8,571)	$1,730	$(10,045)	$6,841	$(10,045)

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2007
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net sales	$66,123	$9,521	$—	$—	$75,644
Cost of sales	56,311	9,938	—	—	66,249

Gross profit	9,812	(417)	—	—	9,395

Selling, general and administrative expense (a)	16,974	2,515	6,016	—	25,505
Asset impairment, employee severance and other restructuring charges/(credits)	215	—	—	—	215

Operating income/(loss)	(7,377)	(2,932)	(6,016)	—	(16,325)

(Income)/loss from minority interest and net interest in unconsolidated subsidiaries	130	(310)	—	—	(180)
Equity income in investment	—	—	(23,354)	23,354	—
Interest expense, net (b)	14,247	581	—	—	14,828
Other (income)/expense	(246)	(1,334)	(114)	—	(1,694)

Income/(loss) before income taxes	(21,508)	(1,869)	(29,256)	23,354	(29,279)

Provision/(benefit) for income taxes	57	(79)	—	—	(22)

Income/(loss) from continuing operations	(21,565)	(1,790)	(29,256)	23,354	(29,257)

Preferred stock dividend	—	—	2,287	—	2,287

Net income/(loss) applicable to common stockholders	$(21,565)	$(1,790)	$(31,543)	$23,354	$(31,544)

	Six Months Ended June 30, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net sales	$172,434	$146,392	$—	$(123,558)	$195,268
Cost of sales	157,519	134,639	284	(123,558)	168,884

Gross profit	14,915	11,753	(284)	—	26,384

Selling, general and administrative expense (a)	22,830	6,643	2,076	—	31,549
Asset impairment, employee severance and other restructuring charges/(credits)	410	—	201	—	611

Operating income/(loss)	(8,325)	5,110	(2,561)	—	(5,776)

(Income)/loss from minority interest and net interest in unconsolidated subsidiaries	194	(262)	—	—	(68)
Equity income in investment	—	—	(15,341)	15,341	—
Interest expense, net (b)	9,545	1,268	—	—	10,813
Other (income)/expense	325	464	(200)	—	589

Income/(loss) before income taxes	(18,389)	3,640	(17,702)	15,341	(17,110)

Provision/(benefit) for income taxes	77	515	—	—	592

Net income/(loss)	(18,466)	3,125	(17,702)	15,341	(17,702)

Preferred stock dividends	—	—	2,287	—	2,287

Net income/(loss) applicable to common stockholders	$(18,466)	$3,125	$(19,989)	$15,341	$(19,989)

CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2007
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
ASSETS
Current assets:
Cash and cash equivalents	$1,840	$3,910	$2,246	$—	$7,996
Net accounts receivable	32,891	7,503	—	—	40,394
Net inventories	30,462	18,302	—	—	48,764
Other current assets	2,395	8,381	1,174	—	11,950

Total current assets	67,588	38,096	3,420	—	109,104

Investments in subsidiaries	—	—	(207,982)	207,982	—
Net property, plant and equipment	23,494	14,342	80	—	37,916
Goodwill	27,493	—	—	—	27,493
Other intangible assets	3,389	—	—	—	3,389
Other assets	8,448	5,980	11,293	—	25,721

Total assets	$130,412	$58,418	$(193,189)	$207,982	$203,623

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Short-term notes	$228,932	$8,358	$—	$—	$237,290
Current portion of long-term debt	772	—	—	—	772
Accounts payable	10,454	36,980	2,507	—	49,941
Accrued expenses	24,449	8,782	7,404	—	40,635

Total current liabilities	264,607	54,120	9,911	—	328,638

Long-term debt	1,390	—	—	—	1,390
Other long-term liabilities	5,853	3,237	11,068	—	20,158
Net due to (from) affiliates	29,381	38,224	(67,605)	—	—

Total liabilities	301,231	95,581	(46,626)	—	350,186

Stockholders’ equity/(deficit):
Preferred Stock	5	—	21	(5)	21
Common and Class B Stock	—	—	398	—	398
Warrants	—	—	1,000	—	1,000
Additional paid-in capital	26,938	27,403	115,607	(54,341)	115,607
Retained earnings/(deficit)	(197,932)	(66,490)	(241,525)	264,422	(241,525)
Treasury stock	—	—	(24,276)	—	(24,276)
Accumulated other comprehensive loss	170	1,924	2,212	(2,094)	2,212

Total stockholders’ equity/(deficit)	(170,819)	(37,163)	(146,563)	207,982	(146,563)

Total liabilities and stockholders’ equity/(deficit)	$130,412	$58,418	$(193,189)	$207,982	$203,623

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

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
ASSETS
Current assets:
Cash and cash equivalents	$5,798	$4,713	$1,243	$—	$11,754
Net accounts receivable	46,419	10,756	—	—	57,175
Net inventories	46,324	15,407	—	—	61,731
Other current assets	2,058	6,109	9,191	(5,340)	12,018

Total current assets	100,599	36,985	10,434	(5,340)	142,678

Investments in subsidiaries	—	—	(102,549)	102,549	—
Net property, plant and equipment	26,329	16,250	69	—	42,648
Goodwill	72,452	15,269	—	—	87,721
Other intangible assets	4,199	37	—	—	4,236
Other assets	—	6,724	46,061	—	52,785

Total assets	$203,579	$75,265	$(45,985)	$97,209	$330,068

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current liabilities:
Short-term notes	$21,817	$23,957	$—	$—	$45,774
Current portion of long-term debt	2,179	118	—	—	2,297
Accounts and income taxes payable	13,400	51,648	628	—	65,676
Accrued expenses	28,036	9,096	9,020	—	46,152

Total current liabilities	65,432	84,819	9,648	—	159,899

Long-term debt	156,494	1,378	—	—	157,872
Other long-term liabilities	4,087	9,858	20,734	(5,340)	29,339
Net due to (from) affiliates	59,757	(432)	(59,325)	—	—

Total liabilities	$285,770	$95,623	$(28,943)	$(5,340)	$347,110

Stockholders’ equity/(deficit):
Preferred Stock	—	—	21	—	21
Common and Class B Stock	5	—	398	(5)	398
Additional paid-in capital	26,927	28,538	115,421	(55,465)	115,421
Retained earnings (deficit)	(109,223)	(49,039)	(93,937)	158,262	(93,937)
Deferred compensation and treasury stock	—	—	(39,188)	—	(39,188)
Accumulated other comprehensive loss	100	143	243	(243)	243

Total stockholders’ equity/(deficit)	(82,191)	(20,358)	(17,042)	102,549	(17,042)

Total liabilities and stockholders’ equity/(deficit)	$203,579	$75,265	$(45,985)	$97,209	$330,068

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For The Six months Ended June 30, 2007
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net cash (used in) provided by operating activities	$(33,829)	$3,034	$(9,152)	$—	$(39,947)

Net additions to property, plant and equipment	(689)	(593)	(34)	—	(1,316)
Proceeds from prior year Walkersville sale	4,098	—	—	—	4,098

Net cash (used in) provided by investing activities	3,409	(593)	(34)	—	2,782

Repayments of short-term notes	(1,715)	(9,419)	—	—	(11,134)
Warrants issued	(1,000)	—	1,000	—	—
Proceeds from short-term debt	50,000	—	—	—	50,000
Proceeds from revolving credit facility	28,468	—	—	—	28,468
Repayments of long-term borrowings	(24,943)	—	—	—	(24,943)
Payments of debt issue costs	(4,959)	—	—	—	(4,959)
Proceeds from sale of treasury stock	—	—	2,000	—	2,000
Change in net due to (from ) affiliate	(15,069)	7,337	7,732	—	—

Net cash (used in) provided by financing activities	30,782	(2,082)	10,732	—	39,432

Effect of exchange rates	(12)	954	(2)	—	940

Net (decrease) increase in cash and cash equivalents	350	1,313	1,544	—	3,207
Cash and cash equivalents at beginning of period	1,490	2,597	702	—	4,789

Cash and cash equivalents at end of period	$1,840	$3,910	$2,246	$—	$7,996

	For The Six Months Ended June 30, 2006
	Fedders
	North	Other	Corporate	Eliminating	Fedders
	America	Fedders	Parent	Entries	Corporation
Net cash (used in) provided by operating activities	$29,441	$(35,407)	$15,179	$—	$9,213

Net additions to property, plant and equipment	(752)	(787)	(59)	—	(1,598)
Disposal of property, plant and equipment	878	—	—	—	878
Acquisition of business, net of cash acquired	—	—	—	—	—

Net cash (used in) provided by investing activities	126	(787)	(59)	—	(720)

Proceeds (repayments) of short-term notes	(12,782)	1,816	—	—	(10,966)
Net repayments of long-term debt	(531)	(52)	—	—	(583)
Change in net due to (from) affiliate	(16,911)	32,450	(15,539)	—	—

Net cash provided by (used in) financing activities	(30,224)	34,214	(15,539)	—	(11,549)

Effect of exchange rates	—	393	—	—	393

Net (decrease) increase in cash and cash equivalents	(657)	(1,587)	(419)	—	(2,663)
Cash and cash equivalents at beginning of period	6,455	6,300	1,662	—	14,417

Cash and cash equivalents at end of period	$5,798	$4,713	$1,243	$—	$11,754

FEDDERS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The historical condensed consolidating financial statements presented above include the following transactions between the Company and FNA:
a) The Company charges corporate overhead essentially on a cost basis allocated in proportion to sales. Such charges to FNA amounted to approximately $4.1 million and $7.8 million for the six months ended June 30, 2007 and 2006, respectively.
b) FNA’s interest expense reflects actual interest charges on the 9 7/8% Senior Notes, senior secured term loan, Addison mortgage, Trion Industrial Revenue Bond, State of Illinois Promissory Note, Eubank mortgage, capital lease obligations, and a revolving line of credit. In March 2007, Addison mortgage, Trion Industrial Revenue Bond and certain capital lease obligation were fully repaid.
c) FNA’s depreciation and amortization for the six months ended June 30, 2007 and 2006 amounted to approximately $2.1 million and $1.6 million, respectively. Capital expenditures of FNA amounted to $0.7 million and $0.8 million in the six months ended June 30, 2007 and 2006, respectively.
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
     In the first quarter of 2007, the Company’s financing provided inadequate liquidity to produce sufficient product to meet customer demand. A new financing was secured on March 20, 2007 that provided the Company with capital to commence full production; however, supplier lead times became extended through the peak production period and could not benefit sales in the first quarter. The inability to quickly ramp up production affected sales in the second quarter of 2007 which is the quarter when most seasonal shipments of air conditioners occur as some customers cancelled orders and there was insufficient inventory to provide product to many distributors.
     On August 22, 2007, Fedders North America, Inc., and all of its North American subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Delaware District Court in Wilmington (the “Court”). The Company will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company’s non-North American subsidiaries were not included in the filings and will continue their business operations without supervision from the United States Courts and will not be subject to the chapter 11 requirements of the Bankruptcy Code. (See Note 12)
     In November 2006, the Company disclosed that it discontinued selling room air conditioners and dehumidifiers to Wal-Mart and Home Depot due to low profit margins. At the same time, the Company disclosed that it discontinued manufacturing and selling dehumidifiers due to low profit margins. The Company recognized restructuring costs and goodwill impairment in its HVAC segment in 2006 primarily due to this voluntary volume reduction.
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

Results of Operations
     The following table presents the results of continuing operations for the three months and six months ended June 30, 2007 and 2006.
Operating Results as a Percent of Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$45,504	$95,567	$75,644	$195,268

Gross profit	15.9%	14.3%	12.4%	13.5%
Selling, general, and administrative expense	(25.4)	(17.3)	(33.7)	(16.2)
Restructuring expense	(0.5)	(0.6)	(0.3)	(0.3)
Operating income/(loss)	(10.0)	(3.6)	(21.6)	(3.0)
Net interest expense	(19.0)	(5.6)	(19.6)	(5.5)
Pre-tax loss	(25.3)	(9.0)	(38.7)	(8.8)
Three months Ended June 30, 2007 versus the Three months Ended June 30, 2006
     Net sales for the three-month period ended June 30, 2007 of $45.5 million declined by 52.4% compared with $95.6 million in the prior-year period. Net sales within the HVAC segment decreased by 55.4% during the period due primarily to the decision in 2006 to cease selling to The Home Depot and Wal-Mart, and discontinuing the manufacture and sale of dehumidifiers. Dehumidifier sales were $12.9 million and sales to The Home Depot and Wal-Mart, excluding dehumidifiers, were $12.7 million in the second quarter of 2006. HVAC sales were also hurt by production constraints for all products caused by limited working capital liquidity. Although new financing was secured on March 20, 2007, supplier lead times were too long to manufacture sufficient products to meet the seasonal demand for air conditioning products in the second quarter. The downturn in the residential new-construction housing market also impacted central air conditioning system sales. Net sales in the Engineered Products segment decreased by 17.8% due to the same liquidity-driven supplier lead time issues discussed in the HVAC segment and to continued weakness in Asia. The total Company order backlog at the end of the second quarter was $26.3 million, compared with $35.4 million excluding The Home Depot, Wal-Mart, and dehumidifiers in the prior-year quarter.
     Gross profit decreased to $7.2 million in the second quarter of 2007, compared with $13.7 million in the prior-year period because of the lower sales and because of $1.7 million of unabsorbed manufacturing overhead caused by production constraints discussed above. Gross profit as a percent of sales improved to 15.9% during the second quarter versus 14.3% in the prior-year quarter. Excluding the effect of the unabsorbed overhead , gross profit as a percent of net sales was 19.6% in the second quarter of 2007.
     Selling, general, and administrative (SG&A) expenses for the three-month period ended June 30, 2007 were $11.8 million, or 25.9% of net sales, compared with $17.1 million, or 17.9% of net sales, in the prior-year period. This represents a 31.2% reduction in dollar terms. SG&A as a percentage of sales is higher due to the lower sales base.
     The operating loss for the three-months ended June 30, 2007 was $4.5 million, or 10.0% of net sales, compared with a loss of $3.4 million, or 3.6% of net sales, in the prior-year period. The decrease is due to the lower sales, partly offset by reduced operating expenses.
     Net interest expense increased in the three-month period ended June 30, 2007 to $8.6 million compared with $5.3 million in the prior-year period. Interest expense consisted of interest on the Company’s long-term debt, on short-term working capital loans in Asia, and on the Company’s revolving credit facility in the U.S. Net interest expense was greater than prior year due to higher borrowing rates for the new financing. Other income is primarily additional proceeds received from the previously-recorded sale of Polenz.
     Net loss applicable to common stockholders in the three-month period ended June 30, 2007 was $12.6 million, or a $0.36 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was $10.0 million, or a $0.32 loss per diluted common share.

Six months Ended June 30, 2007 versus the Six months Ended June 30, 2006
     Net sales for the six-month period ended June 30, 2007 of $75.6 million declined by 61.3% compared with $195.3 million in the prior-year period. Net sales within the HVAC segment decreased by 65.3% during the period as a result of the decision in 2006 to cease selling to The Home Depot and Wal-Mart, discontinuing dehumidifier manufacturing and sales, and production constraints for all products caused by limited working capital liquidity. Dehumidifier sales were $20.6 million and sales to The Home Depot and Wal-Mart, excluding dehumidifiers, were $54.5 million in the first six months of 2006. Although new financing was secured on March 20, 2007, supplier lead times were too long to manufacture sufficient products to meet the seasonal demand for air conditioning products in the second quarter. Residential central air conditioning system sales were lower because of a 16% industry-wide decline in unit shipments in the first half. Additional factors impacting sales in the first six months were warmer-than-normal winter weather that affected heating product sales and the downturn in the residential new-construction housing market. Net sales in the Engineered Products segment decreased by 8.7% due to the same liquidity-driven supplier lead time issues discussed in the HVAC segment and to continued weakness in Asia.
     Gross profit decreased to $9.4 million in the first six months of 2007, compared with $26.4 million in the prior-year period because of the lower sales and because of $4.2 million of unabsorbed manufacturing overhead caused by production constraints discussed above. Gross profit was 12.4% of net sales during the first six months versus 13.5% of net sales in the prior-year. Excluding the effect of the unabsorbed overhead, gross profit as a percent of net sales was 18.0% in the first six months of 2007.
     SG&A expenses for the six-month period ended June 30, 2007 were $25.7 million, or 33.9% of net sales, compared with $32.2 million, or 16.5% of net sales, in the prior-year period. This represents a 20.0% reduction in dollar terms. The first quarter of 2007 included higher bank. legal and consulting expenses related to a refinancing. SG&A as a percentage of sales is higher due to the lower sales.
     The operating loss for the six-months ended June 30, 2007 was $16.3 million, or 21.6% of net sales, compared with a loss of $5.8 million, or 3.0% of net sales, in the prior-year period. The profit decrease is due to the lower sales, partly offset by reduced operating expenses.
     Net interest expense increased in the six-month period ended June 30, 2007 to $14.8 million compared with $10.8 million in the prior-year period. Interest expense consisted of interest on the Company’s long-term debt, on short-term working capital loans in Asia, and on the Company’s revolving credit facilities in the U.S. Net interest expense was higher than prior year due to costs of $1.0 million for extending the Wachovia supplemental loan from January to March, writing off deferred debt acquisition costs of $0.4 million on the Wachovia loans, and higher borrowing rates for the new financing. Other income is primarily additional proceeds received from the previously-recorded sale of Polenz.
     Net loss applicable to common stockholders in the six-month period ended June 30, 2007 was $31.5 million, or a $0.92 loss per diluted common share. Net loss applicable to common stockholders in the prior-year period was 20.0 million, or a $0.65 loss per diluted common share.
Liquidity and Capital Resources
     As discussed in Note 12 to the condensed consolidated financial statements, Subsequent Events and DIP Financing, Fedders North America, Inc. and all of its North American subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code, which triggered defaults on most of the Company’s obligations. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.
     The Company’s working capital requirements are seasonal, with cash balances peaking in the third quarter of each calendar year and the greatest utilization of its lines of credit occurring early in the calendar year. Cash on hand amounted to $8.0 million at June 30, 2007 compared with $11.8 million a year earlier. Short-term borrowings under the Company’s revolving credit facility amounted to $28.5 million at June 30, 2007 compared with $45.8 million in the prior year. In addition, the Company had $50 million of term debt outstanding at June 30, 2007, which did not exist in the prior year. The term debt is classified as short-term at June 30, 2007, because the EBITDA debt covenant was not satisfied. The Senior Notes are classified as short-term at June 30, 2007 due to filing for chapter 11. Current portion of long-term debt amounted to $0.8 million at June 30, 2007, compared with $2.3 million a year earlier.

     Net cash used by operating activities for the six-month period ended June 30, 2007 amounted to $39.9 million, compared with cash provided of $9.2 million in the prior-year period. Cash used by operations was primarily a result of the net loss and higher receivables and inventories, partly offset by higher accounts payable and depreciation and amortization. Net inventories at June 30, 2007 were $48.8 million compared with $41.5 million at December 31, 2006 and $61.7 million at June 30, 2006. The level of finished goods approximates the level at December 31, 2006 and reflects not having to carry inventory to service the big-box retail accounts. Raw material inventory increased approximately $5.9 million from year end, and reflects materials received, but not converted into finished goods, as a result of production constraints.
     Accounts payable at June 30, 2007 were $49.9 million compared with $40.8 million at December 31, 2006 and $65.7 million at June 30, 2006. Accounts payable increased during the second quarter of 2007 as a result of liquidity constraints and increased production after the new financing was secured.
     Net cash provided by investing activities in the six-month period ended June 30, 2007 of $2.8 million compared with cash used of $0.7 million in the prior-year period. Investing activities included capital expenditures of $1.3 million, compared with $1.6 million in the prior-year period. This was more than offset by $4.1 million received in the first quarter from the Walkersville, Maryland non-productive land sale that occurred in the fourth quarter of 2006.
     Net cash provided by financing activities for the six-month period ended June 30, 2007 amounted to $39.4 million. Proceeds from the new $50 million term loan obtained through Goldman Sachs Credit Partners L.P. (“Goldman”) were used to repay $30.0 million of then-existing debt, and the Company received $2.0 million from the sale of treasury stock (discussed below). In connection with the debt refinancing, the Company was required to pay off its $3.2 million Trion Industrial Revenue Bond and its $1.9 million Fedders Addison mortgage. Net cash used by financing activities in the prior-year period was $11.5 million for debt repayment.
     The Company stopped declaring dividends on its outstanding common stock, class B stock, and preferred stock in the third quarter of 2005. Dividend payments are restricted by the indenture covering the Company’s outstanding notes and also by the new loan agreements. Previously, the Company declared quarterly dividends of $0.03 per outstanding share of common and class B stock and $0.5375 per outstanding share of preferred stock. (See Part II – Other Information)
     During the second quarter of 2007, the Company was not in compliance with the EBITDA financial covenant under its $50 million term loan and $40 million revolver loan. As a result, this term loan was reclassified from long-term debt to current liabilities. The Company’s bankruptcy filing caused a default on the $155 million Senior Notes, and as a result, these notes were reclassified from long-term debt to current liabilities. It is unlikely that the Company will make the September interest payment on the Senior Notes.
     On August 24, 2007, Fedders entered into a $33 million senior secured super-priority revolver facility and a $46 million senior secured super-priority term loan (the "DIP Facilities") with Goldman, which is subject to approval by the Bankruptcy Court. The Company obtained interim financing of $8 million under the DIP Facilities pending final approval by the Court. The proceeds of the DIP Facilities will be used to (i) refinance in full all indebtedness under the $50 million, 30-month senior secured term loan and $40 million, 30-month secured revolving credit facility arranged through Goldman in March 2007, (ii) to pay fees and expenses associated with the DIP Facilities, and (iii) for working capital and general corporate purposes in accordance with a budget to be provided to and approved by Goldman. The term note will be available as a single draw, and the revolver will be available according to a borrowing base of accounts receivable and inventory. The revolver bears interest at prime plus 2% or LIBOR plus 3% (8.3% at June 30, 2007) and the term loan bears interest at prime plus 13% or at LIBOR plus 14% (19.3% at June 30,2007). Fedders has the option of foregoing a portion of the interest payments by having the interest payment capitalized as additional principal. The DIP Facilities mature on February 24, 2008.
     On March 20, 2007, the Company obtained a new $50 million, 30-month senior secured term loan and a $40 million, 30-month secured revolving credit facility arranged through Goldman Sachs Credit Partners L.P. and repaid the balance outstanding on its existing secured revolving facility and supplemental term loan with Wachovia. The new senior secured term loan had an interest rate of Prime plus 11% or LIBOR plus 12% (17.3% at June 30, 2007), and the new revolving credit facility had an interest rate of Prime plus 1% or LIBOR plus 2% (7.3% at June 30, 2007). As a part of the new debt agreement, the Company issued warrants to purchase 1,175,303 shares valued at market on the date of issuance at $1.0 million that are exercisable through March 2017 at $0.01 per share. The Company was required to draw the total balance of the senior secured term loan immediately. In addition to repayment of the Wachovia obligations and certain other secured long-term debt obligations, the loan proceeds were used to fund working capital requirements. Availability under the new revolving line of credit was based primarily on advance rates on accounts receivable and inventory in the U.S. and Canada. Financial covenants under the term loan and revolving credit facility included EBITDA, interest coverage, and secured leverage tests. In addition, the Company was prohibited from paying dividends, making acquisitions, as well as the lender must approve asset sales.

     In September 2006, the Company received a $10 million supplemental term loan from Wachovia that was to expire on January 26, 2007 and was subsequently extended to March 20, 2007. In conjunction with this loan, the Company’s Executive Chairman made equity contributions of $1.5 million in October 2006 and $2.0 million in January 2007 in the form of treasury stock purchases from a portion of his supplemental retirement plan assets. The supplemental retirement plan assets and obligations are recorded as a non-current asset and a non-current liability, respectively. The supplemental term loan was repaid with proceeds from the new $50 million senior secured term loan.
     On January 31, 2006, the Company replaced its expiring $100 million secured revolving credit facility with a five-year $75 million secured revolving credit facility with Wachovia Bank.
     The Company also utilized short-term borrowing facilities to support production in its China operations. Certain of these obligations were delinquent at June 30, 2007.
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
     At June 30, 2007, the Company has variable-rate debt of $86.8 million. At this level, a one-percentage point increase in interest rates would create $0.9 million additional expense annually.
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
Changes in Internal Control Over Financial Reporting
     Changes In Internal Control Over Financial Reporting. Management completed its assessment of internal controls for the year ended December 31, 2006. Management, with oversight from the Audit Committee, has been addressing each of the issues identified in the December 31, 2006 Form 10-K, and is committed to effectively remediating known weaknesses as expeditiously as possible. The Company’s remediation efforts during the fiscal quarter ended December 31, 2006 and during the Six months ended June 30, 2007 resulted in progress toward improving internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, in areas identified as having a material weakness in management’s 2006 assessment. Management is addressing all of the material weaknesses listed in its 2006 Annual Report. Changes described below were made through the first six months of 2007.

     The Company’s remediation efforts during the first six months of 2007 include the following:
a.)	The Company established a work plan to develop new, more efficient accounting processes and scheduled meeting dates in the second quarter of 2007 to complete this initiative that will free up resources to accelerate the closing process and reconcile accounts.

b.)	The Company required that operating units submit to the Corporate office balance sheet reconciliations with evidence of appropriate review and approval.

c.)	The Company required that operating units submit to the Corporate office an analytical review of the income statement and balance sheet as well as a reconciliation of the unit trial balance to its financial statements.

d.)	The Company identified additional potential risks and drafted improved controls for information technology based on COBIT.

e.)	The Company communicated the remediation log from the year-end testing for each operating entity and established a framework for remediation in the second quarter.

f.)	The Company interviewed third-party consulting firms to assist with remediation and testing 2006 material weaknesses and implementing new controls consistent with PCAOB Auditing Standard No. 5.
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
     On August 22, 2007, Fedders North America, Inc., and all of its North American subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Delaware District Court in Wilmington. It is not possible at this time to predict the chapter 11 outcome.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
     The Company stopped paying dividends in the third quarter of 2005. The amount of unpaid dividends on the Company’s Series A Cumulative Preferred Stock was $9.1 million, or $4.30 per preferred share, at June 30, 2007. Due to the chapter 11 filing, it is unlikely that the Company will pay the dividends in arrears.
     The $50 million term debt is classified as short-term at June 30, 2007, because the EBITDA debt covenant was not satisfied. The $40 million revolver debt has the same EBITDA covenant. The $155 million Senior Notes are classified as short-term at June 30, 2007 due to filing for chapter 11.
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
August 30, 2007